Form 10-Q
period 2014-06-30
NATURAL GAS FUELING & CONVERSION INC.
filed 2014-08-13
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-192590

Natural Gas Fueling and Conversion Inc.

(Exact name of registrant as specified in its charter)

Florida	46-3914127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Almeria Avenue Coral Gables, FL 33134
(Address of principal executive offices)

Registrant’s telephone number, including area code: (305) 430-6103

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]  No [  ]

As of August 11, 2014, the registrant had 12,600,000 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding.

NATURAL GAS FUELING AND CONVERSION INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Natural Gas Fueling and Conversion, Inc.
Balance Sheets (unaudited)

ASSETS

June 30, 2014
CURRENT ASSETS
Cash	$75,850
Marketable securities, available-for-sale	52,237
Total current assets	128,087

TOTAL ASSETS	$128,087

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Rent payable	$1,800
Note payable - related parties	90
Total current liabilities	1,890

STOCKHOLDERS' EQUITY
Preferred stock: $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Class A common stock: $.0001 par value; 230,000,000 shares authorized, 12,600,000 shares issued and outstanding	1,260
Class B common stock: $.0001 par value; 60,000,000 shares authorized, 7,000,000 shares issued and outstanding	700
Additional paid-in capital	194,350
Accumulated deficit	(70,113)
Total stockholders’ equity	126,197

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$128,087

The accompanying notes are an integral part of these unaudited financial statements.

Natural Gas Fueling and Conversion Inc.
Statement of Operations
(unaudited)

		October 2,
	Three months	2013
	Ended	(inception) to
	June 30, 2014	June 30, 2014

OPERATING EXPENSES
Legal fees	10,000	22,554
Accounting fees	3,000	7,750
Officer compensation	6,000	16,800
General and administrative	9,529	23,727
Total operating expenses	28,529	70,831

LOSS FROM OPERATIONS	(28,529)	(70,831)

Other Income
Realized gain on marketable securities	2,010	2,010
Unrealized loss on marketable securities	(1,352)	(1,352)
Dividends received	60	60
Total Other Income	718	718

NET LOSS	$(27,811)	$(70,113)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,600,000	18,821,402

The accompanying notes are an integral part of these unaudited financial statements.

Natural Gas Fueling and Conversion Inc.
Statements of Cash Flows
(unaudited)
October 2,
2013
(inception) to
June 30,
2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,113)
Adjustments to reconcile net loss to cash used in operating activities:
Realized gain on marketable securities	(2,010)
Unrealized loss on marketable securities	1,352
Changes in operating assets and liabilities:
Accrued expenses	1,800
Net cash used in operating activities	(68,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for available for sale securities	(236,660)
Cash received from sale of securities	185,081
Net cash used in investing activities	(51,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	90
Proceeds from sale of common stock	196,310
Net cash provided by financing activities	196,400

NET INCREASE (DECREASE) IN CASH	75,850
CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD		$75,850

SUPPLEMENTAL DISCLOSURES:

CASH PAID FOR:
Interest	$
Income Taxes	$

The accompanying notes are an integral part of these unaudited financial statements.

Natural Gas Fueling and Conversion Inc.

Notes to Unaudited Financial Statements

June 30, 2014

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Natural Gas Fueling and Conversion Inc. (“we”, “our”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period from October 2, 2013 (inception) through March 31, 2014 contained in the Company’s Form S-1/A filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements as reported in the Company’s Form S-1/A have been omitted.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Marketable Securities

In accordance with Accounting Standards Codification 825 an entity is permitted to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of ASC 825 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option are required to (i) recognize changes in fair value in earnings and (ii) expense any upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which it has elected the fair value option, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this either by reporting the fair value and non-fair-value carrying amounts as separate line items or by aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

The Company elected the fair value option for all their marketable securities. Management has elected the fair value option as management believes it best reflects the true market value of the securities at the date of valuation.

The Company reports the change in value of the securities as realized or unrealized gains or losses on a quarterly basis against earnings. The gain or loss is calculated as the difference between the acquiring value and the closing market value at the end of the reporting period. For securities purchased, the acquiring value is the fair value of the securities on the date they are acquired.

Recent Pronouncements

In the quarter ending June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by selling the 10 million it has registered to sell the public. However management cannot provide any assurances that the Company will be successful in raising funds from the public to meet its minimum financial obligations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company borrowed $90 from a related party as of June 30, 2014. This amount is unsecured, noninterest bearing, and due on demand.

NOTE 5 – INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are presented in the balance sheet at fair value.

Per Accounting Standards Codification 820 “Fair Value Measurement”, fair values defined establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements.

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The Company has classified these marketable securities at level 1 with a fair value of $52,237 as of June 30, 2014.

In June 2014, the Company opened an investment and trading account with Interactive Brokers with a capital of $80,000 to invest in various stocks to receive dividends while hedging them by trading options to receive trading profits managed by its Chief Executive Office I. Andrew Weeraratne.  Of the $80,000 initial capital, $28,481 remains in cash and has not been actively invested in stock.  The total realized capital gains for the period ending June 30, 2014 from trading activities was $2,010.  The total unrealized loss as of June 30, 2014 is $1,352.  The investment and trading account is recorded at fair market value adjusting the account both by realized and unrealized gain and losses, as required by generally accepted accounting principles, at a balance of $52,237 as of June 30, 2014.

NOTE 6 – EQUITY

We have 300,000,000 authorized shares of capital stock, which consists of (i) 230,000,000 shares of Class A common stock, par value $0.0001 per share; (ii) 60,000,000 shares of Class B common stock, par value $0.0001 per share; and (iii) 10,000,000 shares of blank-check preferred stock, par value of $0.0001 per share.

The holders of Class A common stock shall be entitled to one vote per share and shall be entitled to dividends as shall be declared by our Board of Directors from time to time.

Each share of Class B common stock shall entitle the holder thereof to 10 votes for each one vote per share of Class A common stock, and with respect to such vote, shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the bylaws of this corporation, and shall be entitled to vote, together as a single class with holders of Class A common stock with respect to any question or matter upon which holders of Class A common stock have the right to vote. Class B common stock shall also entitle the holders thereof to vote as a separate class as set forth herein and as required by law. Holders of Class B common stock shall be entitled to dividends as shall be declared by our Board of Directors from time to time at the same rate per share as the Class A common stock. The holders of the Class B common stock shall have the right to convert each one of their shares to one share of Class A common stock automatically by surrendering the shares of Class B common stock to us.

As shown on the table below, on October 2, 2013, the Company issued the following shares of Class A common stock as founders’ shares at $0.0001 par value to the following officers and directors Andrew Weeraratne, Eugene Nichols and James New and for total proceeds of $475.00 and issued 50,000 Class A common stock at par value of $0.0001 to Robert Sanford our Chief Financial Officer and Bo Engberg, one of our directors, each for a total proceeds of $5.00 each, as an incentive to work for us.

Name	Title	# of Shares	Consideration ($)

I. Andrew Weeraratne	Chief Executive Officer, Director	4,000,000	$400.00

Eugene Nichols	President, Director	500,000	$50.00

James New	Chairman of the Board	250,000	$25.00

Robert Sanford	Former Chief Financial Officer	50,000	$5.00

Bo Engberg	Director	50,000	$5.00

On October 2, 2013, the Company issued 7,000,000 shares of Class B common stock as founders’ shares to the Company’s Chief Executive Officer and Director, I. Andrew Weeraratne, for total proceeds of $700.00.

On October 2, 2013, the Company issued 250,000 Class A common stock at par value of .0001 as founder’s shares to Mr. Gerry Ambrose for total proceeds of $25.00.

On October 2, 2013 the Company issued the following Class A common stock at par value of .0001 to the following individuals and entities for providing us consulting services:

ITMM Consulting LLC	200,000 shares for $20.00

Passerelle Corp.	200,000 shares for $20.00

Mengying Qin	50,000 shares for $5.00

Antonio Gallini	50,000 shares for $5.00

On October 10, 2013, the Company issued 500,000 shares of Class A common stock to JSBarkats, PLLC, for an aggregate value of $50.00 for providing us past and future legal work with regard to this offering.

On October 22, 2013, we circulated a private offering memorandum for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a “best-efforts” basis, up to a maximum of 7,500,000 shares of the Company’s Class A common stock (the “Shares”) at a purchase price of $0.03 per share (the “Purchase Price”). The minimum individual investment was $15,000, with the stipulation, in our sole discretion, to accept subscriptions for lesser amounts and also with the stipulation that the, funds received from all subscribers to be released to us upon acceptance of the subscriptions by us. This offering was made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, seeking exemption from the registration requirements of federal securities laws. As of June 30, 2014, the Company sold 6,500,000 shares of Class A common stock each to thirteen subscribers at the Purchase Price for an aggregate offering amount of $195,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE.  THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.  THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Overview

We are a newly formed, development stage company.  We plan to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and NG fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to LNG and CNG; and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States. We also plan to build a convenience store to serve our customers in each of our locations. We define each of such combined stations an “Operational Unit.”

The Company plans to operate its planned vehicle conversion division as a joint venture operation with HJT, a company that is currently in the vehicle conversion business in China. The Company has entered into a preliminary agreement with HJT and the parties plan to enter a formal joint venture agreement in the future. The Company intends to do due diligence as to HJT and its technology and, if acceptable, enter into a joint venture agreement with HJT, which currently does vehicle conversions in China, jointly seek to obtain a certification from the Environmental Protection Agency for HJT’s technology and then, if obtained, to convert vehicles using HJT’s technology. In the interim, the Company intends to obtain conversion kits from companies that have obtained such certification and convert vehicles using them.

Initially, the Company plans to generate revenue through fuel sales and convenience store sales at its planned Operational Units. As discussed in the section entitled “Risk Factors,” contained in the Company’s Form S-1/A filed with the Securities and Exchange Commission, the market for NG vehicles in the United States is limited and may never develop to a level where the Company will become profitable. With this in mind and in order to mitigate the short and long-term market risk, the Company’s planned Operational Units will also sell gasoline and diesel fuel at its Operational Units. The Company believes this plan will allow the Company to generate sufficient revenue to support its operations while it carries out its business plan to add NG fueling bays and equipment for its planned vehicle conversion business.

In the future, we may expand our operations to foreign nations in partnership with local investors. To date, the Company’s management has traveled to Sri Lanka and Japan to discuss the Company’s vision with potential investors and strategic partners.

We were recently formed and all activity to date has been related to formation of our business, formulation of our business plan, raising initial capital and initial start-up operations such as investigating potential sites for our initial NG motor vehicle fueling stations in the Miami, FL area, reviewing zoning and environmental regulations relating to such stations, investigating sources of supply for NG, LNG and CNG fueling stations and researching the machinery and equipment needed for those stations, identifying potential contractors for building stations, researching the EPA’s regulations regarding vehicle conversion and identifying consulting firms who can assist us with getting our vehicle conversion division certified by the EPA. Our ability to proceed with our plan to develop and build our initial planned fueling stations depends upon our obtaining adequate financial resources through a currently registered self-underwritten public offering. That offering became effective as of June 12th, 2014, but as of August 11, 2014, we have not raised any funds through that offering. As of June 30, 2014, we had not incurred any material costs or expenses other than those associated with the formation and financing of our company.

Plan of Operation

Below is a brief description of the activities which we have established to achieve the opening of our initial three combined gasoline and NG fueling service stations and factories to retrofit vehicles to run on NG. These activities were undertaken by our officers.

The Company has undertaken various activities to implement its business plan, including but not limited to the following:

•	Located several existing gasoline fueling stations in the Miami, Florida metro area that are potential acquisition targets (we are currently conducting due diligence reviews on these station sites);

•	Engaged a business broker to look for a series of appropriate stations to acquire;

•	Engaged Cryostar USA, a construction company (“Cryostar”), to provide the Company an estimate on building NG fueling stations or expanding current gasoline stations to add NG fueling stations; and

•	Consulted with Cryostar on providing, installing and testing of the NG filling station equipment.

Management believes that we will require approximately $17.4 million of available capital to (i) build or acquire three existing gasoline and diesel combined stations and the associated land and (ii) add NG fueling capabilities to such stations along with garages to retrofit vehicles to run on NG, which we hope to receive from the proceeds of our currently registered offering, although there is no guarantee that we may be able to raise adequate funds to accomplish our goals. In the event we chose not to or are unable to buy the land on which a potential acquisition station is built (or, if we acquire an already operating business), our initial purchase costs will be significantly reduced because, depending upon the specific location, the cost of leasing may be as much as $1 million less than the cost of acquisition. Thus, if we sign long term leases for such stations, our costs will be reduced and we may be able to buy additional stations or build an additional new station. Upon the availability of such proceeds, and in the event we decide to purchase existing stations, we plan to take the following steps to begin our planned operations. We estimate that these activities will be completed and the station opened for business on the following approximated schedule after the availability of such capital:

•	Negotiating the price and other necessary matters required to acquire existing gasoline and diesel fueling stations (approx. 30 days);

•	Reviewing the existing financial statements for each station and completing audits for the last two years in order to comply with SEC requirements (approx. 90 days);

•	Reviewing or setting up the current accounting systems, internal control and other procedures taking into consideration the comments of the auditor (approx. 15 days after acquisition of station);

•	Begin operations of the newly acquired gasoline stations (approx. 135 days);

•	Consulting with professionals to plan for expansion of the stations to add vehicle conversion garages and NG fueling bays (approx. 60 days after stations are fully operational- total of 195 days);

•	Interviewing and engaging a construction contractor (approx. 15 days – total of 210 days);

•	Construction of the structural buildings (approx. 90 days – total of 300 days);

•	Installation and testing of new equipment which is obtained from an equipment supplier selected through bidding (approx. 30 days after construction is complete – total of 330 days); and

•	Hire and train employees (approx. 15 days after equipment is fully installed – total of 345 days).

As shown above, we believe the entire process of having a fully functioning operational unit will take approximately 345 days to become operational, with us breaking even or making cash flow from gasoline and diesel sales and sales in the convenience stores after 135 days. It is possible that operational unit may take longer than another to become operational based on various factors in the routine course of business, and this timeline assumes the possibility of setting up multiple fueling stations concurrently. The above timeline is only estimate for purposes of conveying the Company’s planned operations, and actual results may differ.

We believe that natural gas may become as common and popular as gasoline and diesel within 5 to 10 year frame. Even if natural gas becomes that common as a fueling medium for vehicles, we believe gasoline and diesel will still make enough money to keep them as part of our operational units. We plan to keep an eye on the impact of vehicles moving from gasoline to natural gas and make the decision at that time to either continue with gasoline and diesel services or discontinue providing gasoline and diesel and focus only on natural gas stations. This decision has to be made in the future based on facts and circumstances at the time.

Results of Operation

We have had no operating revenues since our inception on October 2, 2013 through June 30, 2014, and have incurred net operating losses in the amount of $70,113 for the same period.  Our activities have been primarily financed from the proceeds of a private offering the Company commenced in October 2013.

For the three months ended June 30, 2014, professional fees expenses were $13,000 and from October 2, 2013 (inception) to June 30, 2014, the professional fees were $30,304.

Liquidity and Capital Resources

We will require approximately $5.8 million of available capital for each proposed Operational Unit comprised of a combined gasoline, diesel and NG fueling service station along with a convenience store and a vehicle conversion station. If such capital does not become available from the proceeds of our current offering or other sources, we will be able to continue operations as a development stage company for approximately the next 18 months from available cash on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available.

We believe our operational strategy which focuses on using low overhead costs will avail us to manage our current operational activities (excluding building Operational Units that we won’t begin until we raise capital from our offering) for approximately 18 months. During the next 12 months or until such time that we raise enough capital to begin building or purchase our Operational Units, we will be using our working capital to attend investors’ conferences and tradeshows, participating in road shows to meet with potential investors, traveling to meet with investors and paying professional fees needed to comply with SEC regulations. We believe our monthly burn rate to be approximately $8,000. The Company had approximately $75,850 in cash on hand and $52,237 in marketable securities as of June 30, 2014. We believe we can sustain our operations for approximately 18 months even if we do not raise additional funds in this offering.

If we succeed in opening one or more Operational Units, we anticipate that fuel sales at such stations along with convenience store sales to generate sufficient cash flow to support our operations after the first 18 months.  However, this estimate is based on our assumption of raising enough capital to build or acquire one or more gasoline stations and then generate significant revenues from fuel and convenience store sales.  There can be no assurance that such sales levels will be achieved.  Therefore, we may require additional financing through loans and other arrangements, including the sale of additional equity.  There can be no assurance that such additional financing will be available, or if available, can be obtained on satisfactory terms.  To the extent that any such financing involves the sale of our equity securities, the interests of our then existing shareholders, including the investors in the currently registered offering, could be substantially diluted.  In the event that we do not have sufficient capital to support our operations we may have to curtail our operations.

Our officers will provide daily management of our company, including administration, financial management, production, marketing and sales.  We will also engage other employees and service organizations to provide services as the need arises.  These may include services such as computer systems, sales, marketing, advertising, public relations, cash management, accounting and administration.

As a public company, we will be subject to certain reporting and other compliance requirements of a publicly reporting company.  We will be subject to certain costs for such compliance which private companies may not choose to make.  We have identified such costs as being primarily for audits, legal services, filing expenses, financial and reporting controls and shareholder communications and estimate the cost to be approximately $75,000 annually.  We expect to pay such costs from a combination of cash on hand, the proceeds our current offering and cash generated by revenue from our planned Operating Units.

There can be no assurance that we will be able to successfully develop and open any combined gasoline and NG fueling service stations and vehicle retrofitting garages, or otherwise implement any portion of our long term business strategy.  We believe that we can control the operating and general and administrative expenses of our operations to be within the cash available from our current offering and from the sales which we may make at any fueling service stations we open.  If our initial operations indicate that our business can establish and fulfill a demand for CNG and LNG fueling service stations and converting vehicles to run on NG on a basis which will lead to the establishment of a profitable business, we may seek additional sources of cash to grow the business.  We do not currently have any commitments from customers for the use of our proposed fueling service stations or for additional financing.

Other than the potential for the NG market to not develop in the future as the Company currently anticipates, the Company is not aware of any other known trends, demands, commitments, events or uncertainties that will have, or are reasonably likely to have, a material impact on the Company’s revenues or income from continuing operations.

The Company has not generated any revenues and has incurred losses since inception resulting in an accumulated deficit of $70,113 as of June 30, 2014, and further losses are anticipated in the development of its business.  The Company’s independent registered accounting firm has issued opinion about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Currently, we have no written or oral communication from stockholders, directors or any officers to provide us any forms of cash advances, loans or sources of liquidity to meet our working capital needs or long-term or short-term financial needs.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 2 to the financial statements included elsewhere in this report.

Recent Accounting Pronouncements

We determined that all other issued, but not yet effective accounting pronouncements are inapplicable or insignificant to us and once adopted are not expected to have a material impact on our financial position.

Anticipated Future Trends

Due to increase in future supply of NG, we expect NG prices to stay below the prices of gasoline and diesel in the future, making it more attractive for consumers to use NG powered vehicles. We also expect global governments to encourage using NG as an alternative fuel and continue to give both direct and indirect subsidies in the form of tax credits to encourage use of natural gas. We also expect the EPA to make the process of conversion of vehicles to NG to be less stringent as this technology develops further and as the benefits of using NG becomes more readily apparent.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In June 2014, the company began an investment and trading account with Interactive Brokers with a capital of $80,000 to invest in various stocks to receive dividends while hedging them by trading options to receive trading profits managed by its CEO Andrew Weeraratne.  Of the $80,000 initial capital, $28,481 remains in cash and has not been actively invested in stock.  The total realized capital gains for the period ending June 30, 2014 from trading activities was $2,010.  The total unrealized capital loss as of June 30, 2014 is $1,352.

Investing in the financial market is risky and even though the Company invests in fundamentally strong stock to hold for long term, if needed.  A sudden decline may cause, even we believe to be fundamentally strong, stocks to go down causing the Company to suffer significant unrealized losses. Even we have taken all possible precautions to hedge the positions; such hedging cannot protect 100% of the investment. Thus if the Company suffers significant unrealized or real losses then some funds in this investment account may not be available to pay for any immediate cash flow needs and that may lead the Company to cease its operations.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Other than the risk factor disclosed in Item 3 of Part I (Quantitative and Qualitative Disclosure About Market Risk) contained in this Quarterly Report on Form 10-Q, there are no changes that constitute material changes from the risk factors previously disclosed in our Registration Statement on Form S-1/A, filed with the SEC on May 28, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

On August 6, 2014, Robert C. Sanford resigned as the Company’s Chief Financial Officer.  Upon Mr. Sanford’s resignation, Mr. Weeraratne assumed the role of Chief Financial Officer in addition to his other executive officer roles.

Item 6.  Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description
31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Natural Gas Fueling and Conversion Inc.

Date: August 13, 2014	By:	/s/ I. Andrew Weeraratne
Name: I. Andrew Weeraratne
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)