Form 10-K
period 2014-09-30
NATURAL GAS FUELING & CONVERSION INC.
filed 2014-12-10
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-192590

Natural Gas Fueling and Conversion Inc.

(Exact name of registrant as specified in its charter)

Florida	4932	46-3914127
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

45 Almeria Avenue

Coral Gables, FL 33134

Telephone (305)-430-6103

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]

 Accelerated filer [ ]

Non-accelerated filer [ ]

 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of the reporting date, the registrant had 12,600,000 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of the reporting date.

TABLE OF CONTENTS

i

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Natural Gas Fueling and Conversion Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Natural Gas Fueling and Conversion Inc. ("the Company", “our” or "we") was incorporated under the laws of the State of Florida on October 2, 2013. We plan to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and natural gas (NG) fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to liquefied natural gas (LNG) and compressed natural gas (CNG); and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States. We also plan to build a convenience store to serve our customers in each of our locations. We define each of such combined stations an “Operational Unit.” Our initial primary focus will be distributing gasoline and diesel fuel to customers once we build or purchase a fueling station, as we believe there are not enough NG driven vehicles in the market at this time to substantiate building only a NG station. We also plan to have LNG and CNG available for NG driven vehicles as we think NG vehicles will be as common as gasoline-driven vehicles in the future. Therefore, we may acquire existing gasoline and diesel fueling stations and expand them to include NG fueling capabilities.

We filed our initial registration statement with the Securities and Exchange Commission on November 27, 2013, which was declared effective on June 12, 2014. Pursuant to that, we filed a Post Effective Amendment to our Registration Statement to reduce the price per share and that Amendment has been declared effective on October 6, 2014.

RESEARCH AND DEVELOPMENT

Since inception majority of our work and also our expenditure has been on research and development. We attended a few conferences that specialize in natural gas vehicles both in the USA and in Europe to learn of the developing technology in natural gas vehicles and natural gas fueling stations. We also met with a few European companies that own and operate both natural gas-driven vehicles and also operate multiple natural gas stations successfully. So far, we have located four gasoline and diesel service stations with garages and convenience stores in Miami, Florida that we may be able to buy at a fair price once we raise funds. We believe we can locate more similar gasoline stations to buy in the future. We also came across a company that produces mobile natural gas fueling stations that we could install for about $200,000 each in the four gasoline stations that we plan to buy (once the funds are available). Installing mobile NG stations will give us a temporary solution to providing NG for any vehicles until NG become prominent in the USA rather than constructing NG fueling stations at a cost we estimate to be about a million dollars per station.

We visited China to investigate the technology they have with reference to natural gas industry and came across a company (HJT), according to its management, has been involved in converting gasoline and diesel vehicles to run on CNG and LNG successfully for over five years. We have entered into a preliminary agreement with HJT and the parties plan to enter a formal joint venture agreement in the future. The Company intends to do due diligence as to HJT and its technology and, if acceptable, enter into a joint venture agreement with HJT to jointly seek to obtain a certification from the Environmental Protection Agency (EPA) for HJT’s technology and then, if obtained, to convert vehicles in the USA, using HJT’s technology. In the interim, the Company intends to obtain conversion kits from companies that have already obtained such EPA certification and convert vehicles using them in our planned vehicle conversion division.

We also located two gasoline, diesel and propane distribution companies and we have begun discussions with them to acquire majority ownership of these companies (once we have raised funds) and add natural gas distribution using their infrastructure. If our discussions continued in a positive path, we plan to offer them cash and shares of our Company as the purchase price to buy the majority ownership of these companies after we have conducted our due diligence and required audits (please read “Risk Factors” where we have discussed the limitations we have in making any significant acquisitions until we raise adequate funds, since even if we sold 100% of the current offering, it would not be enough to make any significant acquisition and that there is no guarantee that we may be able to raise any funds at all).

When we began, our plan was to set up NG Operational Units both in the USA and in some overseas locations since we believe NG will overtake gasoline and diesel as the premier energy form for vehicles due to its anti-pollution nature and also due to its economic benefit. So far we have visited Sri Lanka, Japan, China and United Arab Emirates as potential locations to expand such operations. We have met with both potential management and investors in those nations for us to begin such operations in joint venture with local institutions.

Our research pointed us to the fact that Americans used about 366 million gallons of gasoline per day in 2012 (US department of Energy Information Administration (EIA)). Also according to EIA only 40% of the crude oil used by U.S. refineries is produced in the United States, the rest is imported from other countries. Additionally, according to the EIA, gasoline is the predominant fuel used by most passenger vehicles in the United States today. There are approximately 254 million vehicles that use gasoline, and on average each vehicle travels approximately 11,600 miles per year. Currently, there are about 162,000 fueling stations that provide refueling services for these consumers.

Our research has illustrated to us that that crude oil, gasoline and diesel fuel prices that are high relative to historical averages, combined with increasingly stringent federal, state and local air quality regulations, create a favorable market opportunity for alternative vehicle fuels in the United States. NG as an alternative fuel has been widely used for many years in other parts of the world such as in Europe and Latin America, based on the number of NG vehicles in operation in those regions. According to the Alternative Fuels Data Center of the U.S. Department of Energy’s Office of Energy Efficiency and Renewable Energy (the “OEE”), there are approximately 112,000 NG powered vehicles currently in the United States and approximately 14.8 million NG powered vehicles worldwide.

According to corporate website of Cummins Westport Inc. (“Cummins”), a worldwide leader in the design, engineering and marketing of automotive natural gas engines for commercial transportation applications such as truck and buses, there are approximately 1,200 CNG fueling stations in the United States, compared to approximately 164,292 gasoline fueling stations in the United States as of 2007, according to the OEE’s website.

We have discovered that natural gas usage by Americans is increasing at a steady pace. According to the EIA, in 1950, US residents used 5,766,542 million cubic feet (MMcF) of NG. In 2012, they used 25,533,448 MMcF of NG, almost 4.5 times more than the consumption level in 1950. We believe this trend of increase demand and usage will continue, as is consistent with historical data, as the United States remains the biggest NG producer in the world and NG remains as a much cheaper alternative to gasoline.

In Japan, in February 2010, HANA Engineering, a Japanese company in the business of making conversion kits to convert petroleum based cars to run on NG, fitted a Honda Civic with proper engine parts to run on gasoline and then on LPG (Liquid Petroleum Gas) and on CNG and came up with the following findings:

They filled the gas tank with $100.00 worth of gasoline and drove the Honda Civic for an “X” number of miles and then ran the same distance using LPG and CNG. They reported that the same distance can be run for $40.00 with CNG. The same distance can be run with LPG for a cost of $70.42. Comparing CNG with LPG, they discovered the distance $100 worth of LPG can run be run for $57.80 with CNG.

According to our research, LNG is safer than petrol or diesel since LNG combustion point is about 650 centigrade while about 260 degrees C for diesel and petrol.

OUR STRATEGY

We plan to implement two different approaches:

(1)	Buy land and build the Operating Units using our own design and architecture; and/or

(2)

Acquire currently operating combined gasoline and diesel stations with convenience stores and garages, and then subsequently add NG fueling bays and the equipment for the planned vehicle conversion business as needed.

We are currently conducting due diligence on several existing fueling stations in the Miami, Florida area which the Company believes are suitable acquisition targets. However, it remains the Company’s preference to purchase land and build an Operational Unit based on our own designs. If we are successful in raising the proceeds in this offering, we plan to acquire smaller gasoline and diesel fuel station with a convenience store and operate it while we raise additional money to build our Operating Units that we estimate to cost about $5,800,000 to build one Operational Unit. Currently we have no commitments to raise the additional funds needed to build an operational unit. Our ability to raise additional funds to build our operational units may depend on us operating our smaller gasoline and diesel fuel station successfully and/or due to our exposure to potential investors by being in the business, for which there is no guarantee.

Our initial primary focus will be distributing gasoline and diesel fuel to customers once we build or purchase a fueling station, as we believe there are not enough NG driven vehicles in the market at this time to substantiate building only a NG station. We also plan to have liquefied natural gas (LNG) and compressed natural gas (CNG) available for NG driven vehicles as we think NG vehicles will be as common as gasoline-driven vehicles in the future. Therefore, we may acquire existing gasoline and diesel fueling stations and expand them to include NG fueling capabilities. In certain stations we plan to build (or acquire and expand), we may have gasoline and LNG only, in some stations we may have gasoline and CNG only and in other stations we may have the means to distribute gasoline, diesel, LNG and CNG. Such determination will be made based on different factors such as the demand for LNG and/or CNG in each location and easy access to LNG and CNG supplies. We believe that the NG business is poised to go through significant changes in the near future and we plan to operate an aggressive research department dedicated to our company adopting relevant changes as the market evolves.

We also plan to construct, own and operate factories to convert NG from its gaseous state to LNG (through a process of cooling NG) to be distributed to our own fueling stations and also to fueling stations owned by other independent owners and companies. CNG is produced by applying compression to NG and we may have the ability to compress NG to CNG in some fueling stations itself to distribute CNG to vehicles currently fueled by CNG. As we expand our business, we plan to have our own standalone NG to CNG conversion factories and distribute CNG to individual stations to be sold to retail customers.

Additionally, we plan to operate a vehicle conversion business through a joint venture relationship with Shenzhen HJ Technology Company Ltd. (“HJT”), which is currently operating a series of factories converting vehicles to operate on LNG and CNG in the Peoples’ Republic of China (“PRC” or “China”), using its patented Gas Intelligent Electric Control System (GIECS) technology. We have not yet conducted a due diligence review of the GIECS technology. The Company will undertake such a review upon entering into a formal joint venture agreement with HJT, once we have secured adequate funding to begin vehicle conversion division.

We have entered into a preliminary agreement with HJT, pursuant to which the parties have agreed to enter into a formal joint venture relationship in the future. The terms of such formal agreement are being negotiated by the parties and thus the costs associated with such relationship are unknown at this point. In the event that the Company and HJT do not enter into a formal joint venture agreement, the Company will seek different technology elsewhere for its planned vehicle conversion operations.

Inasmuch as HJT does not currently have certification to sell and use its LNG conversion kits in the United States, which certification is granted by the Environmental Protection Agency, the Company may obtain conversion kits from companies already certified by the Environmental Protection Agency until such time as due diligence on HJT is completed, a joint venture agreement is entered into between the Company and HJT, and certification of HJT’s conversion kits is granted.

In addition to the three business segments we have stated above, we may enter into other synergistic business segments in the industry if we find that entering into such a segment may enhance our profit potential or help us set up a better foundation for the future. In accordance with that strategy, in the recent months, we came across two gasoline, diesel and propane distribution companies that we have begun discussion to acquire as majority owned subsidiaries of our Company and allowing the current management to manage them as they do now under our public company structure. We have not agreed on the terms of such an agreement and there is no assurance that we may be able to agree to acquire these two companies under any terms that are favorable to us. However, if we manage to do such acquisitions then we plan to raise more funds to fund these distribution companies to expand their operations globally.

Our operations to date have been limited to our organizational activities and early stage implementation of our business plan. We do not have any revenue generating operations and we are dependent upon the proceeds from this offering to continue to implement our business plan.

COMPETITION

The market for vehicular fuels is highly competitive. The biggest competition for CNG, LNG and other alternative fuels is gasoline and diesel fuel, the production, distribution and sale of which are dominated by large integrated oil companies. The vast majority of vehicles in the United States are powered by gasoline or diesel fuel. There is no assurance that we can compete effectively against other fuels, or that significant, more resourceful competitors will not enter the NG fuel market.

Within the United States, we believe the largest enterprises engaged in CNG sales are: (i) Trillium USA/Pinnacle CNG, a privately held provider of CNG fuel infrastructure and fueling services, which focuses primarily on transit fleets in California, Arizona and New York, and (ii) Hanover Compressor Company, a large publicly-traded international provider of NG compressors and related equipment, which focuses its CNG vehicle fuel business primarily on transit fleets in California, Maryland, Massachusetts and Washington D.C. These companies are significant competitors in the market for transit fleets.

Within the U.S. LNG market, one of the largest competitors is Earth Biofuels, Inc., a public company that distributes LNG in the western United States. Another major competitor, Clean Energy Fuels Corporation, is one of the biggest natural gas fuel station owners and operators in the United States. They own, operate or supply over 300 CNG and LNG fueling stations. In addition, potential entrants to the market for natural gas vehicle fuels include the large integrated oil companies, other retail gasoline marketers and natural gas utility companies. The integrated oil companies produce and sell crude oil and natural gas, and they refine crude oil into gasoline and diesel. They and other retail gasoline marketers own and franchise retail stations that sell gasoline and diesel fuel. In international markets integrated oil companies and other established fueling companies sell CNG at a number of their vehicle fueling stations that sell gasoline and diesel. Natural gas utility companies own and operate the local pipeline infrastructure that supplies natural gas to retail, commercial and industrial customers.

In addition, potential entrants to the market for NG vehicle fuels include the large integrated oil companies, other retail gasoline marketers and natural gas utility companies. The integrated oil companies produce and sell crude oil and NG, and they refine crude oil into gasoline and diesel fuels. They and other retail gasoline marketers own and franchise retail stations that sell gasoline and diesel fuel. In international markets, integrated oil companies and other established fueling companies sell CNG at a number of their vehicle fueling stations that sell gasoline and diesel. NG utility companies own and operate the local pipeline infrastructure that supplies NG to retail, commercial and industrial customers.

Our vehicle conversion division will face, significant competition, including from incumbent technologies, and in particular increased competition with respect to spark-ignited NG engine original equipment manufacturers in China and aftermarket kit providers in Europe. As the market for NG engine products continues to grow this competition may increase. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete. Other companies, many of which have substantially greater customer bases, businesses and financial and other resources than us, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, certain of our products and technologies. In addition, the terms of some of our joint venture agreement with HJT allows for the potential for the introduction of competing products in certain markets by our joint venture partner.

Each of our target markets in vehicle conversion is currently serviced by existing manufacturers with existing customers and suppliers using proven and widely accepted technologies. Many existing manufacturers have or had NG engine programs and could develop new engines without our help or components, using more conventional technologies or technologies from competitive companies. Currently, Westport Innovations Inc. (“Westport”) is the leading manufacturer of low-emission engine and fuel system technologies utilizing gaseous fuels. Its technology and products enable light, medium, heavy-duty and high horsepower petroleum-based fuel engines to use primarily NG and alternative fuels. Westport’s technology and products enable light (less than 5.9 litre), medium (5.9 to 8.9 litre), heavy-duty (11 to 16 litre) and high-horsepower (greater than 16 litre) petroleum-based fuel engines to use primarily NG, giving users a cleaner and generally less expensive alternative fuel based on a more abundant natural resource. Through their partnerships and direct sales efforts, they sell a large number of NG and propane engines and fuel systems to customers in various nations. Westport also has strategic relationships with the world’s top four engine producers or has strategic relationships with the world’s top truck producers, as well as the world’s top automotive manufacturers. Westport may get into converting the used vehicles to run on NG using their superior technology and capital and may make the small start-up companies such as us competing to convert used vehicles to run on NG no longer profitable to operate.

It is possible that any of these current competitors, in any of our divisions of operation, and other competitors who may enter the market in the future, may create product and service offerings that will make it impossible for us to capture any market segment. Many of these companies have far greater financial and other resources and name recognition than us. Entry or expansion by these companies into the market segment we target for NG vehicle fuels and vehicle conversion may reduce our profit margins, limit our customer base and restrict our expansion opportunities.

GOVERNMENTAL REGULATION

Federal Clean Air Act – The Federal Clean Air Act provides a comprehensive framework for air quality regulation in the United States. Many of the federal, state and local air pollution control programs regulating vehicles and stationary sources have their basis in Title I or Title II of the Federal Clean Air Act.

Title I of the Federal Clean Air Act charges the EPA with establishing uniform “National Ambient Air Quality Standards” for criteria air pollutants anticipated to endanger public health and welfare. States in turn have the primary responsibility under the Federal Clean Air Act for meeting these standards. If any area within a particular state fails to meet these standards for a criteria air pollutant, the state must develop an implementation plan and local agencies must develop air quality management plans for achieving these standards. Many state programs regulating stationary source emissions, vehicle pollution or mobile sources of pollution are developed as part of a state implementation plan. For mobile sources, two criteria pollutants in particular are of concern: ozone and particulate matter. As components of state implementation plans, individual states have also adopted diesel fuel standards intended to reduce nitric oxide and nitrogen dioxide (collectively, “NOx”) and particulate matter emissions. Texas and California, for example, have both adopted low-NOx diesel programs. Additionally, many state implementation plans and some quality management plans include vehicle fleet requirements specifying the use of low emission or alternative fuels in government vehicles.

Title II of the Federal Clean Air Act authorizes the EPA to establish emission standards for vehicles and engines. Diesel fueled heavy duty trucks and buses have recently accounted for substantial portions of NOx and particulate matter emissions from mobile sources, and diesel emissions have received significant attention from environmental groups and state agencies. Further, the 2007 Highway Rule seeks to limit emissions from diesel fueled trucks and buses on two fronts: new tailpipe standards requiring significantly reduced NOx and particulate matter emissions for new heavy duty diesel engines, and new standards requiring refiners to produce low sulfur diesel fuels that will enable more extensive use of advanced pollution control technologies on diesel engines.

The 2007 Highway Rule’s tailpipe standards apply to new diesel engines. Specifically, new particulate matter standards took effect in the model year 2007 and new NOx standards were phased in between 2007 and 2010. The rule’s fuel standards call for a shift by US refiners and importers from low sulfur diesel, with a sulfur content of 500 parts per million (ppm), to ultra-low sulfur diesel, with a sulfur content of 15 ppm. The rule, which effects a transition to ultra-low sulfur diesel, required refiners to begin producing ultra-low sulfur diesel fuels on June 1, 2006.

Although the majority of state air pollution control regulations are components of state implementation plans developed pursuant to Title I of the Federal Clean Air Act, states are not precluded from developing their own air pollution control programs under state law. For example, the California Air Resources Board and the South Coast

Air Quality Management District have promulgated a series of airborne toxic control measures under California law, several of which are directed toward reducing emissions from diesel fueled engines.

Although the federal government has not adopted any laws that comprehensively regulate greenhouse gas emissions, the EPA is developing regulations that would regulate these pollutants under the Clean Air Act.

EMPLOYEES

As of September 30, 2014, we have two full time employees. We plan to hire additional employees in the future.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

Although we have not yet acquired any gasoline stations or otherwise commenced an active business, the following risk factors are expected to affect our business and the industry in which we intend to operate. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

THE COMPANY IS A SHELL COMPANY AND AS SUCH IT IS LIKELY THAT ANY INVESTMENT IN OUR COMPANY STOCK WILL BE ILLIQUID

The Company is a shell company as defined by Rule 405 of the Securities and Exchange Commission. As such, it is likely that the securities bought at our offering will be illiquid. In addition, because the Company is so defined, there currently exist restrictions on the ability of the Company to issue registration statements using Form S-8, which is used to issue securities to employees for stock option or other similar plans, thereby restricting the ability to offer securities to its employees, officers and directors securities in the Company. Additionally, because the Company is deemed a shell company, there are significant restrictions on the ability of holders of non-registered securities to convert them to registered securities under Rule 144 of the Securities and Exchange Commission.

WE HAVE ELECTED THE OPT-IN RIGHT FOR EMERGING GROWTH COMPANIES THAT ALLOWS FOR EXEMPTIONS FROM CERTAIN REPORTING STANDARDS AND AS A RESULT, OUR FINANCIAL STATEMENTS MAY NOT BE COMPARABLE WITH OTHER COMPANIES IN OUR INDUSTRY THAT COMPLY WITH SUCH STANDARDS.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that currently comply with the new standards.

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in the State of Florida in October 2013. We currently have no significant assets or financial resources. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

THE LIKELIHOOD OF OUR ABILITY TO OPERATE MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS THAT WE ENCOUNTER, SUCH AS OUR LACK OF BUSINESS AND LACK OF CAPITAL.

Our lack of business and lack of capital materially threaten our ability to operate. The likelihood of our ability to continue to operate must be considered in light of the problems, expenses, difficulties, complications and delays that we encounter, such as our lack of capital. Becoming a public company may provide us with the ability to raise money and finance our operations until and if our revenues increase. If we are not successful in becoming a publicly reporting company and raising the necessary capital to continue to operate, or cannot overcome certain difficulties, complications and delays, such as our lack of capital, we will no longer be able to operate.

WE ARE DEPENDENT UPON THE PROCEEDS OF THE PUBLIC OFFERING WE ARE CURRENLY CONDUCTING TO PROVIDE FUNDS TO DEVELOP OUR BUSINESS. BECAUSE THIS IS A BEST-EFFORTS OFFERING, THERE ARE NO ASSURANCES WE WILL RAISE SUFFICIENT CAPITAL TO ENABLE US TO DEVELOP OUR BUSINESS.

We are dependent upon the proceeds from the public offering that we are currently conducting, to provide funds for the development of our business. If we sell less than all of the shares of our Common Stock offered in our offering, we will have significantly less funds available to us to implement our business strategy, and our ability to generate any revenues may be adversely affected. While our offering seeks to raise some portion of the capital we will need, this is a “best-efforts” offering with no minimum and there are no assurances we will be able to sell all or any portion of the shares of our Common Stock offered hereby. Even if we sell all of the shares offered hereby, we cannot guarantee prospective investors that we will ever generate any significant revenues or report profitable operations, or that our revenues will not decline in future periods. We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company, and the lack of a public market for our securities. Accordingly, we cannot assure you that additional working capital as needed will be available to us upon terms acceptable to us. If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

WE ARE DEPENDING ON SELLING AT LEAST APPROXIMATELY 50% OF OUR CURRENT PUBLIC OFFERING SUCCESSFULLY EVEN TO ACQUIRE A SMALLER GASOLINE AND DIESEL STATION TO BEGIN OUR OPERATIONS. IF WE SELL ONLY 25% OR LESS IN THIS OFFERING THE WHOLE SUCH PROCEEDS WILL GO TO OUR WORKING CAPITAL REQUIRING US TO EITHER BORROW FUNDS OR DO ANOTHER OFFERING TO SELL ADDITIONAL EQUITY TO RAISE MORE FUNDS TO ACQUIRE EVEN THE FIRST GASOLINE STATION. CURRENTLY WE HAVE NO COMMITMENTS TO BORROW OR RAISE SUCH FUNDS THROUGH ANOTHER OFFERING AND THUS THE INVESTORS OF THIS OFFERING FACE THE POSSIBILITY OF US NOT BEING ABLE TO EVEN BUY A SINGLE STATION, FORCING US TO CLOSE DOWN OUR BUSINESS IN THE EVENT WE RAISE APPROXIMATELY 25% OR LESS AND NOT ABLE TO RAISE MORE FUNDS.

As we have illustrated on the Post Effective Amendment to our Registration Statement, under use of funds, if we were to raise approximately 25% or less from our registered offering then the whole such proceeds will go to our working capital since it won’t be adequate even to buy a small currently operating gasoline station requiring us to immediately raise additional funds to acquire even our first station. Currently we have no commitments to raise such funds by borrowing or through another equity offering. If we were to do another offering it may take additional time and may cost us most of the funds in hand and since we have no commitments even in the event we do another offering, we may run out of funds in the process and thus the investors who buy our stock in this offering may stand to lose their total investments with us.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. ADDITIONAL CAPITAL RAISING EFFORTS IN FUTURE PERIODS MAY BE DILUTIVE TO OUR THEN CURRENT SHAREHOLDERS OR RESULT IN INCREASED INTEREST EXPENSE IN FUTURE PERIODS.

We will have to raise additional working capital in order to fully implement our business model. Our future capital requirements, however, depend on a number of factors, including our operations, our ability to grow revenues from other sources, our ability to manage the growth of our business and our ability to control our expenses. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of the shares of Common Stock. We cannot assure that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we will be unable to fully implement our business model, fund our ongoing operations or grow our company.

OUR MANAGEMENT MAY BE UNABLE TO IDENTIFY LOCATIONS TO BUILD A FUELING AND SERVICE STATION AND/OR EFFECTIVELY INTEGRATE OUR MANAGEMENT STYLE TO OUR FRANCHISEES AND THUS WE MAY BE UNABLE TO FULLY REALIZE THE ANTICIPATED BENEFITS OF SETTING UP FRANCHISES WHICH MAY AFFECT OUR GROWTH.

We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify suitable locations and franchise partners. Any future expansion plans will be subject to a number of challenges, including:

•	the diversion of management time and resources and the potential disruption of our ongoing business;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	unexpected costs and time associated with upgrading both the internal accounting systems as well as educating each of their staffs as to the proper collection and recordation of financial data;

•	potential unknown liabilities associated with franchising operations the difficulty of retaining key alliances on attractive terms with partners and suppliers; and

•	the difficulty of retaining and recruiting key personnel and maintaining employee morale.

WE MAY ACQUIRE NG STATIONS ALREADY IN OPERATION IN EXCHANGE FOR STOCK OF OUR COMPANY, AND SUCH ACQUISITION EFFORTS IN FUTURE PERIODS MAY BE DILUTIVE TO OUR THEN CURRENT SHAREHOLDERS.

Our business model may result in the issuance of our securities to consummate certain acquisitions in the future. As a result, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our Common Stock. As our affiliates control a majority of the Company’s voting securities, we will generally not need to solicit our shareholders’ consent before entering into acquisition transactions. Our shareholders are dependent upon the judgment of our management in determining the number and characteristics of any securities issued as consideration in a potential acquisition.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND THE LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our success is, to a certain extent, attributable to the management, sales and marketing and operational expertise of key personnel who will perform key functions in the operation of our business. The loss of one or more of these key employees could have a material adverse effect upon our business, financial condition and our results of operations could be adversely impacted.

APPROXIMATELY 25% OF COMPANY’S CURRENT ASSETS ARE IN PUBLICLY TRADED STOCKS AND ANY SUDDEN MARKET DOWNTURN THAT WOULD LAST A LONG TIME MAY MAKE IT HARDER FOR US TO LIQUIDATE SOME OR ALL OF OUR MARKETABLE SECURITIES CAUSING US SEVERE LOSSES FROM THE SALE OF SUCH STOCKS CAUSING US EVEN FURTHER FINANCIAL HARDSHIP AND EVEN TERMINATE OUR OPERATIONS, UNLESS WE RAISE ANY MONEY FROM THIS OFFERING TO WEATHER SUCH AN EVENTUALITY.

In June 2014, we opened a brokerage account with Interactive Brokers LLC to invest a portion of our excess cash in dividend paying stocks while hedging them with options. I. Andrew Weeraratne, the Company’s Chief Executive Officer, manages the account. As of September 30, 2014, the Company had $27,561 of value in such marketable securities, or about 25% of the value of the Company’s current assets. Any sudden market crash that would be prolonged would cause us to liquidate those securities at whatever the market price at the time to maintain adequate cash to carry on with our operations unless we raise adequate funds to cover our current expenses.

RISKS SPECIFIC TO OUR INDUSTRY

WE WILL REQUIRE GOVERNMENT REGULATORY APPROVALS AND WILL HAVE TO ABIDE BY ENVIRONMENT REGULATIONS ENFORCED BY THE ENVIRONMENTAL PROTECTION AGENCY IN OPERATING OUR VEHICLE CONVERSION DIVISION, AND WE MAY FIND IT TOO COSTLY OR UNABLE TO GET SUCH CLEARANCE TO SUCCESSFULLY CONDUCT BUSINESS.

Our current business plan anticipates the Company operating a division focused on converting vehicles that currently run on gasoline and diesel to run on NG. In the United States, the Environmental Protection Agency (“EPA”) has complex regulations that we have to abide by in order to conduct the vehicle conversion business. We may find these regulations to be prohibitively costly, possibly requiring us to charge our potential customers higher fees in order to be competitive and profitable. In the event that the EPA regulations are too costly or we do not receive EPA clearance to operate our planned vehicle conversion business, we will not be able to effectively carry out our business plan and our results of operations will be adversely affected.

THE SUCCESS OF OUR BUSINESS MODEL IS DEPENDENT UPON OUR ABILITY TO IDENTIFY LOCATIONS THAT WILL GENERATE SUBSTANTIAL NG VEHICLE TRAFFIC IN ORDER TO BUILD AND OPERATE NG SERVICE STATIONS PROFITABLY, EITHER DIRECTLY BY US OR THROUGH FRANCHISEES.

The first significant piece of the Company’s business plan is to build and operate NG refueling and service stations to generate revenue. As vehicles in the United States that run on NG are limited, a significant market for our services may not develop as we anticipate. In the event that the NG automobile market does not develop in the United States or we are not able to identify suitable locations for our NG refueling and service stations, we will not be able to effectively carry out our business plan and our results of operations will be adversely affected.

IF THE PRICES OF CNG AND LNG DO NOT REMAIN SUFFICIENTLY BELOW THE PRICES OF GASOLINE AND DIESEL, POTENTIAL CUSTOMERS WILL HAVE LESS INCENTIVE TO PURCHASE NG VEHICLES, WHICH WOULD DECREASE DEMAND FOR CNG AND LNG AND REDUCE OUR POTENTIAL GROWTH.

NG vehicles cost more than comparable gasoline or diesel powered vehicles because of the components needed for a vehicle to use NG add to a vehicle’s base cost. If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline or diesel, operators may be unable to recover the additional costs of acquiring or converting to NG vehicles in a timely manner, and they may choose not to use NG vehicles. Our ability to offer CNG and LNG fuel to our customers at lower prices than gasoline and diesel depends in part on NG prices remaining lower, on an energy equivalent basis, than oil prices. If the price of oil, gasoline and diesel declines, it will make it more difficult for us to offer our customers discounted prices for CNG and LNG and maintain an acceptable margin on our sales. Recent and significant volatility in oil and gasoline prices demonstrate that it is difficult to predict future transportation fuel costs. In addition, any new regulations imposed on NG extraction, particularly on extraction of NG from shale formations, could increase the costs of gas production or make it more costly to produce NG, which could lead to substantial increases in the price of NG. Reduced prices for gasoline and diesel fuel may cause potential customers to delay or reject converting their fleets to run on NG. In that event, sales of NG fuel and vehicles would be slowed and our results of operations could be adversely impacted.

THE VOLATILITY OF NG PRICES COULD ADVERSELY IMPACT THE ADOPTION OF CNG AND LNG VEHICLE FUEL AND OUR BUSINESS.

In the recent past, the price of NG has been volatile, and this volatility may continue. Increased NG prices affect the cost to us of NG and will adversely impact our projected operating margins in cases where we have committed to sell NG at a fixed price without an effective futures contract in place that fully mitigates the price risk or where we otherwise cannot pass the increased costs on to our customers. In addition, higher NG prices may cause CNG and LNG to cost as much as or more than gasoline and diesel generally, which would adversely impact the adoption of CNG and LNG as a vehicle fuel and consequently our business.

OUR GROWTH IS INFLUENCED BY GOVERNMENT INCENTIVES AND MANDATES FOR CLEAN BURNING FUELS AND ALTERNATIVE FUEL VEHICLES. THE FAILURE TO PASS NEW LEGISLATION WITH INCENTIVE PROGRAMS MAY ADVERSELY AFFECT OUR BUSINESS.

The NG business is influenced by federal, state and local government tax credits, rebates, grants and similar incentives that promote the use of NG and renewable natural gas (RNG) as a vehicle fuel, as well as bylaws, rules and regulations that require reductions in carbon emissions. The absence of these programs and incentives could have a detrimental effect on the NG vehicle and fueling industry, and as a result our projected revenue and related financial performance may be adversely affected.

OUR GROWTH DEPENDS IN PART ON ENVIRONMENTAL REGULATIONS AND PROGRAMS MANDATING THE USE OF CLEANER BURNING FUELS, AND MODIFICATION OR REPEAL OF THESE REGULATIONS MAY ADVERSELY IMPACT OUR BUSINESS.

Our business depends in part on environmental regulations and programs that promote or mandate the use of cleaner burning fuels, including NG and RNG for vehicles. Industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we do, invest significant time and money in an effort to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. Further, economic difficulties may result in the delay, amendment or waiver of environmental regulations due to the perception that they impose increased costs on the transportation industry that cannot be absorbed in a challenging economy. The delay, repeal or modification of federal or state regulations or programs that encourage the use of cleaner vehicles could also have a detrimental effect on NG vehicle industry, which, in turn, could slow our growth and adversely affect our business.

WE FACE INCREASING COMPETITION FROM OIL AND GAS COMPANIES, FUEL PROVIDERS, REFUSE COMPANIES, INDUSTRIAL GAS COMPANIES, NG UTILITIES AND OTHER ORGANIZATIONS THAT HAVE FAR GREATER RESOURCES AND BRAND AWARENESS THAN US.

A significant number of established businesses, including oil and gas companies, refuse collectors, NG utilities and their affiliates, industrial gas companies, station owners, fuel providers and other organizations have entered or are planning to enter the NG fuels market. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. If we are not able to successfully compete with these entities our results of operations could be materially adversely affected.

IF THERE ARE ADVANCES IN OTHER ALTERNATIVE VEHICLE FUELS OR TECHNOLOGIES, OR IF THERE ARE IMPROVEMENTS IN GASOLINE, DIESEL OR HYBRID ENGINES, DEMAND FOR NG VEHICLES MAY DECLINE AND OUR BUSINESS MAY SUFFER.

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG, LNG or RNG, have the potential to slow adoption of NG vehicles. Advances in gasoline and diesel engine technology, especially hybrids, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their fleets to NG. Technological advances related to ethanol or biodiesel, which are increasingly used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the NG vehicle market. Use of electric heavy duty trucks or the perception that electric heavy duty trucks may soon be widely available and provide satisfactory performance in heavy duty applications may reduce demand for heavy duty LNG trucks. In addition, hydrogen and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to gasoline and diesel than NG. Advances in technology that slow the growth of or conversion to NG vehicles, or which otherwise reduce demand for NG as a vehicle fuel, will have an adverse effect on our business. Failure of NG vehicle technology to advance at a sufficient pace may also limit its adoption and our ability to compete with other businesses providing alternative fuels and alternative fuel vehicles.

OUR ABILITY TO OBTAIN LNG IS CONSTRAINED BY FRAGMENTED AND LIMITED PRODUCTION AND INCREASING COMPETITION FOR LNG SUPPLY. IF WE ARE REQUIRED TO SUPPLY LNG FROM DISTANT LOCATIONS AND CANNOT PASS THESE COSTS THROUGH TO OUR CUSTOMERS, OUR PROJECTED OPERATING MARGINS WILL DECREASE ON THOSE SALES DUE TO OUR INCREASED TRANSPORTATION COSTS.

Production of LNG is fragmented and limited. It may be difficult for us to obtain LNG without interruption and near our projected markets at competitive prices or at all. If we are unable to purchase enough of LNG to meet customer demand, we may be liable to our potential customers for penalties and lose customers. Competition for LNG supply is escalating. If we experience a LNG supply interruption or LNG demand exceeds available supply, or if we have difficulty entering or maintaining relationships with contract carriers to deliver LNG on our behalf, our ability to expand future LNG sales to new customers will be limited, our relationships with potential customers may be disrupted and our results of operations may be adversely affected. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG from distant locations and cannot pass these costs through to our customers, our projected operating margins will decrease on those sales due to our increased transportation costs.

RISKS RELATED TO OUR SECURITIES

OUR MAJORITY STOCKHOLDER OWNS 4,000,000 SHARES OF OUR CLASS A COMMON STOCK AND 7,000,000 SHARES OF OUR CLASS B COMMON STOCK. BECAUSE OF THE VOTING PREFERENCE GRANTED TO HOLDERS OF SERIES B COMMON STOCK, THE MAJORITY SHAREHOLDER CURRENTLY HOLDS VOTING RIGHTS EQUAL TO HOLDING 74,000,000 SHARES OF CLASS A COMMON STOCK, WHICH REPRESENTS APPROXIMATELY 89.59% OF THE CURRENT OUTSTANDING VOTING STOCK OF THE COMPANY. THE MAJORITY SHAREHOLDER’S INTERESTS MAY DIFFER FROM YOURS AND HE WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, INCLUDING A CHANGE OF CONTROL.

As of the date of this report, 2014, Mr. I. Andrew Weeraratne, our Chief Executive Officer, held 4,000,000 shares of Common Stock and 7,000,000 shares of Class B common stock, which gives him voting rights equal to 74,000,000 shares of Common Stock because of the 10:1 voting preference granted to the series of Class B common stock. Assuming a full subscription of the current offering for 10,000,000 shares of Common Stock, Mr. Weeraratne will control approximately 79.91% of the Company’s outstanding voting stock. As a result, he will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Weeraratne may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and may affect the potential market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

OUR ARTICLES OF INCORPORATION PROVIDE SUPER VOTING RIGHTS AND OTHER PRIVILEGES TO OUR CLASS B SHAREHOLDERS INCLUDING A STIPULATION THAT CERTAIN ACTIONS BY THE COMPANY WON’T BE PERMITTED WITHOUT THE PRIOR WRITTEN CONSENT OF THE HOLDERS OF AT LEAST A MAJORITY OF THE VOTING POWER OF THE THEN OUTSTANDING CLASS B COMMON STOCK, PROVIDING CLASS B COMMON STOCK SHAREHOLDERS WITH SIGNIFICANT INFLUENCE OVER THE COMPANY’S OPERATIONS, WHICH MAY BE DETRIMENTAL TO THE OTHER SHAREHOLDERS AND POTENTIAL INVESTORS.

The Company’s Articles of Incorporation provide that so long as any shares of Class B common stock are outstanding, the Company may not take any of the following actions without the prior written consent of the holders of at least a majority of the voting power of the then outstanding Class B common stock:

•

sell, convey or otherwise dispose of or encumber all or substantially all of our assets, or merger with or consolidate with another corporation, other than our wholly-owned subsidiary, or effect any transaction or series of transactions in which more than 50% of the voting power of our company is transferred or disposed of;

•	alter or change any of the rights of the Class B common stock or increase or decrease the number of shares authorized;

•

authorize or obligate our company to authorize any other equity security or security which is convertible or exercisable into an equity security of our company which has rights, preferences or privileges which are superior to, on a parity with or similar to the Class B common stock;

•	redeem or repurchase any of our securities;

•	amend our articles of incorporation; or

•	change the authorized number of our board of directors.

This stipulation may discourage certain major investors from investing in our company and thus may have a negative effect on our results of operations.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if in the past un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

THE PRICE OF THE SHARES OF COMMON STOCK WAS ARBITRARILY DETERMINED, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE COMMON STOCK. THEREFORE, THE CURRENT OFFERING PRICE BEARS NO RELATIONSHIP TO THE ACTUAL VALUE OF THE COMPANY, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

The offering price for the shares of Common Stock, at our current initial public offering, was arbitrarily determined by the Company’s management. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price is not an indication of and is not based upon the actual value of the Company. The offering price bears no relationship to the book value, assets or earnings of the Company or any other recognized criteria of value. The offering price should not be regarded as an indicator of a future market price of the Common Stock.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT THE COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE, THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR COMMON STOCK.

There is no established public trading market for our Common Stock. Our shares of Common Stock are not currently and have not ever been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate his or her investment.

A DTC “CHILL” ON THE ELECTRONIC CLEARING OF TRADES IN OUR SECURITIES IN THE FUTURE MAY AFFECT THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO RAISE CAPITAL.

Because our common stock is considered a “penny stock,” there is a risk that the Depository Trust Company (“DTC”) may place a “chill” on the electronic clearing of trades in our securities. This may lead some brokerage firms to be unwilling to accept certificates and/or electronic deposits of our stock and other securities and also some may not accept trades in our securities altogether. A future DTC chill would affect the liquidity of our securities and make it difficult to purchase or sell our securities in the open market. It may also have an adverse effect on our ability to raise capital because investors may be unable to easily resell our securities into the market. Our inability to raise capital on terms acceptable to us, if at all, could have a material and adverse effect on our business and operations.

OUR COMMON STOCK IS A “PENNY STOCK.” TRADING OF OUR COMMON STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR COMMON STOCK.

Our stock is a penny stock. The “SEC” has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined in Rule 15g-9) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000(excluding the value of a primary residence) or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Stock.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR SOME TIME, WHICH COULD RESULT IN NO RETURN ON YOUR INVESTMENT.

We have never declared or paid cash dividends on our common stock. We currently intend to retain our earnings, if any, to provide funds for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors of our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of September 30, 2014, there were no outstanding or unresolved staff comments on the company.

ITEM 2. PROPERTIES

We have partial office services provided to us at 45 Almeria Avenue, Coral Gables, FL 33134 (Telephone Number 305-430-6103) on February 15, 2014, signing a year lease for $400.00 per month for the use of conference facility and answering our phone by a receptionist. The current employees mostly do their work from their offices based in their residences.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is presently no public market for our shares of Common Stock. We anticipate applying for quoting of our Common Stock on the OTCBB after we have sold shares in our current offering to an adequate number of shareholders. However, we can provide no assurance that our shares of Common Stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

As of the date of this report, the Company had 20 shareholders of its Common Stock.

UNREGISTERED SALES OF EQUITY SECURITIES

On October 22, 2013, we circulated a private offering memorandum for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a “best-efforts” basis, up to a maximum of 7,500,000 shares of the Company’s Class A common stock (the “Shares”) at a purchase price of $0.03 per share (the “Purchase Price”). The minimum individual investment was $15,000, with the stipulation, in our sole discretion, to accept subscriptions for lesser amounts and also with the stipulation that the, funds received from all subscribers to be released to us upon acceptance of the subscriptions by us. This offering was made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, seeking exemption from the registration requirements of federal securities laws. Pursuant this offering, the Company sold 6,500,000 shares of Class A common stock each to thirteen subscribers at the Purchase Price for an aggregate offering amount of $195,000. This offering was closed by November 15, 2013.

OTCBB LISTING

There are no assurances we will satisfy either the quantitative or qualitative listing standards to list our Common Stock on any major stock exchange, or that any exchange will otherwise approve a listing application. Therefore, unless we are qualified to be listed on a major stock exchange, we will attempt to have our Common Stock quoted on the OTCBB, until we establish a minimum bid price for our stock. Unlike a major stock exchange such as NYSE MKT or NASDAQ, which has specific quantitative and qualitative listing and maintenance standards, the OTCBB is an interdealer quotation service which facilitates quotation of unlisted securities. The OTCBB does not have any listing standards, other than such company must be current in its public disclosure. To be quoted on the OTCBB, a market maker must apply to make a market in our Common Stock. As of the date of this report, we have not made any arrangement with any market maker to apply to make a market in our Common Stock and there can be no assurance that a market will develop or be maintained in our Common Stock. There is no assurance that the shares of our Common Stock will ever be quoted on the OTCBB.

DIVIDENDS

We have never paid cash dividends on our Common Stock. Payment of dividends will be within the sole discretion of our board of directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law, we may declare and pay dividends on our Common Stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits, any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

This item is not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

OVERVIEW

We are a newly formed, development stage company. We plan to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and NG fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to LNG and CNG; and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States. We also plan to build a convenience store to serve our customers in each of our locations. We define each of such combined stations an “Operational Unit.” At the early stage of our company, depending on the funds we could raise at that early stage, we may acquire operating gasoline and diesel fuel stations with a convenience store and operate them while focusing on raising enough funds to build our own operational units at a later stage.

The Company plans to operate its planned vehicle conversion division as a joint venture operation with HJT, a company that is currently in the vehicle conversion business in China. The Company has entered into a preliminary agreement with HJT and the parties plan to enter a formal joint venture agreement in the future after we conduct due diligence as to HJT and its technology and then jointly seek to obtain a certification from the Environmental Protection Agency for HJT’s technology and then, if obtained, to convert vehicles using HJT’s technology. In the interim, the Company intends to obtain conversion kits from companies that have obtained such certification and convert vehicles using them.

Initially, the Company plans to generate revenue through fuel sales and convenience store sales at its planned Operational Units. As discussed in the section entitled “Risk Factors,” the market for NG vehicles in the United States is limited and may never develop to a level where the Company will become profitable. With this in mind and in order to mitigate the short and long-term market risk, the Company’s planned Operational Units will also sell gasoline and diesel fuel at its Operational Units. The Company believes this plan will allow the Company to generate sufficient revenue to support its operations while it carries out its business plan to add NG fueling bays and equipment for its planned vehicle conversion business.

In the future, we may expand our operations to foreign nations in partnership with local investors. To date, the Company’s management has traveled to Sri Lanka and Japan to discuss the Company’s vision with potential investors and strategic partners.

We were recently formed and all activity to date has been related to formation of our business, formulation of our business plan, raising initial capital and initial start-up operations such as investigating potential sites for our initial NG motor vehicle fueling stations in the Miami, FL area, reviewing zoning and environmental regulations relating to such stations, investigating sources of supply for NG, LNG and CNG fueling stations and researching the machinery and equipment needed for those stations, identifying potential contractors for building stations, researching the EPA’s regulations regarding vehicle conversion and identifying consulting firms who can assist us with getting our vehicle conversion division certified by the EPA. Our ability to proceed with our plan to develop and build our initial planned fueling stations depends upon our obtaining adequate financial resources through the offering we are conducting currently. As of September 30, 2014, we have not incurred any material costs or expenses other than those associated with the formation and financing of our company.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year from inception (October 2, 2013) and ended September 30, 2014 was $88,930. During fiscal year September 30, 2014, we realized $3,281 in short term capital gains and hold $7,379 in unrealized capital losses of stock and option position and generated $120 in dividend revenue.

During the fiscal year from inception (October 2, 2013) and ended September 30, 2014, we incurred operating expenses of $84,951.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014 our current assets were $110,380. Our current liabilities were $3,000. Stockholders’ equity was $107,380 as of September 30, 2014. The weighted average number of shares outstanding was 19,018,733 for the period from Inception (October 2, 2013) to September 30, 2014.

We will require approximately $5.8 million of available capital for each proposed Operational Unit comprised of a combined gasoline, diesel and NG fueling service station along with a convenience store and a vehicle conversion station. Therefore at this juncture, we plan to acquire a currently operating small fuel station and operate it until we find capital to build our completed operational units. Currently we have no commitments to raise such additional funds. We plan to get funding to acquire such smaller fuel station from this offering. If such capital does not become available from the proceeds of our current offering or other sources, we will be able to continue operations as a development stage company for approximately the next 18 months from available cash on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2014, net cash flows used in operating activities was $81,952.

Cash Flows from Financing Activities

We began an investment account with Interactive Brokers LLC in June 2014. Net cash used in investment activities for the fiscal year ending September 30, 2014, was $80,000.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity instruments. For the year ended September 30, 2014, net cash flows from financing activities was $196,310 received from issuance of common stock under a private stock offering in October and November 2013.

PLAN OF OPERATION AND FUNDING

Below is a brief description of the activities which we have established to accomplish our short term and long term goals:

•

Located several existing gasoline stations with convenience stores in Miami, Florida as our potential acquisition targets after conducting due diligence and required audits.

•

Located manufacturers of mobile natural gasoline fueling stations that we believe could be economically installed in the gasoline stations that we will acquire.

•

Engaged a business broker to seek out additional gasoline stations with convenience stores and garages for us to acquire.

•

Consulted with a few manufacturing firm in the industry to build our own gasoline and natural gas fuel stations along with convenience stores and a garage to convert vehicles to run on natural gas that we called an “Operational Unit.”

•

Met with overseas investors and management teams to duplicate our business model into a few nations in joint venture with local institutions.

•

Located two gasoline, diesel and propane distribution companies and began negotiations to acquire majority ownership of these companies with possible agreements to let them continue to manage these companies under our Company.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with our planned growth of our business.

Our existing working capital, we believe is adequate for us to continue with our operation for about 18 months. If we are successful in borrowing funds (for which there is no assurance), and raise funds from our current offering (for which there is no assurance) facilitating us to acquire smaller gasoline stations with convenience stores, and generate positive cash flow as we have forecasted, we believe that will enable us to fund our operations over the next 18 to 55 months. We believe it would cost us about $5.8 million to build one of our model Operational Units and that will require us to raise substantial capital. We have no lines of credit or other bank financing arrangements or any commitments from any sources to lend us funds or to buy our common stock.

Generally, we have financed operations to date through the proceeds of the private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We plan to acquire small gasoline fueling station along with a convenience store, after performing the required audits, during the next twelve months provided we raise enough funds from our current offering. Also we may buy a portable NG fueling station to be installed in the premises of gasoline station that we would buy within the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  NOTE:  NOT REQUIRED FOR SMALLER REPORTING COMPANIES

In June 2014, the company began an investment and trading account with Interactive Brokers with a capital of $80,000 to invest in various stocks to receive dividends while hedging them by trading options to receive trading profits managed by its CEO Andrew Weeraratne.  Of the $80,000 initial capital, $48,461 remains in cash and has not been actively invested in stock.  The total realized capital gains for the period ending September 30, 2014 from trading activities was $3,281.  The total unrealized capital loss as of September 30, 2014 is $7,379.

Investing in the financial market is risky and even though the Company invests in fundamentally strong stock to hold for long term, if needed.  A sudden decline may cause, even we believe to be fundamentally strong, stocks to go down causing the Company to suffer significant unrealized losses. Even we have taken all possible precautions to hedge the positions; such hedging cannot protect 100% of the investment if there is a sudden market decline. Thus if the Company suffers significant unrealized or real losses then some funds in this investment account may not be available to pay for any immediate cash flow needs and that may lead the Company to cease its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer (“Office of the CEO”) also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K . Based on that evaluation, our CEO as well as our  Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level,  as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Office of the CEO and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's report on internal control over financial reporting.

Our Chief Executive Officer as well as our Chief Financial Officer, I. Andrew Weeraratne, is responsible for establishing and maintaining adequate internal control over financial reporting. Mr. Weeraratne has assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment Mr. Weeraratne has concluded that, as of the end of the period covered by this report, the Company's internal control over financial reporting is ineffective as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The following individuals serve as our executive officers and members of our board of directors:

Name	Age	Positions

James C. New	69	Chairman of the Board of Directors

I. Andrew Weeraratne	64	Chief Executive Officer, Chief Financial Officer, Director

Eugene Nichols	68	President, Secretary, Treasurer, Director

Bo G. Engberg	67	Director

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

James C. New, age 69, Chairman of the Board of Directors

Mr. New has served as Chairman of the Board of Directors since inception. Mr. New has over 20 years of experience in the healthcare industry, and currently serves as the Chairman of the Board of Directors of Aurora Diagnostics, LLC (“Aurora”), a company that he co-founded in July 2006 and which has grown to approximately $269 million in revenue in 2011. He also served as Aurora’s Chief Executive Officer and President from 2006 until his retirement in September 2011. Prior to joining Aurora, Mr. New was a private investor from 2003 to 2006. He served as the President, Chief Executive Officer and Chairman of AmeriPath, an anatomic pathology laboratory company, from January 1996 through 2003. Prior to joining AmeriPath, Mr. New served as the President, Chief Executive Officer, and a director of RehabClinics, an outpatient rehabilitation company Mr. New had his bachelor’s degree in Allegheny College in 1967 and got an MBA from Gannon University in 1971.

I. Andrew Weeraratne, age 64, Chief Executive Officer, Chief Financial Officer, Director

Mr. Weeraratne has served as our Chief Executive Officer and member of our board of directors since inception and took over also the position of Chief Financial Officer as of August 6, 2014, due to the resignation of Mr. Robert Sanford. Prior to joining the Company, Mr. Weeraratne served as the President on a part-time basis of four private investment companies, including Passerelle Corp. (since February 2000), Andwe One Limited Partnership (since September 2006), PAR Holding Partnership (since June 2011) and Scanflo Partnership (since April 2013). Mr. Weeraratne continues to devote efforts part-time to these entities. Mr. Weeraratne also served as Chief Financial Officer of China Direct, Inc. (Nasdaq: CDII) from February 2009 to May 2009. From August 2004 to December 2008, Mr. Weeraratne acted as a financial consultant working in a variety of industries including work with the Embassy of the United States of America in Iraq as a financial advisor to form an Iraqi Accounting Association to introduce International Accounting Standards to Iraq as part of a plan to privatize state-owned enterprises after the Iraq war. From December 1998 to February 2000, Mr. Weeraratne was the Chief Financial Officer of National Lampoon, Inc. (formerly known as J2 Communications), a provider of branded comedic content. Mr. Weeraratne has been a Florida licensed Certified Public Accountant since 1981, and has also served as a financial consultant to various global entities. He is also an author, and wrote a book entitled Uncommon Commonsense Steps to Super Wealth, where he illustrates how some people beginning with very little ended up in the list of richest people on earth by focusing only one out of four ways to make their wealth. Currently, Mr. Weeraratne is working also as the President of a related organization, High Tech Fueling, Service and Distribution Inc. which is planning on setting up NG fueling stations and factories to convert NG to LNG and CNG in China. Mr. Weeraratne devotes approximately 90% of his time to our business and affairs. Mr. Weeraratne is a Certified Public Accountant in the State of Florida.

Eugene Nichols, age 68, President, Secretary, Treasurer, Director

Mr. Nichols has served as our Vice President, Secretary, Treasurer and a director since inception and was a founder of the company. Mr. Nichols has over 30 years of sales, management and marketing experience with a Fortune 100 company. Since 1999, along with his wife Evelyn Nichols, he has owned and operated Informa Training Partners, a healthcare related sales training company located in Walpole, Massachusetts. He began his professional career as a sales representative at Beecham Massengill in Bristol, Tennessee, where he was employed from 1972 to 1976. From May 1976 until October 2002, he was employed with Abbott Diagnostic holding various positions including sales executive, sales trainer, district manager and director advertising and communication. Currently, Mr. Nichols is working as Vice President Marketing and Sales, for a related organization, High Tech Fueling, Service and Distribution Inc. which is planning on setting up NG fueling stations and factories to convert NG to LNG and CNG in China. Mr. Nichols devotes approximately 90% of his time to our business and affairs. Mr. Nichols graduated with a bachelor’s degree in Business Administration from Auburn University in 1972.

Bo G. Engberg, age 67, Director

Mr. Engberg joined as a director of our company on October 12, 2013. He began his career in sales, in 1972, with Electrolux A.B. (NASDAX OMX, Stockholm), the leading manufacturer of household appliances in Sweden and then joined their international division in 1974. At that time Getinge A.B., which currently is the leading manufacturer of infection control equipment, was a division of Electrolux. In 1979, Mr. Engberg was recruited by Getinge group to focus on infection control equipment as a sales director. He continued as the Director of Sales of Getinge (currently the biggest medical and pharmaceutical company in Sweden, a public company listed on NASDAX OMX, Stockholm) for the next 41 years relocating to a few places in the world. Mr. Engberg retired in April of 2013. He is fluent in English, Spanish, Portuguese, French, German, Italian and Swedish. Mr. Engberg obtained a bachelor’s degree in Electrical Engineering from Zimmermanska Technical Institute in Vasteras, Sweden in 1970.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, none of our directors or executive officers has been:

●

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●

found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●

subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, executive officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us.

DIRECTOR INDEPENDENCE

Mr. Engberg is considered independent within NYSE MKT’s director independence standards pursuant to the NYSE MKT Company Guide.

AUDIT COMMITTEE

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by board of directors as a whole. Because we only have one independent director, we believe that the establishment of these committees would be more form over substance. Further, because we have no operations, at the present time, we believe the services of financial experts are not warranted.

Mr. Weeraratne is considered an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

•	understands generally accepted accounting principles and financial statements;

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

•	understands internal controls over financial reporting; and

•	understands audit committee functions.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of, and transactions in our Common Stock to the SEC. Such Directors, executive officers and 10% shareholders also are required to furnish us with copies of all Section 16(a) reports they file.

During the fiscal year ended September 30, 2014 the following Reporting Persons have not complied with all applicable Section 16(a) reporting requirements. These reporting persons as insiders of an issuer that is registering equity securities for the first time under Section 12 of the Exchange Act must file this Form no later than the effective date of the registration statement. The effective date of our Company was June 12, 2014. The following Reporting Persons were late in filing Form 3, having filed Form 3 on the following dates:

I Andrew Weeraratne

Chief Executive Officer/Director

Filed Form 3 on October 8, 2014

James C New

Chairman of the Board of Directors

Filed Form 3 on October 9, 2014

Eugene Nichols

President/Director

Filed Form 3 on October 9, 2014

Bo G Engberg

Director

Filed Form 3 on October 16, 2014

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers and any other persons performing similar functions. This Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and full, fair, accurate, timely and understandable disclosure in reports we file with the SEC. A copy of our Code of Business Conduct and Ethics has been filed with the SEC as an exhibit to the registration statement that we filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the period September 30, 2014, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other Compen-sation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
I Andrew Weeraratne, CEO, CFO	2014	22,800	-0-	-0-	-0-	-0-	-0-	-0-	22,800

(1)

There is no employment contract with Mr. Andrew Weeraratne at this time.  Nor are there any agreements for compensation in the future.  A salary and stock options and/or warrants program may be developed in the future. The amount of value for the services of Mr. Weeraratne was determined by agreement for shares in which he received as a founders for (1) control, (2) willingness to serve on the Board of Directors and (3) participation in the foundational days of the corporation. The amount received by Mr. Weeraratne is not reflective of the true value of the contributed efforts by Mr. Weeraratne and was arbitrarily determined by the company.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees earned or paid in cash	Stock Awards	Option Award(s)	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other Compen-sation	Total
Name and principal position	($)	($)	($)	($)	($)	($)	($)
James C. New, Chairman of the Board of Directors	-0-	-0-	-0-	-0-	-0-	-0-	-0-
I Andrew Weeraratne, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eugene Nichols, President, Secretary, Treasurer, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bo G. Engberg, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

CHANGE OF CONTROL

As of September 30, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of the shares of our Common Stock as of the date of this report, by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o Natural Gas Fueling and Conversion Inc., 45 Almeria Avenue, Coral Gables, Florida 33134.

Name	Number of Shares of Class A Common Stock Beneficially Owned (1)	Percent of Class A Common Stock Owned (2)

Officers and Directors

I. Andrew Weeraratne (3) Chief Executive Officer, Chief Financial Officer, Director	4,000,000	31.75%

James C. New Chairman of the Board of Directors	750,000	5.95%

Eugene Nichols President, Director	1,000,000	7.94%

Bo Engberg Director	550,000	4.37%

All Directors and Officers as a Group (4 persons)	6,300,000	50.01%

5% Holders

Gerry Ambrose (4)	750,000	5.95%

All Directors, Officers and 5% Holders as a Group (5 persons)	7,050,000	55.95%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from September 30, 2014, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(2)	Based on 12,600,000 shares of common stock outstanding as of September 30, 2014. These percentages have been rounded for convenience;

(3)	Mr. Weeraratne also owns 7,000,000 shares of Class B common stock, which has 10:1 voting rights and is convertible into shares of Common Stock on a 1:1 basis at the option of the holder; and

(4)	Mr. Ambrose’s address is located at 105 Playa Rienta Way, Palm Beach Gardens, FL 33418.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. I. Andrew Weeraratne is a founder and an organizer of the company and as such need to disclose any relevant transactions that Mr. Weeraratne will have with the company. Mr. Weeraratne has received no compensation as a founder except the opportunity to buy 7,000,000 Class B common stock at par value of .0001 cents for a total value of $700.00 and 4,000,000 of Class A common stock at par value of .0001 cents for a total value of $400.00 as founding shares that Mr. Weeraratne purchased on October 2, 2013.

Mr. I. Andrew Weeraratne, our Chief Executive Officer and Chief Financial Officer is also the President, Chief Financial Officer and a director of High Tech Fueling and Distribution Inc. (HFSD) which was set up to operate a similar operation to our Company in the Republic of China.

Mr. James New, our Chairman of the Board of Directors, is also the Chairman of the Board of Directors of HFSD. Mr. James new is a founder and organizer of the Company, and thus needs to disclose any relevant transactions that he will have with the Company. Mr. New has not received compensation as the Company's Chairman. Mr. New did purchase 250,000 shares of Common Stock on October 2, 2013 in connection with our offering to the Company's founders.

Mr. Eugene Nichols, is a founder and organizer of the Company and our President, Secretary and Treasurer and Director, is also a director of HFSD. Mr. Nichols, as a founder and organizer of the Company and thus needs to disclose any relevant transactions that he will have with the Company. Mr. Nichols has not received compensation as the Company's President, Secretary and Treasurer or as a director. Mr. Nichols did purchase 500,000 shares of Common Stock on October 2, 2013 in connection with our offering to the Company's founders.

Mr. Rob Sanford, our former Chief Financial Officer, who resigned as of August 6, 2014, did not receive any compensation for his services as the Company's Chief Financial Officer. Mr. Sanford did purchase 50,000 shares of Common Stock on October 2, 2013 in connection with our offering to the Company's founders.

Mr. Bo Engberg is a director of our Company and Mr. Engberg has not received compensation for his services as a director of the Company. Mr. Engberg did purchase 50,000 shares of Common Stock on October 2, 2013 in connection with our offering to the Company's founders.

Mr. Gerry Ambrose is a founder and organizer of the Company and thus needs to disclose any relevant transactions that he will have with the Company. Mr. Ambrose has not received compensation as a founder. Mr. Ambrose did purchase 250,000 shares of Common Stock on October 2, 2013 in connection with our offering to the Company's founders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Malone Bailey, LLP is our independent registered public accounting firm. During fiscal year ended September 30, 2014, we incurred approximately $9,300 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the period ending March 31, 2014 and the fiscal year ended September 30, 2014 and for the reviews of our financial statements for the quarter ended June 30, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed herewith

(b)

Exhibits required by Item 601, Regulation S-K;

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

with Form S-1 Registration Statement

on November 27, 2013.

(3.2)

Bylaws filed with Form S-1 Registration

See Exhibit Key

Statement on November 27, 2013.

(11.0)

Statement re: computation of per share

Note 2 to Financial Stmts.

Earnings.

(14.0)

Code of Ethics

See Exhibit Key

(31.1)

Certificate of Chief Executive Officer

Filed herewith

And Principal Financial and Accounting Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(32.1)

Certification of Chief Executive Officer

Filed herewith

And Principal Financial and Accounting Officer

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on November 27, 2013.

3.2

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on November 27, 2013.

14.0

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on November 27, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Natural Gas Fueling and Conversion Inc.

	By:	/s/ I. Andrew Weeraratne
December 8, 2014		Name: I. Andrew Weeraratne
Title: Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints I. Andrew Weeraratne, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ I. Andrew Weeraratne	Chief Executive Officer (PEO),	December 8, 2014
I. Andrew Weeraratne	Chief Financial Officer (PAO), Director

/s/ James C. New	Chairman of the Board of Directors	December 8, 2014
James C. New

/s/ Eugene Nichols	President, Secretary, Treasurer, Director	December 8, 2014
Eugene Nichols

/s/ Bo G. Engberg	Director	December 8, 2014
Bo G. Engberg

NATURAL GAS FUELING AND CONVERSION INC.

FINANCIAL STATEMENTS

September 30, 2014

Index to Financial Statements

Audited Financial Statements

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of September 30, 2014

F-3

Statements of Operations for the period from October 2, 2013 (inception) through September 30, 2014

F-4

Statements of Stockholders’ Equity for the period from October 2, 2013 (inception) through September 30, 2014

F-5

Statements of Cash Flows for the period from October 2, 2013 (inception) through September 30, 2014

F-6

Notes to the Financial Statements

F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Natural Gas Fueling and Conversion Inc.

Coral Gables, Florida

We have audited the accompanying balance sheets of Natural Gas Fueling and Conversion Inc. (“the Company”) as of September 30, 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from October 2, 2013 (inception) through September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014, and the results of its operations and its cash flows the period from October 2, 2013 (inception) through September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception and has incurred losses from operations for the period from October 2, 2013 (inception) through September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

December 4, 2014

Natural Gas Fueling and Conversion, Inc.
Balance Sheets

ASSETS

September 30, 2014

CURRENT ASSETS
Cash	$34,358
Investment Account-Cash	48,461
Investment Account-Stocks	27,561
Total Current Assets	110,380

TOTAL ASSETS	$110,380

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Rent Payable	$3,000
Total Current Liabilities	3,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 12,600,000 shares issued and outstanding for the year end	1,260
Class B Common stock: $.0001 par value; 60,000,000 shares authorized, 7,000,000 shares issued and outstanding for the year end	700
Additional Paid-in Capital	194,350
Retained Earnings (Deficit)	(88,930)
Total Stockholders' Equity (Deficit)	107,380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$110,380

The accompanying notes are an integral part of these condensed financial statements.

Natural Gas Fueling and Conversion Inc.
Statements of Operations

October 2,
2013
(inception) to
September 30, 2014

OPERATING EXPENSES
Legal Fees	23,304
Accounting Fees	9,300
Officer compensation	22,800
General and administrative	29,547
Total Operating Expenses	84,951

LOSS FROM OPERATIONS	(84,951)

Other Income
Realized gain on marketable securities	3,281
Unrealized loss on marketable securities	(7,379)
Dividends received	120
Total Other Income	(3,978)

NET LOSS	$(88,930)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,018,733

The accompanying notes are an integral part of these condensed financial statements.

Natural Gas Fueling and Conversion Inc.
Statement of Stockholders' Equity

							Total
					Additional		Stockholders'
	Common Stock Class A		Common Stock Class B		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at inception	-	-	-	-		-	-

Common stock issued for cash - founders	6,100,000	610	-	-			610

Common stock issued for cash - founders	-	-	7,000,000	700	-		700

Common stock issued for cash	6,500,000	650	-	-	194,350		195,000

Net loss						(88,930)	(88,930)

Balance, September 30, 2014	12,600,000	1,260	7,000,000	700	194,350	(88,930)	107,380

	The accompanying notes are an integral part of these condensed financial statements.

Natural Gas Fueling and Conversion Inc.
Statements of Cash Flows

October 2,
2013
(inception) to
September 30
2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,930)
Adjustments to reconcile net loss to cash used in operating activities:
Realized gain on marketable securities	(3,281)
Unrealized loss on marketable securities	7,379
Dividends received	(120)
Changes in operating assets and liabilities:
Accrued expenses	3,000
Net cash used in operating activities	(81,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for available for sale securities	(80,000)
Net cash used in investing activities	(80,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	196,310
Net cash provided by financing activities	196,310

NET INCREASE (DECREASE) IN CASH	34,358
CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$34,358

SUPPLEMENTAL DISCLOSURES:

CASH PAID FOR:
Interest	$
Income Taxes	$

The accompanying notes are an integral part of these condensed financial statements.

NATURAL GAS FUELING AND CONVERSION INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Natural Gas Fueling and Distribution Inc. (the “Company”) was incorporated in State of Florida on October 2, 2013, and plans to construct and operate combined gasoline, diesel and natural gas (NG) fueling and service stations with convenience stores along with factories to retrofit vehicles to run on NG in the United States. We also plan to acquire currently operating gasoline and diesel fueling stations and add NG bays to introduce NG fueling by expanding those stations. Also we plan to build factories to convert NG to liquefied natural gas (LNG) and compressed natural gas (CNG). Since inception on October 2, 2013, the Company has primarily been involved in conducting research and development, business planning and capital raising activities.

BASIS OF PRESENTATION

The accompanying audited financial statements include all accounts of the Company and in the opinion of management, reflect all adjustments, which include all normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the period from inception (October 2, 2013) to September 30, 2014. This financial statement period is not an indicative of the results to be expected for the year ending September 30, 2015, or for any other interim period in future.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses recorded during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2014.

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

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Basic and Diluted Net Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2014, the Company had no potential dilutive shares outstanding.

Research and Development

Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred.

Recent Pronouncements

In the year ending September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain a portion of such resources for the Company by selling the 10 million shares it has registered to sell the public. However management cannot provide any assurances that the Company will be successful in raising funds from the public to meet its minimum financial obligations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 2, 2013, the Company issued 5,600,000 shares of Class A common stock as founders’ shares for total proceeds of $560. On October 10, 2013, the Company issued 500,000 shares of Class A common stock as founders’ shares for total proceeds of $50.

On October 2, 2013, the Company issued 7,000,000 Class B common shares as founders’ shares to the Chief Executive Officer of the Company for total proceeds of $700.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The Company has classified these marketable securities at level 1 with a fair value of $27,561 as of September 30, 2014.

In June 2014, the Company opened an investment and trading account with Interactive Brokers with a capital of $80,000 to invest in various stocks to receive dividends while hedging them by trading options to receive trading profits managed by its Chief Executive Office I. Andrew Weeraratne.  Of the $80,000 initial capital, $48,461 remains in cash and has not been actively invested in stock.  The total realized capital gains for the period ending September 30, 2014 from trading activities was $3,281.  The total unrealized loss as of September 30, 2014 is $7,379.  The investment and trading account is recorded at fair market value adjusting the account both by realized and unrealized gain and losses, as required by generally accepted accounting principles, at a balance of $27,561 as of September 30, 2014.

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

As shown on the table below, on October 2, 2013, the Company issued the following shares of Class A common stock as founders’ shares at $0.0001 par value to the following officers and directors Andrew Weeraratne, Eugene Nichols and James New and for total proceeds of $475 and issued 50,000 Class A common stock at par value of $0.0001 to Robert Sanford our former Chief Financial Officer and Bo Engberg, one of our directors, each for a total proceeds of $5 each, as an incentive to work for us.

Name	Title	# of Shares	Consideration ($)

I. Andrew Weeraratne	Chief Executive Officer, Director	4,000,000	$400

Eugene Nichols	President, Director	500,000	$50

James New	Chairman of the Board	250,000	$25

Robert Sanford	Former Chief Financial Officer	50,000	$5

Bo Engberg	Director	50,000	$5

On October 2, 2013, the Company issued 7,000,000 shares of Class B common stock as founders’ shares to the Company’s Chief Executive Officer and Director, I. Andrew Weeraratne, for total proceeds of $700.

On October 2, 2013, the Company issued 250,000 Class A common stock at par value of .0001 as founder’s shares to Mr. Gerry Ambrose for total proceeds of $25.

On October 2, 2013 the Company issued the following Class A common stock at par value of .0001 to the following individuals and entities for providing us consulting services:

ITMM Consulting LLC	200,000 shares for $20

Passerelle Corp.	200,000 shares for $20

Mengying Qin	50,000 shares for $5

Antonio Gallini	50,000 shares for $5

On October 10, 2013, the Company issued 500,000 shares of Class A common stock to JSBarkats, PLLC, for an aggregate value of $50 in cash for providing us past and future legal work with regard to this offering.

On October 22, 2013, we circulated a private offering memorandum for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a “best-efforts” basis, up to a maximum of 7,500,000 shares of the Company’s Class A common stock (the “Shares”) at a purchase price of $0.03 per share (the “Purchase Price”). The minimum individual investment was $15,000, with the stipulation, in our sole discretion, to accept subscriptions for lesser amounts and also with the stipulation that the, funds received from all subscribers to be released to us upon acceptance of the subscriptions by us. This offering was made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, seeking exemption from the registration requirements of federal securities laws. As of September 30, 2014, the Company sold 6,500,000 shares of Class A common stock each to thirteen subscribers at the Purchase Price for an aggregate offering amount of $195,000.

NOTE 7 – INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of $81,551 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2014.

Net Operating loss carry-forward

$   81,551

Total deferred tax assets

     28,543

Less valuation allowances

$  (28,543)

Net deferred tax asset

$             0

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2014.