Form 10-K/A
period 2014-09-30
NATURAL GAS FUELING & CONVERSION INC.
filed 2014-12-16
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A (the Amendment No. 2) is to amend and restate the XBRL portion of the filing that were not properly recorded on the 10-K of Natural Gas Fueling and Conversion Inc. for the year ended September 30, 2014 filed with the Security and Exchange Commission on December 8, 2014 (Original Form 10-K) and on the Amendment No. 1 filed on the 10-K/A (Amendment No.1) of Natural Gas Fueling and Conversion Inc, on December 15, 2015.

There are no other changes to the Original Form 10-K and the 10-K/A No.1 (other than those set forth in this Amendment.  This amendment does not reflect events occurring after the filing of the Original Form 10-K and 10-K/A No.1, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Original Form 10-K  and 10-K/A No.1 as set forth in this Amendment.  Among other things, forward-looking statements made in the Original Form 10-K and 10-K/A No.1  have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K and 10-K/A No. 1  and such forward-looking statements should be read in their historical context.

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

Natural Gas Fueling and Conversion Inc.

	By:	/s/ I. Andrew Weeraratne
December 16, 2014		Name: I. Andrew Weeraratne
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

Signature	Title	Date

/s/ I. Andrew Weeraratne	Chief Executive Officer (PEO),	December 16, 2014
I. Andrew Weeraratne	Chief Financial Officer (PAO), Director

/s/ James C. New	Chairman of the Board of Directors	December 16, 2014
James C. New

/s/ Eugene Nichols	President, Secretary, Treasurer, Director	December 16, 2014
Eugene Nichols

/s/ Bo G. Engberg	Director	December 16, 2014
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