Form 10-Q
period 2014-12-31
NATURAL GAS FUELING & CONVERSION INC.
filed 2015-01-16
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

or

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

As of January 16, 2015 the registrant had 12,600,000 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding.

NATURAL GAS FUELING AND CONVERSION INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Natural Gas Fueling and Conversion, Inc.
Balance Sheets (Unaudited)

	December 31, 2014	September 30, 2014
ASSETS
Current assets
Cash and cash equivalent	48,075	82,819
Marketable securities	29,442	27,561
Total current assets	77,517	110,380

Fixed assets
Software, net	4,745	-

Total assets	82,262	110,380

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Pre paid stock subscription	1,500	-
Rent payable	2,100	3,000
Total current liabilities	3,600	3,000

Stockholders' equity (deficit)
Preferred stock: $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 12,600,000 shares issued and outstanding for the year end	1,260	1,260
Class B Common stock: $.0001 par value; 60,000,000 shares authorized, 7,000,000 shares issued and outstanding for the year end	700	700
Additional paid-in capital	194,350	194,350
Retained earnings (deficit)	(117,648)	(88,930)
Total stockholders' equity (deficit)	78,662	107,380

Total liabilities and stockholders' equity (deficit)	82,262	110,380

The accompanying notes are an integral part of these unaudited financial statements.

Natural Gas Fueling and Conversion Inc.
Statements of Operations (Unaudited)

	Three Months Ended	October 2, 2013 (inception) to December 31, 2013

	December 31, 2014

Operating expenses
Legal fees	$4,950	$12,500
Accounting fees	5,200	3,000
Officer compensation	6,000	4,000
Depreciation	250	0
General and administrative	11,600	8,278
Total operating expenses	28,000	27,778

Loss from operations	(28,000)	(27,778)

Other income
Refunds	1,500	-
Realized gain on marketable securities	494	-
Unrealized loss on marketable securities	(2,852)	-
Dividends received	140	-
Total other income	(718)	0

Net loss	$(28,718)	$(27,778)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	19,018,733	17,255,556

The accompanying notes are an integral part of these unaudited financial statements.

Natural Gas Fueling and Conversion Inc.
Statements of Cash Flows (Unaudited)

	Three Months Ended	October 2, 2013 (inception) to December 31, 2013
	December 31,2014

Cash flows from operating activities:
Net loss	$(28,718)	$(27,778)
Adjustments to reconcile net loss to cash used in operating activities:
depreciation	250
Realized gain on marketable securities	(494)	0
Unrealized loss on marketable securities	2,852	0
Dividends received	(140)
Changes in operating assets and liabilities:
Other Current Liabilities	600	0
Net cash used in operating activities	(25,650)	(27,778)

Investing activities:
Purchase of software	(4,995)	0
Change in cash balance in investment account	(4,099)
Net cash used in investing activities	(9,094)	0

Financing activities:
Proceeds from related party debt	0	815
Proceeds from sale of common stock	0	196,310
Net cash provided by financing activities	0	197,125

Net increase (decrease) in cash	(34,744)	224,903
Cash at beginning of period	82,819	-

Cash at end of period	$48,075	$224,903

Supplemental disclosures:
Cash paid for:
Interest	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these unaudited financial statements.

Natural Gas Fueling and Conversion Inc.

Notes to Financial Statements (unaudited)

December 31, 2014

NOTE 1 – DESCRIPTION OF BUSINESS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements include all accounts of the Company and in the opinion of management, reflect all adjustments, which include all normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the period from October 1, 2014 to December 31, 2014. This financial statement period is not an indicative of the results to be expected for the year ending September 30, 2015, or for any other interim period in future. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2014 Form 10-K for the fiscal year ended September 30, 2014, filed with the U.S. Securities and Exchange Commission on December 16, 2014.

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

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The Company has classified these marketable securities at level 1 with a fair value of $29,442 as of December 31, 2014.

In June 2014, the Company opened an investment and trading account with Interactive Brokers with a capital of $80,000 to invest in various stocks to receive dividends while hedging them by trading options to receive trading profits managed by its Chief Executive Office I. Andrew Weeraratne.  Of the $80,000 initial capital, $ 44,362 remains in cash as of December 31, 2014, and has not been actively invested in stock.  The total realized gains for the period ending December 31, 2014 from trading activities was $494.  The total unrealized loss as of December 31, 2014 is $2,852.  The investment and trading account is recorded at fair market value adjusting the account both by realized and unrealized gain and losses, as required by generally accepted accounting principles, at a balance of $29,442 as of December 31, 2014.

NOTE 5 – CURRENT LIABILITIES

Two overseas investors wire transferred $750 each to acquire 5,000 shares each at .15 cents per share from our current direct public offering although we have not begun to issue shares to the public yet. We have recorded those receipts as pre paid stock subscriptions until those shares are issued in January of 2015, at which time we would recognize those payments as class A commons stock sales of the company.

On February 10, 2014 we signed an agreement to lease office space beginning February 15, 2014 where our phones are answered by a common receptionist for $400.00 per month and we accrued $3,000 as rental expenses for the 7.5 months on our September 30, 2014 financial statements.  In October 2014, we negotiated the monthly rental expenses to $200.00 per month to be effective retroactively and further negotiated to pay the annual rent via unregistered shares of our company currently valued at .15 cents per share prior to the end of the annual lease that will expire on February 15, 2015. Accordingly we have accrued the unpaid rent of $2,100 in our December 31, 2014 and have recorded the deduction of $1,500 we deducted from the rental expenses accrued on the first 7.5 months of the fiscal year ended September 30, 2014 as a refund for the period of December 31, 2014.

NOTE 6- SUBSEQUENT EVENTS

On January 2, 2015, the company borrowed $10,000 from High Tech Fueling, Service and Conversion Inc. (HFSD) at 7% interest to be paid back as soon as we raise the funds from our Direct Public Offering that is currently in the process of applying for various state approvals (Blue Sky approvals) to raise funds. We anticipate that we will have our State applications to raise funds in all the states we plan to raise money would be approved by late January of 2015. At that point we plan to pay off that loan to HFSD. HFSD is also majority owned and controlled by three major shareholders of our company and thus considered a related party.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Initially, the Company plans to generate revenue through fuel sales and convenience store sales at its planned Operational Units since the market for NG vehicles in the United States is limited and may never develop to a level where the Company will become profitable for a few yearsa. With this in mind and in order to mitigate the short and long-term market risk, the Company’s planned Operational Units will also sell gasoline and diesel fuel at its Operational Units. The Company believes this plan will allow the Company to generate sufficient revenue to support its operations while it carries out its business plan to add NG fueling bays and equipment for its planned vehicle conversion business.

In the future, we may expand our operations to foreign nations in partnership with local investors. To date, the Company’s management has traveled to Sri Lanka and Japan to discuss the Company’s vision with potential investors and strategic partners.

We were recently formed and all activity to date has been related to formation of our business, formulation of our business plan, raising initial capital and initial start-up operations such as investigating potential sites for our initial NG motor vehicle fueling stations in the Miami, FL area, reviewing zoning and environmental regulations relating to such stations, investigating sources of supply for NG, LNG and CNG fueling stations and researching the machinery and equipment needed for those stations, identifying potential contractors for building stations, researching the EPA’s regulations regarding vehicle conversion and identifying consulting firms who can assist us with getting our vehicle conversion division certified by the EPA. Our ability to proceed with our plan to develop and build our initial planned fueling stations depends upon our obtaining adequate financial resources through a currently registered self-underwritten public offering. That offering became effective as of June 12th, 2014, but we filed a post-effective amendment to change the price of the offering and that post-effective amendment became effective as of Oct 6, 2014. As of the filing date of this report, we have not raised any funds through that offering.

As of December 31, 2014, we had not incurred any material costs or expenses other than those associated with the formation and financing of our company.

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

Results of Operation

We have had no operating revenues since our inception on October 2, 2013 through the current reporting period. For the fiscal year ended September 30, 2014 we have incurred net operating losses in the amount of $88,930 and for the current period we have incurred additional net operating losses of 28,718.  Our activities have been primarily financed from the proceeds of a private offering the Company commenced in October 2013.

For the three months ended December 31, 2014 and December 2013, professional fees expenses were $10,150 and $15,500 respectively and the general and administrative expenses were $11,600 and $8,278 respectively.

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

We believe our operational strategy which focuses on using low overhead costs will avail us to manage our current operational activities (excluding building Operational Units that we won’t begin until we raise capital from our offering) for approximately 18 months. During the next 12 months or until such time that we raise enough capital to begin building or purchase our Operational Units, we will be using our working capital to attend investors’ conferences and tradeshows, participating in road shows to meet with potential investors, traveling to meet with investors and paying professional fees needed to comply with SEC regulations. We believe our monthly burn rate to be approximately $5,000. The Company had approximately $48,075 in cash on hand and $29,442 in marketable securities as of December 31, 2014. We believe we can sustain our operations for approximately 18 months even if we do not raise additional funds in this offering.

If we succeed in opening one or more Operational Units, we anticipate that fuel sales at such stations along with convenience store sales to generate sufficient cash flow to support our operations after the first 10 months.  However, this estimate is based on our assumption of raising enough capital to build or acquire one or more gasoline stations and then generate significant revenues from fuel and convenience store sales.  There can be no assurance that such sales levels will be achieved.  Therefore, we may require additional financing through loans and other arrangements, including the sale of additional equity.  There can be no assurance that such additional financing will be available, or if available, can be obtained on satisfactory terms.  To the extent that any such financing involves the sale of our equity securities, the interests of our then existing shareholders, including the investors in the currently registered offering, could be substantially diluted.  In the event that we do not have sufficient capital to support our operations we may have to curtail our operations.

Our officers will provide daily management of our company, including administration, financial management, production, marketing and sales.  We will also engage other employees and service organizations to provide services as the need arises.  These may include services such as computer systems, sales, marketing, advertising, public relations, cash management, accounting and administration.

As a public company, we will be subject to certain reporting and other compliance requirements of a publicly reporting company.  We will be subject to certain costs for such compliance which private companies may not choose to make.  We have identified such costs as being primarily for audits, legal services, filing expenses, financial and reporting controls and shareholder communications and estimate the cost to be approximately $40,000 annually.  We expect to pay such costs from a combination of cash on hand and with some shares of our company and the proceeds of our current offering and cash generated by revenue from our planned Operating Units.

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

The Company has not generated any revenues and has incurred losses since inception resulting in an accumulated deficit of $ 117,648 as of December 31, 2014, and further losses are anticipated in the development of its business.  The Company’s independent registered accounting firm has issued opinion about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In June 2014, the company began an investment and trading account with Interactive Brokers with a capital of $80,000 to invest in various stocks to receive dividends while hedging them by trading options to receive trading profits managed by its CEO Andrew Weeraratne.  Of the $80,000 initial capital, $44,362 remains in cash and has not been actively invested in stock.  The total realized capital gain for the three months ending December 31, 2014 from trading activities was $494.  The total unrealized capital loss as of December 31, 2014 was $2,852.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended December 31, 2014.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

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

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Natural Gas Fueling and Conversion Inc.

Date: Jan 16, 2015	By:	/s/ I. Andrew Weeraratne
Name: I. Andrew Weeraratne
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)