Form 10-Q
period 2015-03-31
NGFC Equities, Inc.
filed 2015-05-13
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-192590

NGFC Equities, Inc.

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

As of May 13, 2015 the registrant had 16,172,334 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding.

NATURAL GAS FUELING AND CONVERSION INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets

NGFC Equities, Inc.
Consolidated Balance Sheets (Unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Current assets
Cash and cash equivalent	$131,055	$82,819
Marketable securities	45,787	27,561
Loan receivable related parties	150	-
Total current assets	176,992	110,380

Fixed assets
Software, net	4,495	-

Other assets
Goodwill	456,390	-
Customer list-net of amortization	145,833	-
	602,223	-

Total assets	$783,710	$110,380

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$2,700	$-
Loan payable officer	23,965	3,000
Total current liabilities	26,665	3,000

Stockholders' equity (deficit)
Preferred stock: $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 16,172,334 and 12,600,000 shares issued and outstanding	1,617	1,260
Class B Common stock: $.0001 par value; 60,000,000 shares authorized, 7,000,000 shares issued and outstanding	700	700
Additional paid-in capital	729,843	194,350
Retained earnings (deficit)	(140,950)	(88,930)
Total NGFC stockholders' equity (deficit)	591,210	107,380
Non Controlling Interest	165,835
Total Equity	757,045	107,380

Total liabilities and stockholders' equity (deficit)	$783,710	$110,380

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Statements of Operation

NGFC Equities, Inc.
Consolidated Statements of Operations (Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended

	March 31, 2015	March 31,2014	March 31, 2015	March 31, 2014

Revenue	13,200		13,200
Cost of goods sold
Purchase of accessories	12,347		12,347
Gross profits	853		853

Operating expenses
Legal fees	7,950	12,554	1,750	1,750
Accounting fees	6,750	4,750	54	54
Officer compensation	15,000	10,800	9,800	6,800
Depreciation & amortization	4,667	-	-	-
General and administrative	20,114	14,198	8,852	5,921
Total operating expenses	54,481	42,302	20,456	14,525

Loss from operations	(53,628)	(42,302)	(19,603)	(14,525)

Other income

Realized gain on marketable securities	1,194	-
Unrealized loss on marketable securities	(2,204)	-
Dividends received	333	-
Total other income	(677)	-	-	-

Net loss	(54,305)	(42,302)	(19,603)	(14,525)
Less: Net Loss attributable to the Non Controlling Interest	2,285		2,285

Net loss attributable to NGFC Shareholders	$(52,020)	$(42,302)	$(17,318)	$(14,525)

Net loss attributable to NGFC basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	20,271,845	18,427,778	20,271,845	18,427,778

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Statements of Stockholders’ Equity

NGFC Equities, Inc.
Statement of Stockholders' Equity

	Common Stock Class A		Common Stock Class B		Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount

Balance at September 30, 2014	12,600,000	1,260	7,000,000	700	194,350	(88,930)		107,380

Common stock issued for acquisition	3,000,000	300			449,700		168,120	618,120

Common stock issued for cash	572,334	57			85,793			85,850

Net loss						(52,020)	(2,285)	(54,305)

Balance at March 31, 2015	16,172,334	1,617	7,000,000	700	729,843	(140,950)	165,835	757,045

	The accompanying notes are an integral part of these consolidated unaudited financial statements.

Statements of Cash Flows

NGFC Equities, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014

Cash flows from operating activities:
Net loss	$(54,305)	$(42,302)
Unrealized loss on marketable securities	2,204
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	4,667
Changes in operating assets and liabilities:
Prepaid expenses	2,000
Account payable	(2,640)
Accrued expenses	2,700	600
Net cash used in operating activities	(45,374)	(41,702)

Investing activities:
Cash received from ECIL	33,335
Purchase of software	(4,995)	0
Loans to related parties	(150)
Purchase of investments	(20,430)
Net cash used in investing activities	7,760	0

Financing activities:
Proceeds from issuance of debt		90
Proceeds from sale of common stock	85,850	196,310
Net cash provided by financing activities	85,850	196,400

Net increase (decrease) in cash	48,236	154,698
Cash at beginning of period	82,819	0

Cash at end of period	$131,055	$154,698

Supplemental disclosures:
Cash paid for:
Interest	$0	$0
Income taxes	$0	$0

Non cash investing and financing activity
Net assets purchased from ECIL	$584,785
Class A shares issued to ECIL	$450,000
The accompanying notes are an integral part of these consolidated unaudited financial statements.

NGFC Equities, Inc.

Notes to Financial Statements (unaudited)

March 31, 2015

NOTE 1 – DESCRIPTION OF BUSINESS

We incorporated our Company on October 2, 2013 in the State of Florida under the name “Natural Gas Fueling and Conversion Inc.” We changed our name to NGFC Equities, Inc. on February 25, 2015. Our primary planned business objective is to construct, own and operate combined gasoline, diesel and natural gas (NG) vehicle fueling and service stations in the United States, along with garages to retrofit gasoline and diesel driven vehicles to run on NG. At each such fueling station we also plan to have a convenience store to serve our customers. We define each complete fueling service station as an “Operating Unit.”

Our Board of Directors at a meeting held on Feb 16th 2015, approved to define the Company’s business through three divisions and diversify the operations of the Company to add a health care division and a consulting division.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Company and in the opinion of management, reflect all adjustments, which include all normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the period from October 1, 2014 to March 31, 2015. The consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation.

This financial statement period is not an indicative of the results to be expected for the year ending September 30, 2015, or for any other interim period in future. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the fiscal year ended September 30, 2014, filed with the U.S. Securities and Exchange Commission on December 16, 2014.

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The Company has classified these marketable securities at level 1 with a fair value of $45,787 as of March 31, 2015 and $27,561 as of September 30, 2014.

In June 2014, the Company opened an investment and trading account with Interactive Brokers with a capital of $80,000 to invest in various stocks to receive dividends while hedging them by trading options to receive trading profits managed by its Chief Executive Office I. Andrew Weeraratne.  Of the $80,000 initial capital, $ 29,558 remains in cash as of March 31, 2015, and has not been actively invested in stock.  The total realized gains for the period ending March 31, 2015 from trading activities was $1,194.  The total unrealized loss as of March 31, 2015 is $2,204.  The investment and trading account is recorded at fair market value adjusting the account both by realized and unrealized gain and losses, as required by generally accepted accounting principles, at a balance of $45,787 as of March 31, 2015.

NOTE 4 – CURRENT LIABILITIES

On February 10, 2014 we signed an agreement to lease office space beginning February 15, 2014 where our phones are answered by a common receptionist for $400 per month and we accrued $3,000 as rental expenses for the 7.5 months on our September 30, 2014 financial statements.  In October 2014, we negotiated the monthly rental expenses to $200 per month to be effective retroactively and further negotiated to pay the annual rent via unregistered shares of our company currently valued at .15 cents per share. We extended the lease for another year and plan to pay such rent by issuing unregistered shares of our company in the near future. Accordingly we have accrued the unpaid rent of $2,700 from February 2014 till March 31, 2015.

On October 28, 2014 Goran Antic the Majority shareholder and the Chief Executive Officer of ECIL loaned to ECIL $30,000 at 5% per annum interest. As of the date of the Company acquired 55% of ECIL the balance was $23,625. As of March 31, 2015 ECIL accrued interest expenses of $340 bringing the balance of the loan payable to Mr. Antic to $23,965. This is an unsecured note with interest at 5% per annum accruing quarterly and with the principal paid back only when cash flow is available.

NOTE 5 – ACQUISITIONS

As part of our diversification strategy, the Company made an agreement on February 24, 2015 with ECI-LATAM Inc., (ECIL) a Florida Corporation that began its business on March 25, 2014 engaged in installation and maintenance of medical equipment to acquire 55% of its 15,000,000 outstanding shares in exchange for 3,000,000 shares of the Company at $0.15 cents per share.  For the period ended March 31, 2015 we have consolidated our financial statements with the financial statements of ECI Latam Inc. Following is the Consideration paid and the Purchase Price Allocation of the acquisition:

Consideration
3,000,0000 Class A Common Stock of NGFC Equities Inc. at $0.15 cents	$450,000
Recognized amounts of assets acquired
Customer List	$150,000
Net assets of ECIL	11,730
161,730
Noncontrolling interest in ECIL	(168,120)
Goodwill	456,390
$450,000

The Customer List is given a three-year life and will be amortized accordingly. Goodwill is not amortizable under GAAP rules.

The following unaudited consolidated pro forma financial information gives effect to the acquisition, of ECI Latam Inc. as if this transaction had occurred at the beginning of each period presented. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been  attained had the acquisition of this business been completed at the beginning of each period presented, nor are they indicative of results that may occur in any future period.

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31,2015	March 31,2014	March 31,2015	March 31,2014
Revenue	102,369	-	13,200	-

Net Income (loss)	(58,182)	(42,302)	(17,318)	(14,525)

Net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

NOTE 6 – FORMATION OF NGFC LIMITED PARTNERSHIP

Also As disclosed in the 8K the Company filed with the Security and Exchange Commission on March 24, 2015, the Company set up NGFC Limited Partnership (“the Partnership”) with the Company acting as the General Partner. The purpose of the Partnership is to raise funds in the private market to acquire gasoline stations that the Partnership would lease back to the Company. The Partnership also will invest its funds in the financial markets. On March 26, 2015, the Company contributed $15,000 as the initial capital of the Partnership. The Partnership financial statements are consolidated with the financial statements of NGFC Equities Inc.

NGFC Limited Partnership, located at 7135 Collins Ave, Miami Beach, FL 33141, plans to raise up to a maximum of $1,000,000 pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506.

Following is a summary of the terms of the Partnership Agreement:

•

The General Partner will not charge any management fee to manage the Partnership.

•

At the end of each calendar quarter the Partnership will calculate the Net Asset Value (NAV) and any excess of NAV will be distributed 70% to the Limited Partners and 30% to the General Partner.

•

Net Asset Value (NAV) of the Partnership means the Partnership's assets, at fair value(“marked to market”), less liabilities, including any accrued but unpaid expenses and reserves for certain circumstances. The “Net Asset Value per Interest” means the Net Asset Value of the Partnership divided by the number of Interests then outstanding. The term “marked to market” is an accounting term used to describe the adjustment of the valuation of a security or portfolio to reflect current market values, The Partnership will mark all positions, to market at the close of each quarterly trading period in order to calculate performance, taking into account both realized and unrealized profits and losses.

•

The Partnership will grant all Limited Partners the option to convert one hundred percent of the capital they have contributed to the Partnership to shares of the General Partner, NGFC Equities Inc. at the strike price of thirty cents ($.30 cents) per Share within one year of closing the private offering.

•

Fiscal Year of the Partnership shall end on September 30th of each year (to coincide with the fiscal year of the General Partner), which fiscal year may be changed by the General Partner, in its sole and absolute discretion.

NOTE 7 – SALE OF COMMON STOCK

In February 2015, we began selling Class A Common Stock of our Company for .15 cents per share through our Direct Public Offering registered with the Security and Exchange Commission.  As of March 31, 2015, we have sold 572,334 Class A Common Stock of our Company for a value of $85,850.

NOTE 8 – SUBSEQUENT EVENTS

As of the date of this report, we have continued to sell Class A Common Stock of our Company for .15 cents per share and from March 31,2015 to the date of this report we have sold 138,333 additional shares and have collected $ 20,750.

On May 13, 2015 ITMM Consulting LLC (ITMM) returned 150,000 Class A Common Stock of the Company that ITMM bought as a founding stockholder back to the Company at their purchase price of $.0001 per share, since ITMM is not able perform certain consulting work that ITMM agreed to perform due to lack of time.  The Company sold ITMM 200,000 shares as a founding member at the par value of $.0001 ITMM will continue to hold 50,000 of the 200,000 shares ITMM bought at par value as a founding shareholder on October 2, 2013.

The Company filed an 8k with the SEC on May 7, 2015, to announce the following: On May 6, 2015 ECI Latam,  Inc. 55% owned subsidiary of NGFC Equities, Inc. set up a new division entitled “Animal Health” division appointing Dragana Jovic as the Vice President of that division. Also ECI Latam Inc. appointed Bo Engberg and Dr. Marco S Dragic as the directors of the Board of Directors on May 6, 2015.

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

Overview

We began our Company on October 2, 2013 and changed our name from Natural Gas Fueling and Conversion Inc. to NGFC Equities, Inc. on February 25, 2015. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. When we formed our company our focus was to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and natural gas (NG) fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to liquefied natural gas (LNG) and compressed natural gas (CNG); and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States and also to build a convenience store to serve our customers in each of our locations.

At a Board of Directors meeting held on February 16, 2015, the Company chose to diversify its operations by adding two additional divisions to its original business strategy to set up three divisions as follows:

1.

Energy and Retail Division

2.

Healthcare Division

3.

Consulting Division

Energy and Retail Division

Energy and Retail Division will consist of our Operating Units that will consist of combined gasoline, diesel and natural gas pumps, along with a garage that we will use for general auto repair plus conversion of vehicles to run on natural gas and a convenience store. In securing Operating Units, we plan to implement two different approaches:

(1)	Buy land and build the Operating Units using our own design and architecture; and/or
(2)

Acquire currently operating combined gasoline and diesel stations with convenience stores and garages, and then subsequently add NG fueling bays and the equipment for the planned vehicle conversion business as needed.

We are currently conducting due diligence on several existing fueling stations in the Miami, Florida area which the Company believes are suitable acquisition targets. However, it remains the Company’s preference to purchase land and build an Operational Unit based on our own designs. If we are successful in raising the proceeds in this offering, we plan to acquire smaller gasoline and diesel fuel station with a convenience store and operate it while we raise additional money to build our Operating Units that we estimate to cost about $5,800,000. Currently we have no commitments to raise the additional funds needed to build an operational unit. Our ability to raise additional funds to build our operational units may depend on us operating our smaller gasoline and diesel fuel station successfully and/or due to our exposure to potential investors by being in the business, for which there is no guarantee.

When operating our Operating Units, our initial primary focus will be distributing gasoline and diesel fuel to customers once we build or purchase a fueling station, as we believe that, there are not enough NG driven vehicles in the market at this time to substantiate building only a NG station. We also plan to have liquefied natural gas (LNG) and compressed natural gas (CNG) available for NG driven vehicles as we think NG vehicles will be as common as gasoline-driven vehicles in the future. Therefore, we may acquire existing gasoline and diesel fueling stations and expand them to include NG fueling capabilities. In certain stations we plan to build (or acquire and expand), we may have gasoline and LNG only, in some stations we may have gasoline and CNG only and in other stations we may have the means to distribute gasoline, diesel, LNG and CNG. Such determination will be made based on different factors such as the demand for LNG and/or CNG in each location and easy access to LNG and CNG supplies. We believe that the NG business is poised to go through significant changes in the near future and we plan to operate an extensive research department dedicated to our company adopting relevant changes as the market evolves.

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

When we began our Company in November 2013, contingent on getting the funds,, we planned also to operate a vehicle conversion business through a joint venture relationship with Shenzhen HJ Technology Company Ltd. (“HJT”), which, as far as we are aware, still operating a series of factories converting vehicles to operate on LNG and CNG in the Peoples’ Republic of China (“PRC” or “China”), using its patented Gas Intelligent Electric Control System (GIECS) technology. We have not yet conducted a due diligence review of the GIECS technology. The Company was to undertake such a review upon entering into a formal joint venture agreement with HJT, subsequent to this offering. At the time we entered into a preliminary agreement with HJT, pursuant to which the parties have agreed to enter into a formal joint venture relationship in the future with the terms of such formal agreement being negotiated by the parties and thus the costs associated with such relationship being unknown at that time. However, since then we have come across a few other global organizations that convert vehicles to run on natural gas and we are currently talking to a few such organizations to do the same and our future relationship with HJT will depend on our discussions with alternative organizations and the terms under which they may be able to provide us the same technology.

Healthcare Division

The Company began the Health Care Division with the acquisition of 55% of ECI-LATAM INC. (“ECIL”), a company incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of March 31, 2015 100% of ECIL sales and services are performed outside the USA. Also 100 % of the maintenance and repairs from the inception of ECIL to March 31, 2015 have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment.

Consulting Division

Since our strategy mostly involves finding a management team with expertise in the industry that we are seeking to operate, buying an existing business with an experienced management team in place, we believe, is the most practical and ideal strategy. However, due to our size we can afford to buy only small businesses and often these small businesses do not keep proper accounting or internal control procedures to put themselves through an audit under the SEC guidelines set forth by Public Accounting Oversight Board (PCAOB). We discovered that often it would cost too much money for a small business to hire an outside service to prepare their records acceptable enough to be audited by a PCAOB certified CPA firm under the guidelines set forth by PCAOB, precluding us from acquiring such a company due to not being able to conduct an audit of these businesses.  We discovered that one way to resolve this problem is for our management team with expertise in accounting and SEC auditing requirements to help the small businesses wish to get their financial records organized and then re-do their financial statements having made all adjustments needed to make them more complete. Thus we provided such services to two businesses (one of which we have acquired since then-as shown in the 8-K we filed on February 25, 2015) informally and the Board of Directors agreed to formalize such services by creating our Consulting Division.

Our Consulting Division will focus on identifying and organizing currently operating businesses to set up their accounting system to run them efficiently with the help of accurate and timely financial and management reports. We also plan to implement internal control procedures that will safeguard their assets and accounting procedures that will make their operation efficient and transparent that in turn will help them in the event they choose to get listed on the public market through joining us or on their own in the future. We also plan to write operating and internal control procedure manuals and disclosure check list manuals that will help small business owners to prepare for expansion as they find the needed capital to expand. We believe that these services will provide us cash flow and also introduce us to businesses we believe we may be able to acquire in exchange for cash and stock of our company. We believe our current management team has necessary experience to guide small businesses to overcome their problems and build successful businesses.

We plan to charge such businesses our standard rates based on the number of hours we will spend on any work for these businesses and expect those businesses to pay our invoices partially or fully and then apply any unpaid balance to the sales price that we will pay them to acquire their businesses.

Plan of Operation

Energy and Retail Division

With regard to our Energy and Retail Division the Company has undertaken various activities to implement its business plan, including but not limited to the following:

•

•

Located a few independent gasoline stations with garages and convenience stores with extra land space to build natural gas bays as potential, met with the owners and discussed and negotiated purchasing the land and the business in each location or setting up joint ventures with them with our Company as the majority owner and expand the concept further.

•

Discussed with our auditing firm as to audit the independent stations that we would like to acquire, including the time and cost to complete such an audit.

•	• Engaged a business broker to look for a series of appropriate stations to acquire;

•

•

Had discussion with a few NG equipment installers such as Cryostar USA, Cubo-Gas to get an estimation of the various option available in adding NG bays to an existing service Station and a construction company (“Cryostar”), to provide the Company an estimate on building NG fueling stations or expanding current gasoline stations to add NG fueling stations; and

•

•

Met with a business in the business of converting vehicles to run both on gasoline and CNG and safety training in the USA to discuss us acquiring the majority ownership with the current managers operating those.

Management believes that we could establish a presence in this division if we raise approximately $10 million. in capital. We have no commitments from any group to give us such funding and there is no guarantee that we may be able to raise adequate funds to accomplish our goals. In the event we chose not to or are unable to buy the land on which a target acquisition station is built (or, if we acquire an already operating business), our initial purchase costs will be significantly reduced because, depending upon the specific location, the cost of leasing may be as much as $1 million less than the cost of acquisition land with the building. Thus, if we sign long term leases for such stations, our costs will be reduced and we may be able to buy additional stations or build an additional new station. Upon the availability of such proceeds, and in the event we decide to purchase existing stations, we plan to take the following steps to begin our planned operations. We estimate that these activities will be completed and the station opened for business on the following approximated schedule after the availability of such capital:

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

Healthcare Division

We decided to set up a healthcare division since we came across a few private companies in the healthcare industry showing an interest in doing what we have done in setting the stage to get listed on a stock market and thus agreeing to join us as a subsidiary so that they can benefit from being part of us and from our expertise in administrative tasks and fund raising capabilities as a public company to run a successful business. Our exposure to healthcare division, with the purchase of any business in that division would be through the expertise of those who run those businesses at the time we purchase them. Our goal in that instance would be to take care of the administrative and accounting tasks and allow the current management of those companies to operate them as they currently operate.

The Company, ECI-LATAM INC. (“ECIL”), 55% of which we purchased was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period of these financial statements have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment. Mr. Antic has been talking to another larger Medical Equipment company to see if ECIL could take over the maintenance, repair and selling accessories to the users of their equipment also. Most large medical equipment companies have their in-house maintenance company to take care of maintenance and repairs of their equipments. Mr. Antic discovered that often clients prefer to have an independent company with an expert knowledge in the machinery doing such work and thus launched his own company to provide such services. Currently all installation and maintenance work is being done by Goran Antic, the sole employee and the CEO of the company.  100% of revenue of ECIL came from one major client from its inception till the end of March 31, 2015 quarter. ECIL is currently talking to a few other companies to negotiate contracts to maintain and repair Getinge manufactured medical equipment used by a few other end users in South America and Caribbean.

Also due to the expertise of Mr. Antic in equipment repairs he has come across assembly line manufactured machinery that he can maintain and thus talking to another major company in South America to maintain such machinery and also sell accessories to the end users. It is too early for us to project the outcome of such discussions.

Consulting Division

As a small start-up company our strategy is to look for businesses already in operation, making positive cash flow not having to get into a deficit financing situation and acquire the majority of it, along with the current management team, and provide them a public company platform to raise funds and expand it. As a public company any business we acquire need to be audited under the SEC guidelines set forth by Public Accounting Oversight Board (PCAOB). We discovered that often it would cost too much money for a small business to hire an outside service to prepare their records acceptable enough to be audited by a PCAOB certified CPA firm under the guidelines set forth by PCAOB, precluding us from acquiring such a company due to not being able to audit them. Thus we began our consulting division to help businesses who wish to raise funds from the public market to get their financial records properly organized in order to go through the required auditing process.

We may have competition from CPA firms, management consulting firms and smaller bookkeeping firms when looking for businesses that will require such services. However, we believe that we will have niche market with businesses who wish to raise funds using a public platform under the scrutiny of the SEC.  Our objective is to approach global companies with huge potential for expansion but does not have the capital or the sophistication to carry on such an expansion.  Yet it is too early for us to project the success of our efforts in this area.

Results of Operation

We have had no operating revenues since our inception on October 2, 2013 through the current reporting period. For the six months ended March 31, 2015 and 2014 we have incurred net operating losses in the amount of $ 53,520 and

$ 42,302 respectively. From our inception to-date our activities have been primarily financed from the proceeds of a private offering the Company commenced in October 2013.

For the six months ended March 31, 2015 and 2014, professional fees expenses were $14,700 and $ 17,304 respectively and the general and administrative expenses were $ 21,614 and $ 14,198 respectively.

Liquidity and Capital Resources

The Company began selling its registered Class A Common Stock at its direct public offering, pursuant to the effectiveness of our filing of Form S-1 with the SEC. As of March 31, 2015, the Company sold 572,334 shares at .15 cents per share and collected $85,850. The Company plans to close this offering by April 15, 2015 and expect to sell more shares during the next few days.

For our Energy and Retail division, we will require approximately $5.8 million of available capital for each proposed Operational Unit comprised of a combined gasoline, diesel and NG fueling service station along with a convenience store and a vehicle conversion station. If such capital does not become available from the proceeds of our current offering or other sources, we will be able to continue operations as a development stage company for approximately the next 24 months from available cash on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available.

We believe our operational strategy which focuses on using low overhead costs will avail us to manage our current operational activities (excluding building Operational Units that we won’t begin until we raise capital from our offering) for approximately 24 months. During the next 12 months or until such time that we raise enough capital to begin building or purchase our Operational Units, we will be using our working capital to attend investors’ conferences and tradeshows, participating in road shows to meet with potential investors, traveling to meet with investors and paying professional fees needed to comply with SEC regulations. We believe our monthly burn rate to be approximately $5,000. The Company had approximately $116,055 in cash on hand and $45,787 in marketable securities as of March 31, 2015. We believe we can sustain our operations for approximately 24 months even if we do not raise additional funds in this offering. ECIL had $30,617 cash on as of March 31, 2015. ECIL expects its salaries and overhead to be about $6,000 per month and expects to make enough monthly cash flow from maintenance work and sale of accessories to carry on its activities.

If we succeed in opening one or more Operational Units, we anticipate that fuel sales at such stations along with convenience store sales to generate sufficient cash flow to support our operations after the first 10 months.  However, this estimate is based on our assumption of raising enough capital to build or acquire one or more gasoline stations and then generating significant revenues from fuel and convenience store sales.  There can be no assurance that such sales levels will be achieved.  Therefore, we may require additional financing through loans and other arrangements, including the sale of additional equity.  There can be no assurance that such additional financing will be available, or if available, can be obtained on satisfactory terms.  To the extent that any such financing involves the sale of our equity securities, the interests of our then existing shareholders, including the investors in the currently registered offering, could be substantially diluted.  In the event that we do not have sufficient capital to support our operations we may have to curtail our operations.

Our officers will provide daily management of our company, including administration, financial management, production, marketing and sales.  We will also engage other employees and service organizations to provide services as the need arises.  These may include services such as computer systems, sales, marketing, advertising, public relations, cash management, accounting and administration.

As a public company, we will be subject to certain reporting and other compliance requirements of a publicly reporting company.  We will be subject to certain costs for such compliance which private companies may not choose to make.  We have identified such costs as being primarily for audits, legal services, filing expenses, financial and reporting controls and shareholder communications and estimate the cost to be approximately $30,000 annually if the activities of our Company remain somewhat the same for the next few months. We have included such costs in our monthly cash flow needs and expect to pay such costs from a combination of cash on hand and with some shares of our company and the proceeds of our current offering and cash generated by revenue from our planned Operating Units.

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

The Company has not generated any revenues and has incurred losses since inception resulting in an accumulated deficit of $138,157 as of March 31, 2015, and further losses are anticipated in the development of its business.   Currently, we have no written or oral communication from stockholders, directors or any officers to provide us any forms of cash advances, loans or sources of liquidity to meet our working capital needs or long-term or short-term financial needs.  ECIL had $10,230 in accumulated earnings till February 25, 2015 the date our Company acquired 55% of ECIL. For the period from the date of our acquisition to March 31, 2015 ECIL made $5,078 in net losses. These losses were a direct result of long term absence of the CEO of ECIL due to personal situation.

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

The Board of Directors’ of the Company at a meeting held on March 10, 2015, approved to form NGFC Limited Partnership (“Partnership”), a Florida Limited Partnership effective as of March 24, 2015, and entered into an agreement for the Company to be the General Partner of the Partnership.  The Company filed a Form 8K with the SEC disclosing the formation of the Partnership. The Partnership, located at 7135 Collins Ave No. 624, Miami Beach, FL 33141, will be offering up to one million dollars ($1,000,000) of its limited partnership interests (the “Interests”) only to 99 Limited Partners (“LP”) out of which 64 would be Accredited Investors (as defined under the Investment Act of 1940, as amended, and the rules and regulations thereunder) and to 35 sophisticated investors to invest a minimum of $50,000 each in the Partnership.  The Partnership intends to offer the Interests pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506.

Following is a summary of the terms of the Partnership Agreement:

o

The General Partner will not charge any management fee to manage the Partnership.

o

At the end of each calendar quarter the Partnership will calculate the Net Asset Value (NAV) and any excess of NAV will be distributed 70% to the Limited Partners and 30% to the General Partner.

o

Net Asset Value (NAV) of the Partnership means the Partnership's assets, at fair value(“marked to market”), less liabilities, including any accrued but unpaid expenses and reserves for certain circumstances. The “Net Asset Value per Interest” means the Net Asset Value of the Partnership divided by the number of Interests then outstanding. The term “marked to market” is an accounting term used to describe the adjustment of the valuation of a security or portfolio to reflect current market values, The Partnership will mark all positions, to market at the close of each quarterly trading period in order to calculate performance, taking into account both realized and unrealized profits and losses.

o

The Partnership will grant all Limited Partners the option to convert one hundred percent of the capital they have contributed to the Partnership to shares of the General Partner, NGFC Equities Inc. at the strike price of thirty cents ($.30 cents) per Share within one year of closing the private offering.

o

Fiscal Year of the Partnership shall end on September 30th of each year (to coincide with the fiscal year of the General Partner), which fiscal year may be changed by the General Partner, in its sole and absolute discretion.

On March 26, 2015, the Company invested $15,000 in the Partnership as an initial deposit to open a bank account for NGFC Limited Partnership and open an investment account with Interactive Brokers LLC with $10,000 capital.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In June 2014, the company began an investment and trading account with Interactive Brokers with a capital of $80,000 to invest in various stocks to receive dividends while hedging them by trading options to receive trading profits managed by its CEO Andrew Weeraratne.  Of the $80,000 initial capital, $29,558 remains in cash and has not been actively invested in stock as of March 31, 2015.  The total realized capital gain for the three months ending March 31, 2015 from trading activities was $1,194.  The total unrealized capital loss as of March 31, 2015 was $2,204.

Investing in the financial market is risky and even though the Company invests in fundamentally strong stock to hold for long term, if needed.  A sudden decline may cause, even we believe to be fundamentally strong, stocks to go down causing the Company to suffer significant unrealized losses. Even we have taken all possible precautions to hedge the positions; such hedging cannot protect 100% of the investment. Thus if the Company suffers significant unrealized or real losses then some funds in this investment account may not be available to withdrawn to pay for any immediate cash flow needs of the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls as of now are not effective to assure that all necessary disclosures have been made. The management is working on a detailed disclosure control check list and plan to hire additional personnel, as the Company secures more funds, to hire such additional staff.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2015.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 13, 2015 ITMM Consulting LLC (ITMM) returned 150,000 Class A Common Stock of the Company that ITMM bought as a founding stockholder back to the Company at their purchase price of $.0001 per share, since ITMM is not able perform certain consulting work that ITMM agreed to perform due to lack of time.  The Company sold ITMM 200,000 shares as a founding member at the par value of $.0001 ITMM will continue to hold 50,000 of the 200,000 shares ITMM bought at par value as a founding shareholder on October 2, 2013.

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

NGFC Equities Inc.

Date: May 13, 2015	By:	/s/ I. Andrew Weeraratne
Name: I. Andrew Weeraratne
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)