Form 10-Q/A
period 2015-03-31
NGFC Equities, Inc.
filed 2015-05-26
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of May 13, 2015 the registrant had 16,172,334 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the Amendment) is to correct the following error made on the 10-Q of NGFC Equities, Inc. for the quarter ended March  31, 2015 filed with the Security and Exchange Commission on May 13, 2015 (Original Form 10-Q):

In the original 10-Q filed on May 13, 2015 we incorrectly marked the “Yes” box in responding to the question “Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [  ]” In this amended 10Q/A, we have correctly marked the “No” box  in responding to that question since the Company ceased to be a shell company and became an operating company as clarified on the 8-K we filed with the Security and Exchange Commission on February 25, 2015.

There are no other changes to the Original Form 10-Q other than those set forth in this Amendment.  This amendment does not reflect events occurring after the filing of the Original Form 10-Q, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Original Form 10-Q as set forth in this Amendment.  Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

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

NGFC Equities Inc.

Date: May 22, 2015	By:	/s/ I. Andrew Weeraratne
Name: I. Andrew Weeraratne
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)