Form 10-Q
period 2015-06-30
NGFC Equities, Inc.
filed 2015-07-16
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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
(Address and Zip Code of principal executive offices)

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

As of the filing date of this report the registrant had 17,289,674 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding.

NGFC EQUITIES, INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets

NGFC Equities, Inc.
Consolidated Balance Sheets (Unaudited)

	June 30, 2015	September 30, 2014
ASSETS
Current assets
Cash and cash equivalent	$301,175	$82,819
Marketable securities	36,935	27,561
Stock subscription receivable - subsidiary	450	-
Loan receivable related parties	1,000	-
Total current assets	339,560	110,380

Fixed assets
Software, net	4,245	-

Other assets
Other asset	2,500	-
Goodwill	361,049	-
Customer list-net of amortization	133,333	-
	496,882	-

Total assets	$840,687	$110,380

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$3,300	$-
Loan payable officer	18,554	3,000
Total current liabilities	21,854	3,000

Stockholders' equity (deficit)
Preferred stock: $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 17,289,674 shares issued and outstanding	1,729	1,260
Class B Common stock: $.0001 par value; 60,000,000 shares authorized, 7,000,000 shares issued and outstanding	700	700
Additional paid-in capital	919,817	194,350
Retained earnings (deficit)	(292,858)	(88,930)
Total NGFC stockholders' equity (deficit)	629,388	107,380
Non Controlling Interest	189,445	-
Total Equity	818,833	107,380

Total liabilities and stockholders' equity (deficit)	$840,687	$110,380

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Statements of Operation

NGFC Equities, Inc.
Consolidated Statements of Operations (Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended

	June 30, 2015	June 30,2014	June 30, 2015	June 30,2014
Revenue	45,791	-	32,591	-
Cost of good sold
Purchase of accessories	12,359	-	12	-
Gross profits	33,432	-	32,579	-

Operating expenses
Legal fees	10,412	22,554	2,462	10,000
Accounting fees	10,050	7,750	3,300	3,000
Officer compensation	32,750	16,800	17,750	6,000
Depreciation & amortization	17,417	-	12,750	-
Consulting fees	142,750	-	136,250	-
General and administrative	17,264	23,727	3,650	9,529
Total operating expenses	230,643	70,831	176,162	28,529

Loss from operations	(197,211)	(70,831)	(143,583)	(28,529)

Other income

Realized gain on marketable securities	2,237	2,010	1,043	2,010
Unrealized loss on marketable securities	(3,071)	(1,352)	(867)	(1,352)
Dividends received	333	60		60
Total other income	(501)	718	176	718

Net loss	(197,712)	(70,113)	(143,407)	(27,811)
Less: Net Loss attributable to the Non Controlling Interest	(6,216)	-	(8,501)	-

Net loss attributable to NGFC Shareholders	$(203,928)	$(70,113)	$(151,908)	$(27,811)

Net loss attributable to NGFC basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	21,295,485	18,821,402	23,532,610	19,600,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Statements of Stockholders’ Equity

NGFC Equities, Inc.
Statement of Stockholders' Equity

					Additional Paid in Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders' Equity (Deficit)
	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount

Balance at September 30, 2014	12,600,000	1,260	7,000,000	700	194,350	(88,930)	-	107,380

Common stock issued for acquisition	3,000,000	300	-	-	449,700	-	72,779	522,779

Common stock issued for cash	964,674	96	-	-	144,605	-	-	144,701

Common stock issued as consulting fees	875,000	88	-	-	131,162	-	-	131,250

Common stock bought back	(150,000)	(15)	-	-	-	-	-	(15)

Minority ownership NGLP	-	-	-	-	-	-	110,000	110,000

Minority ownership VE Inc.	-	-	-	-	-	-	450	450

Net loss	-	-	-	-	-	(203,928)	6,216	(197,712)

Balance at June 30, 2015	17,289,674	1,729	7,000,000	700	919,817	(292,858)	189,445	818,833

	The accompanying notes are an integral part of these consolidated unaudited financial statements.

Statements of Cash Flows

NGFC Equities, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30,2014
Cash flows from operating activities:
Net loss	$(197,712)	$(70,113)
Unrealized loss on marketable securities	3,071	1,352
Realized gain on marketable securities	-	(2,010)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,417	-
Stock based compensation	131,250	-

Changes in operating assets and liabilities:
Prepaid expense	2,000	-
Other asset	(2,500)	-
Accounts payable	(8,051)	-
Accrued Expenses	3,300	1,800
Net cash used in operating activities	(51,225)	(68,971)

Investing activities:
Cash paid for available for sale securities	-	(236,660)
Cash received from available for sale securities	-	185,081
Cash received from purchase of ECIL	33,335	-
Purchase of software	(4,995)	-
Loans to related parties	(1,000)	-
Net change in marketable securities	(12,445)	-
Net cash used in investing activities	14,895	(51,579)

Financing activities:
Buyback of common stock	(15)	90
Sale of subsidiary ownership interest for cash	110,000	-
Proceeds from sale of common stock	144,701	196,310
Net cash provided by financing activities	254,686	196,400

Net increase (decrease) in cash	218,356	75,850
Cash at beginning of period	82,819	-

Cash at end of period	$301,175	$75,850

Supplemental disclosures:	-	-
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activity
Net assets purchased from ECIL	$489,444	-
Sale of subsidiary ownership for subscription receivable	$450	-
Class A shares issued to ECIL	$450,000	-

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NGFC Equities, Inc.

Notes to Financial Statements (unaudited)

June 30, 2015

NOTE 1 – DESCRIPTION OF BUSINESS

We incorporated our Company on October 2, 2013 in the State of Florida under the name “Natural Gas Fueling and Conversion Inc.” We changed our name to NGFC Equities, Inc. on February 25, 2015. When we began in October 2013, our primary planned business objective was to construct, own and operate combined gasoline, diesel and natural gas (NG) vehicle fueling and service stations in the United States, along with garages to retrofit gasoline and diesel driven vehicles to run on NG. At each such fueling station we also planned to have a convenience store to serve our customers. We defined each complete fueling service station as an “Operating Unit.”

In February 2015 our Board of Directors approved to define the Company’s business through three divisions and diversify the operations of the Company to add a health care division and a consulting division.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Company and in the opinion of management, reflect all adjustments, which include all normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the period from October 1, 2014 to June 30, 2015. The consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The Company has classified these marketable securities at level 1 in NGFC Equities, Inc. with a fair value of $35,165 as of June 30, 2015 and $27,561 as of September 30, 2014. In NGFC Limited Partnership (that began in April 2015) the fair value of securities at level 1 are $1,770 as of June 30, 2015.

In June 2014, the Company opened an investment and trading account with Interactive Brokers with a capital of $80,000 to invest in various stocks to receive dividends while hedging them by trading options to receive trading profits managed by its Chief Executive Officer I. Andrew Weeraratne.  Of the $80,000 initial capital, $40,660 remains in cash as of June 30, 2015, and has not been actively invested in stock.  The total realized gains for the periods ending June 30, 2015 and June 30, 2014 from trading activities was $2,163 and $2,010 respectively. The total unrealized loss as of June 30, 2015 is $2,693. The investment and trading account is recorded at fair market value adjusting the account both by realized and unrealized gain and losses, as required by generally accepted accounting principles, at a balance of $35,165 as of June 30, 2015.

NGFC Limited Partnership (NGLP) began account with Interactive Brokers with a capital of $10,000 on April 6, 2015. As of June 30, 2015 NGLP has invested $140,000.  Of the $140,000 capital, $137,926 remains in cash as of June 30, 2015, and has not been actively invested in stock.  The total realized gains for the period ending June 30, 2015 from trading activities was $74.  The total unrealized loss as of June 30, 2015 is $378  The investment and trading account is recorded at fair market value adjusting the account both by realized and unrealized gain and losses, as required by generally accepted accounting principles, at a balance of $1,770 as of June 30, 2015.

NOTE 4 – CURRENT LIABILITIES

On February 10, 2014 we signed an agreement to lease office space beginning February 15, 2014 where our phones are answered by a common receptionist for $400 per month and we accrued $3,000 as rental expenses for the 7.5 months on our September 30, 2014 financial statements.  In October 2014, we negotiated the monthly rental expenses to $200 per month to be effective retroactively and further negotiated to pay the annual rent via unregistered shares of our company currently valued at .15 cents per share. We extended the lease for another year and plan to pay such rent by issuing unregistered shares of our company in the near future. Accordingly we have accrued the unpaid rent of $3,300 from February 2014 till June 30, 2015.

On October 28, 2014 Goran Antic the Majority shareholder and the Chief Executive Officer of ECIL loaned to ECIL $30,000 at 5% per annum interest. As of the date of the Company acquired 55% of ECIL the balance was $23,625. For the quarter ending June 30, 2015 ECIL paid interest expenses of $ 235 and some principal payments on that loan and the balance of the loan payable to Mr. Antic as of June 30, 2015 is $ 18,554. This is an unsecured note with interest at 5% per annum accruing quarterly and with the principal paid back only when cash flow is available.

NOTE 5 – ACQUISITIONS

As part of our diversification strategy, the Company made an agreement on February 24, 2015 with ECI-LATAM Inc., (ECIL) a Florida Corporation that began its business on March 25, 2014 engaged in installation and maintenance of medical equipment to acquire 55% of its 15,000,000 outstanding shares in exchange for 3,000,000 shares of the Company at $0.15 cents per share.  For the period ended June 30, 2015 we have consolidated our financial statements with the financial statements of ECI-Latam Inc. Following is the Consideration paid and the Purchase Price Allocation of the acquisition:

Consideration
3,000,0000 Class A Common Stock of NGFC Equities, Inc. at $0.15 cents	$450,000
Recognized amounts of assets acquired
Customer List	$150,000
Net assets of ECIL	11,730
161,730
Noncontrolling interest in ECIL	(72,779)
Goodwill	361,049
$450,000

The Customer List is given a three-year life and will be amortized accordingly. Goodwill is not amortizable under GAAP rules. As of acquisition date ECIL had $33,335 cash in bank.

The following unaudited consolidated pro forma financial information gives effect to the acquisition, of ECI-Latam Inc. as if this transaction had occurred at the beginning of each period presented. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed at the beginning of each period presented, nor are they indicative of results that may occur in any future period.

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	134,959	83,774	32,591	83,774

Net Income (loss)	(208,490)	(20,317)	(142,982)	21,985

Net earnings
(loss) per share	(0.00)	(0.00)	(0.00)	0.00

NOTE 6 – FORMATION OF NGFC LIMITED PARTNERSHIP

As disclosed in the 8K the Company filed with the Security and Exchange Commission on March 24, 2015, the Company set up NGFC Limited Partnership (“the Partnership”) with the Company acting as the General Partner. The purpose of the Partnership is to raise funds in the private market to acquire gasoline stations that the Partnership would lease back to the Company. The Partnership also will invest its funds in the financial markets. As of June 30, 2015, the Company has contributed $35,000 as capital to the Partnership. The Partnership financial statements are consolidated with the financial statements of NGFC Equities, Inc.

NGFC Limited Partnership located at 7135 Collins Ave, Miami Beach, FL 33141, plans to raise up to a maximum of $1,000,000 pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. As of June 30, 2015 the Partnership has raised $110,000 from two limited Partners. Following is a summary of the terms of the Partnership Agreement:

•

The General Partner will not charge any management fee to manage the Partnership.

•

At the end of each calendar quarter the Partnership will calculate the Net Asset Value (NAV) and any excess of NAV will be distributed 70% to the Limited Partners and 30% to the General Partner.

•

Net Asset Value (NAV) of the Partnership means the Partnership's assets, at fair value(“marked to market”), less liabilities, including any accrued but unpaid expenses and reserves for certain circumstances. The “Net Asset Value per Interest” means the Net Asset Value of the Partnership divided by the number of Interests then outstanding. The term “marked to market” is an accounting term used to describe the adjustment of the valuation of a security or portfolio to reflect current market values. The Partnership will mark all positions, to market at the close of each quarterly trading period in order to calculate performance, taking into account both realized and unrealized profits and losses.

•

The Partnership will grant all Limited Partners the option to convert one hundred percent of the capital they have contributed to the Partnership to shares of the General Partner, NGFC Equities, Inc. at the strike price of thirty cents ($.30 cents) per Share within one year of closing the private offering taking into consideration any rule of stock splits the Company may adopt.

•

Fiscal Year of the Partnership shall end on September 30th of each year (to coincide with the fiscal year of the General Partner), which fiscal year may be changed by the General Partner, in its sole and absolute discretion.

NOTE 7 – FORMATION OF ECI-LATAM ANIMAL HEALTH DIVISION

The Company filed an 8k with the SEC on May 7, 2015, to announce the following: On May 6, 2015 ECI-Latam, Inc. 55% owned subsidiary of NGFC Equities, Inc. set up a new division entitled “Animal Health” division appointing Dragana Jovic as the Vice President of that division. Also ECI-Latam Inc. appointed Bo Engberg and Dr. Marco S Dragic as the directors of the Board of Directors on May 6, 2015. This animal health division plans to manufacture and distribute a cream Dragan Jovic has innovated to prevent dairy animal from contracting mastitis. Ms. Jovic has obtained the permission from the Ministry of Public Health “Dr Milan Jovanović Batut” institute in the Republic of Serbia on the 20th of April 2015 to sell this infection healing cream to treat and also use as a preventive cream on milk-producing dairy animals in Serbia. As of the date of this financial statement this animal health division has not made any sales of this cream since it is still in the testing phase being used in some private cattle farms in Serbia. There is no assurance this cream may generate any sales in the future.

NOTE 8 – FORMATION OF VANGUARD ENERGY INC.

As described on the 8k the Company filed with the SEC on May 19, 2015, the Company formed a 55% owned subsidiary entitled “Vanguard Energy Inc.,” a California corporation with an individual Michael Alexander Laub as the 45% owner. Vanguard Energy Inc. will be based at 924 Calle Negocio Unit B, San Clemente, CA 92673. Mr. Laub currently is the Chief Executive Officer of CNG United LLC that he founded in 2008. CNG United is in the business of Alternative Fuels safety & education. CNG United, conducts vehicle conversions and safety training classes nationally on a regular basis. CNG United also sells conversion systems, CNG parts & accessories to CNG United national network of CNG technician graduates, as well as corporate fleets and municipalities.

Vanguard Energy Inc. will focus on buying established gasoline stations and adding Natural Gas (NG) bays along with conversion garages to convert vehicles to run on NG. VE plans to expand that operation nationwide in joint venture “Franchise” opportunity with mechanics that Mr. Laub already has built relationships. Also VE will look into setting up used car sales lots where VE plans to sell converted hybrid NG vehicles. As of the date of these financial statements VE had no major business activities except setting up a bank account that we have consolidated with our financial statements.

NOTE 9 – REPURCHASE OF COMMON STOCK OF FOUNDER AT PAR

On May 13, 2015 ITMM Consulting LLC (ITMM) returned 150,000 Class A Common Stock of the Company that ITMM bought as a founding stockholder back to the Company at their purchase price of $.0001 per share, since ITMM is not able to perform certain consulting work that ITMM agreed to perform due to lack of time. The Company sold ITMM 200,000 shares as a founding member at the par value of $.0001. ITMM will continue to hold 50,000 of the 200,000 shares ITMM bought at par value as a founding shareholder on October 2, 2013. The Company has retired the 150,000 shares.

NOTE 10 – SALE OF COMMON STOCK

In February 2015, we began selling Class A Common Stock of our Company for .15 cents per share through our Direct Public Offering registered with the Security and Exchange Commission that we terminated as of June 30, 2015. We sold 964,674 Class A Common Stock of our Company for a value of $144,701 and gave to 14 associates 875,000 Class A Common Stock of our Company for an aggregate value of $131,250 for certain work performed and to be performed for us. We have recorded them as consulting fee expenses of the Company.

NOTE 11 – SUBSEQUENT EVENTS

NGFC Limited Partnership as of the filing date has raised additional $110,000 from 2 more limited partners. These limited partners will have the right to convert their partnership capital to shares of NGFC at .30 cents per share within one year of closing the current offering NGLP has to raise $1,000,000. We hope to close this offering soon. In the event all limited partners converted 100% of their current capital to shares of NGFC it would amount to NGFC issuing 733,333 additional shares for $220,000.

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

Overview

NGFC Equities, Inc. (“NGFC” “the Company” “our” “us”) began on October 2, 2013 and changed our name from Natural Gas Fueling and Conversion Inc. to NGFC Equities, Inc. on February 25, 2015. When we formed our company our focus was to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and natural gas (NG) fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to liquefied natural gas (LNG) and compressed natural gas (CNG); and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States and also to build a convenience store to serve our customers in each of our locations.

At a Board of Directors meeting held on February 16, 2015, the Company chose to diversify its operations by adding two additional divisions to its original business strategy to set up three divisions as follows:

1.

Energy and Retail Division

2.

Healthcare Division

3.

Consulting Division

In general the Company plans to conduct businesses through subsidiaries that we plan to acquire or begin managed by an experienced management team with NGFC providing administrative support.

In March 2015, we formed NGFC Limited Partnership (“NGLP” “the Partnership”) with NGFC Equities, Inc. as the General Partner. One of the purposes of the Partnership is to raise funds in the private market to acquire gasoline stations that the Partnership would lease back to the Company to generate a fixed return. The Partnership also will invest its funds buying shares of public companies with excellent fundamental values. One of the unique features of the Partnership is an option the limited partners to the partnership will have to convert 100% of their contributed capital regardless of the balance of the capital account to shares of NGFC at a pre-agreed strike price within a pre-agreed period.

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

On May 18, 2015 we formed Vanguard Energy Inc. (VEI) in San Clemente, California as 55% stockholder with an individual Michael Laub as 45% stockholder to conduct some of the business in our Energy and Retail Division through VEI.  Mr. Laub is the founder and Chief Executive Officer of CNG United LLC based in San Clemente, California that deals in training installation of engines for gasoline vehicles to run on Natural Gas as well as safety and maintenance of hybrid engines and vehicles.

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

When we began our Company in October 2013, contingent on getting the funds, we planned also to operate a vehicle conversion business through a joint venture relationship with Shenzhen HJ Technology Company Ltd. (“HJT”), which, as far as we are aware, still operating a series of factories converting vehicles to operate on LNG and CNG in the Peoples’ Republic of China (“PRC” or “China”), using its patented Gas Intelligent Electric Control System (GIECS) technology. We have not yet conducted a due diligence review of the GIECS technology. The Company was to undertake such a review upon entering into a formal joint venture agreement with HJT, subsequently. At the time we entered into a preliminary agreement with HJT, pursuant to which the parties have agreed to enter into a formal joint venture relationship in the future with the terms of such formal agreement being negotiated by the parties and thus the costs associated with such relationship being unknown at that time. However, since then we have come across a few other global organizations that convert vehicles to run on natural gas and we are currently talking to a few such organizations to do the same and our future relationship with HJT will depend on our discussions with alternative organizations and the terms under which they may be able to provide us the same technology.

Healthcare Division

The Company began the Health Care Division with the acquisition of 55% of ECI-LATAM INC. (“ECIL”), a company incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of March 31, 2015 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs from the inception of ECIL to March 31, 2015 have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment.

Consulting Division

Since our strategy mostly involves finding a management team with expertise in the industry that we are seeking to operate, buying an existing business with an experienced management team in place, we believe, is the most practical and ideal strategy. However, due to our size we can afford to buy only small businesses and often these small businesses do not keep proper accounting or internal control procedures to put themselves through an audit under the SEC guidelines set forth by Public Accounting Oversight Board (PCAOB). We discovered that often it would cost too much money for a small business to hire an outside service to prepare their records acceptable enough to be audited by a PCAOB certified CPA firm under the guidelines set forth by PCAOB, precluding us from acquiring such a company due to not being able to conduct an audit of these businesses.  We discovered that one way to resolve this problem is for our management team with expertise in accounting and SEC auditing requirements to help the small businesses wish to get their financial records organized and then re-do their financial statements having made all adjustments needed to make them complete. Thus we provided such services to two businesses (one of which we have acquired since then-as shown in the 8-K we filed on February 25, 2015) informally and the Board of Directors agreed to formalize such services by creating our Consulting Division.

Our Consulting Division will focus on identifying and organizing currently operating businesses to set up their accounting system to run efficiently with the help of accurate and timely financial and management reports. We also plan to implement internal control procedures that will safeguard their assets and accounting procedures that will make their operation efficient and transparent that in turn will help them in the event they choose to get listed on the public market through joining us or on their own in the future. We also plan to write operating and internal control procedure manuals and disclosure check list manuals that will help small business monitor their activities and disclose those activities to the public as required by the SEC when raising public funds to use for expansion as they find the needed capital to expand. We believe that these services will provide us cash flow and also introduce us to businesses we believe we may be able to acquire in exchange for cash and stock of our company. We believe our current management team has necessary experience to guide small businesses to overcome their problems and build successful businesses.

We plan to charge such businesses our standard rates based on the number of hours we spend on these businesses and expect those businesses to pay our invoices. In the event we decided to acquire any businesses that we would provide consulting services to, we may negotiate with them to credit any unpaid balance of the consulting fees to our acquisition price that we will pay them to acquire their businesses.

NGFC LIMITED PARTNERSHIP

As disclosed on the 8K the Company filed with the Security and Exchange Commission on March 24, 2015, the Company set up NGFC Limited Partnership (“NGLP”, “the Partnership”) with the Company acting as the General Partner. One objective of the Partnership is to raise funds in the private market through any exempt offerings to acquire gasoline stations that the Partnership would lease back to the Company to earn a fixed return. The Partnership also will invest its funds in the financial markets. As of June 30, 2015, the Company has contributed $35,000 as capital to the Partnership and the Partnership financial statements have been consolidated with the financial statements of NGFC Equities, Inc. in preparing our quarterly reports (10Q) filed with the SEC.

NGFC Limited Partnership located at 7135 Collins Ave, Miami Beach, FL 33141, currently raising funds up to a maximum of $1,000,000 pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. As of the filing date of this report the Partnership has raised $220,000 from 4 limited Partners.

Plan of Operation

Energy and Retail Division

With regard to our Energy and Retail Division the Company has undertaken various activities to implement its business plan, including but not limited to the following:

•

•

Located a few independent gasoline stations with garages and convenience stores with extra land space to build natural gas bays as potential, met with the owners and discussed and negotiated purchasing the land and the business in each location or setting up joint ventures with them with our Company as the majority owner and expand the concept further;

•

Discussed with our auditing firm as to audit the independent stations that we would like to acquire, including the time and cost to complete such an audit;

•	• Engaged a business broker to look for a series of appropriate stations to acquire;

•

•

Had discussion with a few NG equipment installers such as Cryostar USA, Cubo-Gas to get an estimation of the various option available in adding NG bays to an existing service station and a construction company (“Cryostar”), to provide the Company an estimate on building NG fueling stations or expanding current gasoline stations to add NG fueling stations; and

•

•

Met with a business converting vehicles to run both on gasoline and CNG and safety training in the USA to discuss us acquiring the majority ownership with the current managers continuing to operate the business after the purchase.

Management believes that we could establish a presence in this division if we raise approximately $10 million in capital. We have no commitments from any group to give us such funding and there is no guarantee that we may be able to raise adequate funds to accomplish our goals. In the event we chose not to or are unable to buy the land on which a target acquisition station is built (or, if we acquire an already operating business), our initial purchase costs will be significantly reduced because, depending upon the specific location, the cost of leasing may be as much as $1 million less than the cost of acquisition land with the building. Thus, if we sign long term leases for such stations, our costs will be reduced and we may be able to buy additional stations or build an additional new station. Upon the availability of such proceeds, and in the event we decide to purchase existing stations, we plan to take the following steps to begin our planned operations. We estimate that these activities will be completed and the station opened for business on the following approximated schedule after the availability of such capital:

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

The Company, ECI-LATAM INC. (“ECIL”), 55% of which we purchased was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period of these financial statements have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment. Mr. Antic has been talking to another larger Medical Equipment company to see if ECIL could take over the maintenance, repair and selling accessories to the users of their equipment also. Most large medical equipment companies have their in-house maintenance company to take care of maintenance and repairs of their equipments. Mr. Antic discovered that often clients prefer to have an independent company with an expert knowledge in the machinery doing such work and thus launched his own company to provide such services. Currently all installation and maintenance work is being done by Goran Antic, the sole employee and the CEO of the company.  100% of revenue of ECIL came from one major client from its inception till the end of June 30, 2015 quarter. ECIL is currently talking to a few other companies to negotiate contracts to maintain and repair Getinge manufactured medical equipment used by a few other end users in South America and Caribbean.

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

NGFC LIMITED PARTNERSHIP

As of June 30, 2015, the Company has contributed $35,000 as capital to the Partnership (“NGLP” “the Partnership”). The Partnership financial statements are consolidated with the financial statements of NGFC Equities, Inc. The Partnership is currently rising up to a maximum of $1,000,000 pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. As of the filing date of this report the Partnership has raised $220,000 from 4 limited Partners.

NGLP has opened an investment account with Interactive Brokers to invest the Partnership funds in fundamentally strong stocks.  We believe we can make a better return by investing our cash in dividend paying fundamentally strong stocks through NGLP than keeping money in any other form.

Results of Operation

Our consolidated operations had operating revenues of $45,791 for the nine months ended June 30, 2015 and no operating revenue for the nine months ended June 30, 2014. We have incurred net operating losses in the amount of $203,928 and $70,113 respectively for the same periods. From our inception to-date our activities have been primarily financed from the proceeds of a private offering the Company commenced in October 2013 and completed in November 2013 and our Direct Public Offering we began in February 2015 and closed on June 30, 2015.

For the nine months ended June 30, 2015 and 2014, professional fees expenses were $20,462 and $30,304 respectively and the general and administrative expenses were $210,181 and $40,527 respectively.

Liquidity and Capital Resources

The Company began selling its registered Class A Common Stock at its direct public offering, pursuant to the effectiveness of our filing of Form S-1 with the SEC. As of June 30, 2015, the Company sold 964,674 shares at .15 cents per share and collected $144,701. The Company also gave 14 consultants 875,000 registered shares to the value of $131,250 as consulting fees. We have expensed the consulting fees in the quarter ending June 30, 2015.

For our Energy and Retail division, we will require approximately $5.8 million of available capital for each proposed Operational Unit comprised of a combined gasoline, diesel and NG fueling service station along with a convenience store and a vehicle conversion station. If such capital does not become available from the proceeds of our current offering or other sources, we will be able to continue operations with the funds we have available on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available.

We believe our operational strategy which focuses on using low overhead costs will avail us to manage our current operational activities for approximately 24 to 30 months. During the next 12 months or until such time that we raise enough capital to begin building or purchase our Operational Units, we will be using our working capital to attend investors’ conferences and tradeshows, participating in road shows to meet with potential investors, traveling to meet with investors and paying professional fees needed to comply with SEC regulations. We believe our monthly burn rate to operate the parent company to be approximately $5,000. The consolidated Company had approximately $301,175 in cash on hand and $36,935 in marketable securities as of June 30, 2015. Out of our cash and Marketable securities, $137,926 of cash and $1,770 of marketable securities belong to NGFC Limited Partnership. We believe we can sustain our operations for approximately 24 to 30 months even if we do not raise additional funds within that period. ECIL had $43.848 cash on as of June 30, 2015. ECIL expects its salaries and overhead to be about $6,000 per month and expects to make enough monthly cash flow from maintenance work and sale of accessories to carry on its activities.

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

The Company has generated only limited revenue through its healthcare subsidiary and has incurred losses since inception resulting in an accumulated deficit of $292,858 as of June 30, 2015, and further losses are anticipated in the development of its business.   Currently, we have no written or oral communication from stockholders, directors or any officers to provide us any forms of cash advances, loans or sources of liquidity to meet our working capital needs or long-term or short-term financial needs.  ECIL had $25,544 in accumulated earnings from February 25, 2015--the date our Company acquired 55% of ECIL—to June 30, 2015. For the period from the date of our acquisition to June 30, 2015 ECIL made $13,814 in earnings.

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

The Board of Directors’ of the Company at a meeting held on March 10, 2015, approved to form NGFC Limited Partnership (“Partnership”), a Florida Limited Partnership effective as of March 24, 2015, and entered into an agreement for the Company to be the General Partner of the Partnership.  The Company filed a Form 8K with the SEC disclosing the formation of the Partnership. The Partnership, located at 7135 Collins Ave No. 624, Miami Beach, FL 33141, is currently offering up to one million dollars ($1,000,000) of its limited partnership interests (the “Interests”) only to 99 Limited Partners (“LP”) out of which 64 would be Accredited Investors (as defined under the Investment Act of 1940, as amended, and the rules and regulations thereunder) and to 35 sophisticated investors to invest a minimum of $50,000 each in the Partnership.  The Partnership intends to offer the Interests pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506.

Following is a summary of the terms of the Partnership Agreement:

o

The General Partner will not charge any management fee to manage the Partnership.

o

At the end of each calendar quarter the Partnership will calculate the Net Asset Value (NAV) and any excess of NAV will be distributed 70% to the Limited Partners and 30% to the General Partner.

o

Net Asset Value (NAV) of the Partnership means the Partnership's assets, at fair value (“marked to market”), less liabilities, including any accrued but unpaid expenses and reserves for certain circumstances. The “Net Asset Value per Interest” means the Net Asset Value of the Partnership divided by the number of Interests then outstanding. The term “marked to market” is an accounting term used to describe the adjustment of the valuation of a security or portfolio to reflect current market values. The Partnership will mark all positions, to market at the close of each quarterly trading period in order to calculate performance, taking into account both realized and unrealized profits and losses.

o

The Partnership will grant all Limited Partners the option to convert one hundred percent of the capital they have contributed to the Partnership to shares of the General Partner, NGFC Equities, Inc. at the strike price of thirty cents ($.30 cents) per share within one year of closing the private offering.

o

Fiscal Year of the Partnership shall end on September 30th of each year (to coincide with the fiscal year of the General Partner), which fiscal year may be changed by the General Partner, in its sole and absolute discretion.

As of the date of this report, the Company has invested $35,000 in the Partnership as an initial deposit to open a bank account for NGFC Limited Partnership and open an investment account with Interactive Brokers LLC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company we are not required to include any disclosure under this item.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls as of now are not effective to assure that all necessary disclosures have been made. The management is working on a detailed disclosure control check list and plan to hire additional personnel, as the Company secures more funds, to hire such additional staff to correct this situation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2015.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 13, 2015 ITMM Consulting LLC (ITMM) returned 150,000 Class A Common Stock of the Company that ITMM bought as a founding stockholder back to the Company at their purchase price of $.0001 per share, since ITMM is not able to perform certain consulting work that ITMM agreed to perform due to lack of time.  The Company sold ITMM 200,000 shares as a founding member at the par value of $.0001 ITMM will continue to hold 50,000 of the 200,000 shares ITMM bought at par value as a founding shareholder on October 2, 2013. The Company has retired these 150,000 shares.

The agreement NGFC Equities, Inc., has with NGFC Limited Partnership as the General Partner of NGLP provides the option for limited partners of NGLP to convert 100% of their capital to shares of NGFC at .30 cents per share within one year of closing the current offering NGLP has in place to raise $1 million. NGLP plans to close that offering by the last week of July 2015.  As of the date of this report NGLP has raised $ 220,000 from limited partners and if the total limited partnership capital is converted to shares of NGFC then it would amount to 733,333 NGFC shares issued to these limited partners within one year of closing the NGLP offering.

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

NGFC Equities, Inc.

Date: July 16, 2015	By:	/s/ I. Andrew Weeraratne
Name: I. Andrew Weeraratne
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)