Form 10-K
period 2015-09-30
NGFC Equities, Inc.
filed 2015-12-29
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

Class A Common Stock par value $0.0001

(Title of class)

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

As of the reporting date, the registrant had 18,092,674 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of the reporting date.

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

As used in this annual report, the terms "we", "us", "our", "the Company", mean NGFC Equities, Inc., unless otherwise indicated.

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

1.

Energy and Retail Division

2.

Healthcare Division

3.

Consulting Division

In general the Company plans to conduct businesses through subsidiaries that we plan to acquire or being managed by an experienced management team with NGFC providing administrative support.

We began our Health Care Division by acquiring ECI-LATAM Inc. in the business of maintaining medical equipment in February of 2015. Since then we have done research on creating an animal health division to treat dairy animal from contracting mastitis and in August 2015, created a company La Veles Inc. to focus fully on product to treat dairy animal suffering from mastitis and udder edema.

Most recently we focused on expanding into the industry that deals in cell therapy for cancer. We attended the industry event “SITC 2015” on November 6-8, 2015 in Maryland and came across many start-up companies we believe we could acquire for consideration of some cash and stock of our company. Our research indicates that Cell Therapy for cancer is a fast growing business that would provide many lucrative opportunities for investors to join in an industry as it is breaking through and benefit from the upside as cell therapy becomes the most accepted cure for cancer.

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

In May 2015 we created “Vanguard Energy Inc. ” (“VE”) in California as a subsidiary of our energy division with an individual Michal Laub who is the CEO and founder of CNG United LLC that conduct safety courses and trading on conversion of gasoline vehicles to run on CNG.  We plan to make most our gasoline station acquisitions and adding NG fuel pumps through VE.

RESEARCH AND DEVELOPMENT

Since inception, the majority of our work and our expenditures have been on research and development. To establish our Energy Division we attended a few conferences that specialize in natural gas vehicles both in the USA and in Europe to learn of the developing technology in natural gas vehicles and natural gas fueling stations. We also met with a few European companies that own and operate both natural gas-driven vehicles and also operate multiple natural gas stations successfully. So far, we have located a few gasoline and diesel service stations with garages and convenience stores in Miami, Florida that we may be able to buy at a fair price once we raise funds. We believe we can locate more similar gasoline stations to buy in the future. We also came across a company that produces mobile natural gas fueling stations that we could install for about $200,000 each in the gasoline stations that we plan to buy (once the funds are available). Installing mobile NG stations will give us a temporary solution to providing NG for any vehicles until NG become prominent in the USA rather than constructing NG fueling stations at a cost we estimate to be about a million dollars per station.

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

We also located two gasoline, diesel and propane distribution companies and we have begun discussions with them to acquire majority ownership of these companies (once we have raised funds) and add natural gas distribution using their infrastructure. If our discussions continued in a positive path, we plan to offer them cash and shares of our Company as the purchase price to buy the majority ownership of these companies after we have conducted our due diligence and required audits (please read “Risk Factors” where we have discussed the limitations we have in making any significant acquisitions until we raise adequate funds, since the current   funds we have would not be enough to make any significant acquisition and that there is no guarantee that we may be able to raise any funds at all).

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

Our research pointed us to the fact that n 2014, about 136.78 billion gallons1 (or 3.26 billion barrels) of gasoline were consumed in the United States, a daily average of about 374.74 million gallons (or 8.92 million barrels). This was about 4% less than the record high of about 142.35 billion gallons (or 3.39 billion barrels) consumed in 2007  (US department of Energy Information Administration (EIA)). Also according to EIA only 40% of the crude oil used by U.S. refineries is produced in the United States, the rest is imported from other countries. Additionally, according to the EIA, gasoline is the predominant fuel used by most passenger vehicles in the United States today. There are approximately 254 million vehicles that use gasoline, and on average each vehicle travels approximately 11,600 miles per year. Currently, there are about 162,000 fueling stations that provide refueling services for these consumers.

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

According to NGV America, website report in 2015, the station count in the USA has grown dramatically in the last three years, and there are now 1,591 CNG and 116 LNG natural gas stations operating in the U.S. While only a little more than half of these stations are “public access.” Investments are being made to upgrade older stations to increase capacity and improve the fueling experience. New stations are being built with an emphasis on creating a traditional fueling experience for the customer. According to corporate website of Cummins Westport Inc. (“Cummins”), a worldwide leader in the design, engineering and marketing of automotive natural gas engines for commercial transportation applications such as truck and buses, there are approximately 1,200 CNG fueling stations in the United States, compared to approximately 164,292 gasoline fueling stations in the United States as of 2007, according to the OEE’s website.

We have discovered that natural gas usage by Americans is increasing at a steady pace. According to the EIA, in 1950, US residents used 5,766,542 million cubic feet (MMcF) of NG. In 2012, they used 25,533,448 MMcF of NG, almost 4.5 times more than the consumption level in 1950. EIA's forecast of U.S. total natural gas consumption averages 76.3 Bcf/day (Bcf/d) in 2015 and 76.8 Bcf/d in 2016, compared with 73.1 Bcf/d in 2014. EIA projects natural gas consumption in the power sector to increase by 16.8% in 2015 and then to decrease by 1.2% in 2016. Natural gas spot prices, which are expected to remain below $3/MMBtu through mid-2016, support high consumption of natural gas for electricity generation in 2015 and 2016. Industrial sector consumption of natural gas remains flat in 2015 and increases by 4.2% in 2016, as new industrial projects, particularly in the fertilizer and chemicals sectors, come online in the next few months. Natural gas consumption in the residential and commercial sectors is projected to decline in both 2015 and 2016, which largely reflects lower heating demand this winter compared with last winter.

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

In May 2015 we created “Vanguard Energy Inc. ” (“VE”) in California as a subsidiary of our energy division with an individual Michal Laub who is the CEO and founder of CNG United LLC that conduct safety courses and trading on conversion of gasoline vehicles to run on CNG.  We plan to make most our gasoline station acquisitions and adding NG fuel pumps through VE.

We began our Health Care Division by acquiring ECI-LATAM Inc. in the business of maintaining medical equipment in February of 2015. Since then we have done research on creating an animal health division to treat dairy animal from contracting mastitis and created a company La Veles Inc. to focus fully on product to treat dairy animals suffering from mastitis and udder edema.

Most recently we focused on expanding into the industry that deals in cell therapy for cancer. We attended the industry event “SITC 2015” on November 6-8, 2015 in Maryland and came across many start-up companies we believe we could acquire for consideration of some cash and stock of our company. Our research indicates that Cell Therapy for cancer is a fast growing business that would provide many lucrative opportunities for investors to join in an industry as it is breaking through and benefit from the upside as cell therapy becomes the most accepted cure for cancer.

OUR STRATEGY

Currently we have broken down our company to three divisions as follows:

Energy and Retail Division

Healthcare Division

Consulting Division

In addition, on March 24, 2015, the Company set up NGFC Limited Partnership (“NGLP”, “the Partnership”) with the Company acting as the General Partner. One objective of the Partnership is to raise funds in the private market through any exempt offerings to acquire gasoline stations that the Partnership would lease back to the Company to earn a fixed return. The Partnership also will invest its funds in the financial markets.

Energy and Retail Division

With reference to our Energy and Retail Division we plan to implement two different approaches:

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

In May 2015 we set up a corporation in California, Vanguard Energy Inc. (VE) with us owning 55% and 45% being owned by an established entrepreneur in the CNG business Mr. Michael Laub. We plan to use VE to establish our Operational Units (to provide gasoline, NG and also serve public with a convenience store and a conversion garage) in the west coast. However, so far VE has not begun any operations.

Healthcare Division

As part of our change in our strategy, adopted in February 2015, the Company acquired 55% of ECI-LATAM Inc. (“ECIL”). Began by an entrepreneur Goran Antic, ECIL was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period of these financial statements have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufactures and distributes their own large medical equipment.  Currently Mr. Antic, who is a Swedish citizen and US resident, is the sole employee of ECIL and acts as its Chief Executive Officer and Chairman of the Board.

In May 2015 ECIL set up an “Animal Health Division,” to manufacture, package, market and distribute globally, an infection healing cream made of natural products for dairy animals in joint venture with a group of people in Serbia who, according to them, use a homemade cream to treat dairy animal suffering from mastitis and udder edema.

In August 2015, this Animal Health Division was transferred to a separate corporation incorporated in the state of Florida entitled La Veles Inc. (“LVI”) with Mr. Antic, who is fluent in Serbian language, acting as the Chief Executive Officer of La Veles Inc. However, after further discussions we have decided not to get involved with production of the infection curing Cream but allow the group in Serbia to manufacture, package with our Company, most probably through ECI, focus only on distribution of such natural cream and also look to distribute similar natural creams being produced by other producers in the world.

In October 2015, we came across a group of scientists dealing in Cell Therapy for cancer who began discussions with us to join our holding company as a subsidiary. We attended an industry event (SITC 2015) and came across number of entities with huge promise, we believe we may be able to acquire once we have raised enough capital.  We believe this is a cutting edge industry with enough major investment bankers seeking to invest in the next break-through company and thus may create our stockholders good opportunities to increase their stock value.

Consulting Division

Since our strategy mostly involves finding a management team with expertise in the industry that we are seeking to operate, buying an existing business with an experienced management team in place, we believe, is the most practical strategy. However, due to our size we can afford to buy only small businesses and often these small businesses do not keep proper accounting to put themselves through an audit under the SEC guidelines set forth by Public Accounting Oversight Board (PCAOB). We discovered that often it would cost too much money for a small business to hire an outside service to prepare their records acceptable enough to be audited by a PCAOB certified CPA firm under the guidelines set forth by PCAOB, precluding us from acquiring such a company due to not being able to audit them. Since we began searching for management teams to join us we found it more practical to acquire a company along with the management team to join as a wholly owned or majority owned subsidiary. That strategy requires us to get them audited under PCAOB guidelines since a company is required to go through such an audit before a public company such as ours can acquire them. Hence for the last few months, our management team, especially the CEO Andrew Weeraratne (who has extensive experience as a CPA, CFO and as a consultant), have been spending long hours going through and making needed adjustments to bring financial statements to be in accordance with accounting standards and writing accounting and procedures for a few companies that we have considered potential acquisitions targets. And these actions have led us to set up our own consulting division, whereby we will invoice the businesses who would request us to help them get their records ready for PCAOB audits with us collecting such fees in cash or in the event we agree to acquire them by reducing the purchase price by the amount of unpaid consulting service fees.

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

We also plan to write operating and internal control procedure manuals and disclosure check list manuals that will help small business owners to prepare for expansion as they find the needed capital to expand. We believe that these services will provide us cash flow and also introduce us to businesses we believe we may be able to acquire in exchange for cash and stock of our company. We believe our current management team has necessary experience to guide small businesses to overcome their problems and build successful businesses. We have been providing such consulting services to two companies for the last few months.

NGFC Limited Partnership

NGFC Limited Partnership (NGLP) located at 7135 Collins Ave, Miami Beach, FL 33141, in April of 2015, made an offering to raise a maximum of $1,000,000 pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506 giving the investors the option to convert 100% of their capital to shares of NGFC at $0.30 cents per share with that conversion feature expiring on September 30, 2016. The Partnership closed that offering as of August 15, 2015 and raised $485,350 from 13 limited partners. The General Partner NGFC also contributed $35,000 to NGLP.

COMPETITION

Energy and Retail Division

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

Our vehicle conversion business will face, significant competition, including from incumbent technologies, and in particular increased competition with respect to spark-ignited NG engine original equipment manufacturers in China and aftermarket kit providers in Europe. As the market for NG engine products continues to grow this competition may increase. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete. Other companies, many of which have substantially greater customer bases, businesses and financial and other resources than us, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, certain of our products and technologies. In addition, the terms of some of our joint venture agreement with HJT allows for the potential for the introduction of competing products in certain markets by our joint venture partner.

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

Competition-Healthcare Division

ECI-LATAM Inc. is the first subsidiary under our healthcare division. ECIL deals in maintaining large medical equipment that deals in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period of these financial statements have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment. Getinge Group faces major competition from other major manufacturers on similar medical equipment and if our limited clients chose to use any other machine than the Getinge equipment then we may lose the limited clients ECIL currently has.

We formed La Veles Inc., to manufacture, package and distribute naturally made products to treat dairy animal suffering from mastitis and udder edema in joint venture with a group in Serbia by setting up a factory in Serbia. As mentioned elsewhere in this report after further discussions we have decided not to get involved with production of the infection curing Cream but allow the group in Serbia to manufacture and package the Cream with our Company, most probably through ECI, focus only on distribution of such natural cream and also look to distribute similar natural creams being produced by other producers in the world. Due to this development La Veles Inc. will remain a non-operating company until we decided on any plans for La Veles Inc.

Consulting Division

Our consulting division so far has not made any revenue and the future of the division is not certain at this time. In the event we begun to progress with our plans, our competition will come from small CPA firms and consulting companies who may offer our potential clients similar services.

GOVERNMENTAL REGULATION

Energy and Retail Davison

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

Healthcare Division

Our healthcare subsidiary ECIL does all its work overseas and does work for other medical establishment and follow the guidelines of they provide to him depending on where he performs services.

Consulting Division

We have not begun any active performance in the consulting division except helping our subsidiaries prepare their internal reports.

EMPLOYEES

As of September 30, 2015, we have four full time employees. We plan to hire additional employees in the future.

SUBSIDIARIES

In February 2015, the Company acquired 55% of ECI-LATAM Inc. (“ECIL”). Began by an entrepreneur Goran Antic, ECIL was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments.

In March of 2015, we set up NGFC Limited Partnership (“NGLP”, “the Partnership”) with the Company acting as the General Partner. One objective of the Partnership is to raise funds in the private market through any exempt offerings to acquire gasoline stations that the Partnership would lease back to the Company to earn a fixed return. The Partnership also will invest its funds in the financial markets.

In May, 2015 we formed Vanguard Energy Inc. (VE) in San Clemente, California as 55% stockholder with an individual Michael Laub as 45% stockholder to conduct some of the business in our Energy and Retail Division through VE. Mr. Laub is the founder and Chief Executive Officer of CNG United LLC based in San Clemente, California that deals in training installation of engines for gasoline vehicles to run on Natural Gas as well as safety and maintenance of hybrid engines and vehicles.

In August 2015, we set up La Veles Inc. When we began, we planned to have it as a 55% owned subsidiary with our joint venture partners in Serbia owning 45%. But as of the reporting date, we own 80.49% of La Veles Inc. We formed La Veles Inc. to focus on manufacturing and distribution of a natural cream to cure certain animal diseases by manufacturing certain anti-infections cream in Serbia, but due to discussions we had with our joint venture partners in Serbia we are currently considering to focus only on distribution and not on manufacturing.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

Although we have not yet acquired any gasoline stations or otherwise commenced an active business in our energy and retail division, the following risk factors are expected to affect our business and the industry in which we intend to operate. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

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

Our lack of business and lack of capital materially threaten our ability to operate. The likelihood of our ability to continue to operate must be considered in light of the problems, expenses, difficulties, complications and delays that we encounter, such as our lack of capital. Being a public company may provide us with the ability to raise money and finance our operations until and if our revenues increase. But that also brings with it the increase in expenses of maintaining the company. If we are not successful in maintaining our publicly reporting company status and raising the necessary capital to continue to operate, or cannot overcome certain difficulties, complications and delays, such as our lack of capital, we will no longer be able to operate.

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

WE MAY ACQUIRE BUSINESSES ALREADY IN OPERATION FOR ALL OUR DIVISIONS IN EXCHANGE FOR STOCK OF OUR COMPANY, AND SUCH ACQUISITION EFFORTS IN FUTURE PERIODS MAY BE DILUTIVE TO OUR THEN CURRENT SHAREHOLDERS.

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

APPROXIMATELY 31% OF COMPANY’S CURRENT ASSETS ARE IN PUBLICLY TRADED STOCKS AND ANY SUDDEN MARKET DOWNTURN THAT WOULD LAST A LONG TIME MAY MAKE IT HARDER FOR US TO LIQUIDATE SOME OR ALL OF OUR MARKETABLE SECURITIES CAUSING US SEVERE LOSSES FROM THE SALE OF SUCH STOCKS CAUSING US EVEN FURTHER FINANCIAL HARDSHIP AND EVEN TERMINATE OUR OPERATIONS, UNLESS WE RAISE ANY MONEY FROM THIS OFFERING TO WEATHER SUCH AN EVENTUALITY.

We have brokerage accounts with Interactive Brokers LLC to invest a portion of our excess cash in dividend paying stocks while hedging them with options. I. Andrew Weeraratne, the Company’s Chief Executive Officer, manages the account. As of September 30, 2015, the Company had $195,461 of value in such marketable securities, or about 31% of the value of the Company’s current assets. Any sudden market crash that would be prolonged would cause us to liquidate those securities at whatever the market price at the time to maintain adequate cash to carry on with our operations unless we raise adequate funds to cover our current expenses.

OUR NEWLY BEGAN ENERGY AND RETAIL SUBSIDIARY VANGURAD ENERGY INC. BEGAN MAY 2015 SO FAR HAS NOT BEGUN ANY OPERATIONS AND WE ARE NOT CERTAIN WHEN IT WOULD BEGIN OPERATIONS.

We set up Vanguard Energy Inc. (VE) as a subsidiary of NGFC in California in May of 2015, with an established entrepreneur in the CNG business Mr. Michael Laub. The purpose of the VE is to acquire currently operating gasoline stations with a convenience store and a garage and use that the garage to convert vehicles to run on NG and also add NG pumps to the location for NG vehicles to fill their vehicles. However we are yet to begin any operations and not certain we will be able to begin operations.

OUR HEALTH CARE SUBSIDIARY ECI-LATAM INC. HAS ONLY ONE MAJOR CLIENT AND HAS LIMITED OPERATING HISTORY WHICH MAKES IT HARDER TO PROJECT FUTURE

We acquired ECI-LATAM Inc. (ECIL) in February of 2015. ECIL has been in business only since March 2014 and has a limited operating history. Also so far ECIL has had only one major client and ECIL only maintain medical equipment machinery being manufactured by Getinge Group. These limitations make it difficult to project the future of our single operating subsidiary in our Healthcare Division.

OUR HEALTH CARE SUBSIDIARY LA VELES INC. BEGAN AUGUST 2015 SO FAR HAS NOT BEGUN ANY OPERATIONS AND WE ARE NOT CERTAIN IT WOULD EVER BE A VIABLE COMPANY.

We set up La Veles Inc. as a subsidiary of NGFC in August of 2015, to operate the Animal Health division of ECI-LATAM Inc. (ECIL) that began in May 2015, to manufacture and distribute a cream to prevent mastitis in dairy animals. So far we have not been able to get that cream produced to distribute it and thus the future of this subsidiary not certain as of now.

RISKS SPECIFIC TO OUR ENERGY AND RETAIL INDUSTRY

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

RISKS RELATED TO OUR SECURITIES

OUR MAJORITY STOCKHOLDER OWNS 4,000,000 SHARES OF OUR CLASS A COMMON STOCK AND 7,000,000 SHARES OF OUR CLASS B COMMON STOCK. BECAUSE OF THE VOTING PREFERENCE GRANTED TO HOLDERS OF SERIES B COMMON STOCK, THE MAJORITY SHAREHOLDER CURRENTLY HOLDS VOTING RIGHTS EQUAL TO HOLDING 74,000,000 SHARES OF CLASS A COMMON STOCK, WHICH REPRESENTS APPROXIMATELY 84.05% OF THE CURRENT OUTSTANDING VOTING STOCK OF THE COMPANY. THE MAJORITY SHAREHOLDER’S INTERESTS MAY DIFFER FROM YOURS AND HE WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, INCLUDING A CHANGE OF CONTROL.

As of September 30, 2015 Mr. I. Andrew Weeraratne, our Chief Executive Officer, held 4,000,000 shares of Common Stock and 7,000,000 shares of Class B common stock, which gives him voting rights equal to 74,000,000 shares of Common Stock because of the 10:1 voting preference granted to the series of Class B common stock. That gives him 84.05% of voting right in the company. As a result, he will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Weeraratne may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and may affect the potential market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

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

THE PRICE OF THE SHARES OF COMMON STOCK AT WHICH WE MADE OUR DIRECT PUBLIC OFFERING WAS ARBITRARILY DETERMINED, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE COMMON STOCK. THEREFORE, THE CURRENT PRICE AT WHICH IT TRADES MAY NOT BEAR ANY RELATIONSHIP TO THE ACTUAL VALUE OF THE COMPANY, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

We closed our initial public offering in July of 2015. Our price for sale of the shares of Common Stock was arbitrarily determined by the Company’s management. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price was not an indication of and is not based upon the actual value of the Company. The offering price bears no relationship to the book value, assets or earnings of the Company or any other recognized criteria of value. The offering price should not be regarded as an indicator of a future market price of the Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of September 30, 2015, there were no outstanding or unresolved staff comments on the Company.

ITEM 2. PROPERTIES

Our executive offices is located at 45, Almeria Avenue, Coral Gables, FL 33134 (Telephone Number 305-430-6103) that we use mostly for company meetings and sharing other services with our lesser Lynx Management paying lease of $200.00 per month for the use of conference facility and answering our phone by a receptionist. Most of the daily tasks by the management are done from their personal residences using the digital media. We paid our leaser expenses of $2,700 for the period of February 15, 2014 to March 31, 2015 by issuing 18,000 unregistered Class A common stock valued at $0.15 cents per share to Lynx management. The lease expenses of $1,200 from April 1, 2015 to September 30, 2015 has been accrued in our financial statements.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

We are currently trading our stock on the OTCBB (Pink Sheets) under the stock symbol “NGFF.” We began trading on November 25, 2015 and had our first sale, trading 750 shares at $0.50 cents per share. Our next sale was executed about two days later, selling 1,000 shares at $0.40 cents per share. However, we are yet to develop any significant public market for shares of our Common Stock and can provide no assurance that our shares of Common Stock will develop a reasonable public market.

Holders

As of the date of this report, the Company had 127 shareholders of its Common Stock on record which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

UNREGISTERED SALES OF EQUITY SECURITIES

On February 24, 2015 we acquired 8,250,000 shares of ECI-LATAM Inc. (representing 55%) from Mr. Goran Antic in exchange for 3,000,000 unregistered Class A Common Stock of NGFC.

In September 2015 we sold 10,000 of unregistered Class A Common Stock at $0.15 cents to a resident of Florida in an exempt private offering. We also gave as compensation 111,450 Class A Common Stock priced at $0.15 cents per share to 6 individuals including 3 directors as follows:

Clifford Hunt Esq	45,000	0.15	6,750.00
Lynx mgt	18,000	0.15	2,700.00
Kazuko Kusunoki	50,000	0.15	7,500.00
Eugene Nichols	100,000	0.15	15,000.00
James New	10,000	0.15	1,500.00
Bo Engberg	10,000	0.15	1,500.00
High Tech Fueling, Service and Distribution Inc.	510,000	0.15	76,500.00
	743,000		111,450.00

Eugene Nichols is the President and a Director of the company. James New and Bo Engberg both are Directors of the company. High Tech Fueling, Service and Distribution Inc. (HFSD) is a related party with majority shareholders of NGFC also holding shares of HFSD. Our Board decided to gave HFSD 76,500 unregistered Class A Common Stock as one-time management fees since NGFC was the continuation of HFSD that began to set up NG stations in China. We filed the required insider forms with the SEC regarding these issues on time on September 28, 2015.

On November 15, 2015 we gave 50,000 shares of Class A Common Stock to Mr. Nihal Goonewardene, a resident of Maryland, valued at $0.15 cents per share with a total value of $7,500 as consulting fees.  Mr. Goonewardene will be involved in seeking out global businesses for us to acquire for cash and stock of our company and also promoting our company with foreign investors.

OTCBB LISTING

We are currently trading our stock on the “OTC Pink” under the stock symbol “NGFF.” We began trading on November 25, 2015 and had our first and second sale, selling 750 shares at $0.50 cents per share and our third sale selling 1,000 shares at $0.40 cents per share.

Unlike a major stock exchange such as NYSE MKT or NASDAQ, which has specific quantitative and qualitative listing and maintenance standards, the OTCBB is an interdealer quotation service which facilitates quotation of unlisted securities. The OTCBB does not have any listing standards, other than such company must be current in its public disclosure. To be quoted on the OTCBB, a market maker must apply to make a market in our Common Stock. We currently have 3 market makers trading our stock. There is no assurance that the shares of our Common Stock will ever have any meaningful market share.

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

OVERVIEW

NGFC Equities, Inc. (“we”, “us”, “our”, “NGFC”, “NGFC Equities” or the “Company”) was incorporated in the State of Florida on October 2, 2013. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and natural gas (NG) fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to liquefied natural gas (LNG) and compressed natural gas (CNG); and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States. We also plan to build a convenience store to serve our customers in each of our locations. We define each of such combined stations an “Operational Unit.” Our initial primary focus will be distributing gasoline and diesel fuel to customers once we build or purchase a fueling station, as we believe there are not enough NG driven vehicles in the market at this time to substantiate building only a NG station. We also plan to have LNG and CNG available for NG driven vehicles as we think NG vehicles will be as common as gasoline-driven vehicles in the future. Therefore, we may acquire existing gasoline and diesel fueling stations and expand them to include NG fueling capabilities.

At a Board of Directors meeting held on February 16, 2015, the Company chose to diversify its operations by adding two additional divisions to its original business strategy to set up three divisions as follows:

1.

Energy and Retail Division

2.

Healthcare Division

3.

Consulting Division

As we have indicated in the Schedule 14C Information that we filed with the Security and Exchange Commission on January 26, 2015, we received our stockholder approval to change the name of our Company from “Natural Gas Fueling and Conversion Inc.” to “NGFC Equities, Inc.” to better reflect our strategy of diversification.

The reason for the change in our business strategy came about through many meetings we had with various business owners both in the energy and retail sectors (where our original focus was) and also in other business sectors. Since we began our operations, we identified owners of various businesses with promising upside potential who showed an interest in joining us under the transparency of our public company platform with us providing administrative tasks with those business owners continuing to operate their business, and thus we have chosen to diversify our business objectives to operate profitable businesses in industries other than the energy and retail industry, mostly through subsidiaries that will be managed by experienced operators with our company providing administrative assistance as the majority or 100% owner while continuing to focus on our original concept of setting up “Operating Units” in the energy sector as we get the funding to do so.

As part of this change in our strategy, the Company acquired 55% of ECI-LATAM Inc. (“ECIL”) that was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period of these financial statements have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment.

In May 2015 ECIL set up an “Animal Health Division,” to manufacture, package, market and distribute globally, an infection healing cream for dairy animals. In August 2015, this Animal Health Division was transferred to a separate corporation incorporated in the state of Florida entitled La Veles Inc. (“LVI”). However, after further discussions we have decided not to get involved with production of the infection curing Cream but allow the group in Serbia to manufacture and package the Cream on their own with our Company, most probably through ECI, focus only on distribution of such natural cream and also look to distribute similar natural creams being produced by other producers in the world. Since ECIL will do the distribution of the Cream, we may use La Veles for some other purpose to be determined in the future.

In March 2015, we formed NGFC Limited Partnership (“NGLP” “the Partnership”) with NGFC Equities, Inc. as the General Partner. One of the purposes of the Partnership is to raise funds in the private market to acquire gasoline stations that the Partnership would lease back to the Company to generate a fixed return. The Partnership also will invest its funds buying shares of public companies with fundamental values. One of the unique features of the Partnership is an option the limited partners to the partnership will have to convert 100% of their contributed capital regardless of the balance of the capital account to shares of NGFC at a pre-agreed strike price within a pre-agreed period.

On May 18, 2015 we formed Vanguard Energy Inc. (VE) in San Clemente, California as 55% stockholder with an individual Michael Laub as 45% stockholder to conduct some of the business in our Energy and Retail Division through VE. Mr. Laub is the founder and Chief Executive Officer of CNG United LLC based in San Clemente, California that deals in training installation of engines for gasoline vehicles to run on Natural Gas as well as safety and maintenance of hybrid engines and vehicles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our consolidated net loss for the fiscal year from October 1, 2014 to September 30, 2015 is $444,455. During the fiscal year ended September 30, 2015 we realized $17,274 in short term gains and hold $57,176 in unrealized capital losses of stock and option position and generated $333 in dividend revenue. During the fiscal year ending September 30, 2015 we had revenue of $62,429, cost of goods sold of $60,222 and a gross profit of $2,207 and incurred operating expenses of $407,093.

Our net loss for the fiscal year from inception (October 2, 2013) and ended September 30, 2014 was $88,930. During fiscal year September 30, 2014, we realized $3,281 in short term capital gains and hold $7,379 in unrealized capital losses of stock and option position and generated $120 in dividend revenue.

During the fiscal year from inception (October 2, 2013) and ended September 30, 2014, we incurred operating expenses of $84,952.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015 our current assets were $644,392. Our current liabilities were $68,094. Stockholders’ equity was $521,707 as of September 30, 2015 and noncontrolling interest were $540,468. The weighted average number of shares outstanding was 22,137,706 for the period from October 1, 2014 to September 30, 2015.

As of September 30, 2014 our current assets were $110,380. Our current liabilities were $3,000. Stockholders’ equity was $107,380 as of September 30, 2014. The weighted average number of shares outstanding was 19,018,733 for the period from Inception (October 2, 2013) to September 30, 2014.

We believe we will require approximately $5.8 million of available capital for each proposed Operational Unit in our Energy and Retail Division comprised of a combined gasoline, diesel and NG fueling service station along with a convenience store and a vehicle conversion station. Therefore at this juncture, we plan to acquire a currently operating small fuel station and operate it until we find capital to build our completed operational units. Our subsidiary in healthcare division currently making enough cash flow to survive on their own and will need only minimal amount of money to stay afloat. However, if we plan to expand the distribution network we plan for La Veles Inc. or acquire any companies in the Cell Therapy industry then we will have to raise more funds for those purposes too.

Currently we have no commitments to raise such additional funds. We plan to get funding to acquire such smaller fuel station from this offering. If such capital does not become available from the proceeds of any future offering or other sources, we will be able to continue operations as a development stage company for approximately the next 18 months from available cash on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2015, net cash flows used in operating activities was $87,635. For the year ended September 30, 2014, net cash flows used in operating activities was $81,952.

Cash Flows from Investing Activities

During the fiscal year September 2015, NGLP began an investment account with Interactive Brokers LLC and transferred $380,000 to the brokerage account to invest in various stocks. During the fiscal year 2014, NGFC opened an account with the same brokerage and transferred $80,000 in cash to the brokerage account. During the fiscal year 2015, on a consolidated basis $207,469 was invested in stocks and options. The market value of those stocks and options as of September 30, 2015 was $195,461. As we acquired ECI-LATAM Inc. in February 2015, we received $33,335 in cash in bank. In October 2014 we acquired a software package to do our SEC filing in house for $4,995.

NGFC began an investment account with Interactive Brokers LLC in June 2014. Net cash used in investment activities for the fiscal year ending September 30, 2014 was $80,000. The market value of stocks and option as of September 30, 2014 was $27,561.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity instruments. For the year ended September 30, 2015, net cash flows from financing activities was $628,720 of which $146,201 received from issuance of registered common stock under our Direct Public Offering that was closed in July of 2015. Sale of subsidiary ownership interest consists of net $485,350 sold to NGFC Limited  Partners plus the net of realized gain and unrealized loss $1,585 allocated to NGFC or a total of $486,935, $450 sold to minority partner of Vanguard Energy Inc. and $200 sold to minority partner of La Veles Inc.

For the year ended September 30, 2014, net cash flows from financing activities was $196,310 received from issuance of common stock under a private stock offering in October and November 2013.

PLAN OF OPERATION AND FUNDING

Below is a brief description of the activities which we have established to accomplish our short term and long term goals:

Energy and Retail Division

•

Located several existing gasoline stations with convenience stores in Miami, Florida as our potential acquisition targets after conducting due diligence and required audits.

•

Located manufacturers of mobile Natural Gas fueling stations that we believe could be economically installed in the gasoline stations that we will acquire to add NG distribution.

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

Healthcare Division

•

Seek to expand our subsidiary ECI-LATAM Inc. to do maintenance work for major equipment being sold by other major manufacturers of medical equipment rather than maintaining only the medical equipment of the Swedish manufacturer Getinge Group as we do now.

•

Seek out manufacturers of natural cream to treat infections of dairy animal through our subsidiary La Veles Inc.

•

Meet with more companies in the Cell Therapy to cure cancer to acquire as subsidiaries of our company for us to break into this new industry.

NGLP Limited Partnership

•

Seek currently operating gasoline stations with convenience stores and garages to acquire and lease them to NGFC to operate and provide limited partners a fixed monthly payment through sharing the lease payments.

•

Raise more funds through exempt private offerings from limited partners and invest funds in fundamentally strong stocks and hedge with options and distribute any excess of capital (if any) above what is contributed to limited partners proportionately after the 30% distributed to General Partner NGFC.

•

Grant an option for limited partners to convert their capital to shares of NGFC at a pre agreed strike price.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with our planned growth of our business.

Our existing working capital, we believe is adequate for us to continue with our operation for about 18 months. If we are successful in either borrowing funds (for which there is no assurance), and raise funds from any future offerings (for which there is no assurance) facilitating us to acquire smaller gasoline stations with convenience stores, and generate positive cash flow as we have forecasted, we believe that will enable us to fund our operations over the next 18 to 55 months. We believe it would cost us about $5.8 million to build one of our model Operational Units and that will require us to raise substantial capital. We have no lines of credit or other bank financing arrangements or any commitments from any sources to lend us funds or to buy our common stock.

We have financed operations to date through the proceeds of the private placement and through a direct public offering of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We plan to acquire small gasoline fueling station along with a convenience store, after performing the required audits, during the next twelve months provided we raise enough funds from a future offering. Also we may buy a portable NG fueling station to be installed in the premises of gasoline station that we would buy within the next twelve months.

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

Not required for smaller reporting companies.

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

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer (“Office of the CEO”) also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K . Based on that evaluation, our CEO as well as our  Chief Financial Officer concluded that our disclosure controls and procedures are not effective, at the reasonable assurance level,  as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Office of the CEO and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

(b) Management's report on internal control over financial reporting.

Our Chief Executive Officer as well as our Chief Financial Officer, I. Andrew Weeraratne, is responsible for establishing and maintaining adequate internal control over financial reporting. Mr. Weeraratne has assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment Mr. Weeraratne has concluded that, as of the end of the period covered by this report, the Company's internal control over financial reporting is not effective due to insufficient written policies and procedures and inadequate segregation of duties and effective risk assessment, as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The following individuals serve as our executive officers and members of our board of directors:

Name	Age	Positions

James C. New	70	Chairman of the Board of Directors

I. Andrew Weeraratne	65	Chief Executive Officer, Chief Financial Officer, Director

Eugene Nichols	69	President, Secretary, Treasurer, Director

Bo G. Engberg	68	Director

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

James C. New, age 70, Chairman of the Board of Directors

Mr. New has served as our Chairman of the Board of Directors since inception. Mr. New has over 20 years of experience in the healthcare industry, and is the retired Chairman of the Board of Directors of Aurora Diagnostics, LLC (“Aurora”), where he still serves as a director. Aurora was co-founded by Mr. New in July 2006 which grew to approximately $300 million during his tenure. He also served as Aurora’s Chief Executive Officer and President from 2006 until his retirement in September 2011. Prior to joining Aurora, Mr. New was a private investor from 2003 to 2006. He served as the President, Chief Executive Officer and Chairman of AmeriPath, an anatomic pathology laboratory company, from January 1996 through 2003. Prior to joining AmeriPath, Mr. New served as the President, Chief Executive Officer, and a director of RehabClinics, an outpatient rehabilitation company Mr. New had his bachelor’s degree in Allegheny College in 1967 and got an MBA from Gannon University in 1971.

I. Andrew Weeraratne, age 65, Chief Executive Officer, Chief Financial Officer, Director

Mr. Weeraratne has served as our Chief Executive Officer and member of our board of directors since inception and took over also the position of Chief Financial Officer as of August 6, 2014. Prior to joining the Company, Mr. Weeraratne served as the President on a part-time basis of four private investment companies, including Passerelle Corp. (since February 2000), Andwe One Limited Partnership (since September 2006), PAR Holding Partnership (since June 2011) and Scanflo Partnership (since April 2013). Mr. Weeraratne continues to devote efforts part-time to these entities. Mr. Weeraratne also served as Chief Financial Officer of China Direct, Inc. (Nasdaq: CDII) from February 2009 to May 2009. From August 2004 to December 2008, Mr. Weeraratne acted as a financial consultant working in a variety of industries including work with the Embassy of the United States of America in Iraq as a financial advisor to form an Iraqi Accounting Association to introduce International Accounting Standards to Iraq as part of a plan to privatize state-owned enterprises after the Iraq war. From December 1998 to February 2000, Mr. Weeraratne was the Chief Financial Officer of National Lampoon, Inc. (formerly known as J2 Communications), a provider of branded comedic content. Mr. Weeraratne has been a Florida licensed Certified Public Accountant since 1981, and has also served as a financial consultant to various global entities. He is also an author, and wrote a book entitled Uncommon Commonsense Steps to Super Wealth, where he illustrates how some people beginning with very little ended up in the list of richest people on earth by focusing only one out of four ways to make their wealth. Currently, Mr. Weeraratne devotes approximately 90% of his time to our business and affairs. Mr. Weeraratne is a Certified Public Accountant in the State of Florida.

Eugene Nichols, age 69, President, Secretary, Treasurer, Director

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

Bo G. Engberg, age 68, Director

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

Kazuko Kusunoki, Vice President of Administration

Ms. Kazuko Kusunoki began her career as a freelance writer for magazines in Japan.  From October 1991 to May 1994 she worked for Subaru International Co. Ltd in Tokyo, Japan as a Translator, Editor and Coordinator. From June 1994 to February 1996 she worked as a freelance translator working on software manuals, automobile magazines and other technical documents. From March 1996 to October 2000 Kazuko worked for Fujitsu Learning Media Limited in Tokyo, Japan as Software Localization Project Manager and Coordinator. She moved to the USA in 2001 and from 2001 to the present time she has been working as a freelance translator for various major translation companies, especially translating content on websites, for clients such as Eurail, Akamai, Citigroup and MasterCard etc.  Kazuko has a BA in Commerce from Waseda University, Tokyo, Japan in March 1989 and got a certificate in Local Area Network support from UCLA Extension in California in June 2002. Kazuko’s responsibilities will include keeping a schedule of all the mandatory filings we have to with the SEC and tax authorities to assure they are done on time. Also she will be instrumental in doing our SEC filing using in-house software to edgarize and XBRL the process. She will also help us expand our operations in Japan by meeting with Japanese businesses that we have already begun negotiation to acquire. Kazuko Kusunoki is the wife of I. Andrew Weeraratne the CEO and CFO of NGFC Equities, Inc.

Charlotte Brown, Vice President of Strategy and Operations

Ms. Charlotte Brown currently works for us on a part time as needed basis. She began her career at Lazard Ltd, a financial advisory and asset management firm in London, England, working first as an Intern in the summer of 2006 and then as a Corporate Finance Analyst from May 2007 to October 2008. At Lazard Ltd. From November 2008 to May 2009, she took time off from work to travel across Europe. From June 2009 to January 2011 she worked at Centrica PLC, a vertically integrated energy company with upstream, trading and retail operations in the United Kingdom, Republic of Ireland and North America, listed on the London Stock Exchange. At Centrica PLC, Charlotte worked as Group Strategy Manager in their Head Office in Berkshire, England. From February 2011 to August 2013, Charlotte worked as Strategy Manager for British Gas, a downstream energy and services business that is a subsidiary of Centrica PLC. From September 2013 to present, Charlotte travelled the world extensively. Also during that time she incorporated a UK company named Adelie Consulting Ltd in March 2014 and a US company named Adelie Ventures LLC in October 2014 to use as the base for any future consulting work. Charlotte has a First Class Honors Bachelor of Science degree in Business Studies from Cass Business School, London, England. In 2007, she completed a course in Corporate Finance Regulation and Corporate Finance Technical Foundations from the Securities & Investment Institute in London, England.

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

During the fiscal year ended September 30, 2015 the following Reporting Person has not complied with all applicable Section 16(a) reporting requirements. Following reporting person acquired 10% of our Class A common stock (10% holder) for the first time and under Section 12 of the Exchange Act must file Form 3 within 10 days after the event date. The event date was February 25, 2015.  The following Reporting Person was late in filing Form 3, having filed Form 3 on the following date:

Goran Antic

10% owner

Filed Form 3 on July 22, 2015

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the periods of September 30, 2015 and September 30, 2014, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  For the fiscal year ended September 2015 our directors except the CEO/director were given 10,000 shares each valued at $0.15 cents per share. The President/director Eugene Nichols was given an additional 90,000 shares valued at $0.15 cents per share.  Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other Compen-sation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
I. Andrew Weeraratne (1), CEO, CFO	2015	20,500	-0-	-0-	-0-	-0-	-0-	-0-	20,500
I. Andrew Weeraratne, CEO, CFO	2014	22,800	-0-	-0-	-0-	-0-	-0-	-0-	22,800

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

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees earned or paid in cash	Stock Awards	Option Award(s)	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other Compen-sation	Total
Name and principal position	($)	($)	($)	($)	($)	($)	($)
James C. New, Chairman of the Board of Directors	-0-	1,500	-0-	-0-	-0-	-0-	1,500
I. Andrew Weeraratne, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eugene Nichols, President, Secretary, Treasurer, Director	-0-	15,000	-0-	-0-	-0-	-0-	15,000
Bo G. Engberg, Director	-0-	1,500	-0-	-0-	-0-	-0-	1,500

CHANGE OF CONTROL

As of September 30, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of the shares of our Common Stock as of the date of this report, by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o NGFC Equities, Inc., 45 Almeria Avenue, Coral Gables, Florida 33134.

Name	Number of Shares of Class A Common Stock Beneficially Owned (1)	Percent of Class A Common Stock Owned (2)

Officers and Directors

I. Andrew Weeraratne (3) Chief Executive Officer, Chief Financial Officer, Director	4,000,000	22.17%

James C. New Chairman of the Board of Directors	760,000	6.1%

Eugene Nichols President, Director	1,100,000	4.21%

Bo Engberg Director	560,000	3.1%

All Directors and Officers as a Group (4 persons)	6,420,000	35.58%

5% Holders

Goran Antic	3,000,000	16.63%

All Directors, Officers and 5% Holders as a Group (5 persons)	9,420,000	52.21%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from September 30, 2015, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(2)	Based on 18,042,674 shares of common stock outstanding as of September 30, 2015. These percentages have been rounded for convenience;

(3)	Mr. Weeraratne also owns 7,000,000 shares of Class B common stock, which has 10:1 voting rights and is convertible into shares of Common Stock on a 1:1 basis at the option of the holder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 24, 2015 we acquired 8,250,000 shares of ECI-LATAM Inc. (representing 55%) from Mr. Goran Antic in exchange for 3,000,000 unregistered Class A Common Stock of NGFC.

In September 2015 we gave 10,000 unregistered Class A Common Stock priced at $0.15 cents per share each to three directors Eugene Nichols James New and Bo Engberg as directors’ fees.

Eugene Nichols, the President/Director was given an additional 90,000 unregistered Class A Common Stock priced at $0.15 cents per share of the company.

Also our Board approved and gave High Tech Fueling, Service and Distribution Inc. (HFSD) 510,000 unregistered Class A Common Stock of NGFC priced at $0.15 cents per share (total value of $76,500) and $1,000 in cash as one time management fees since NGFC was the continuation of HFSD that began to set up NG stations in China. However, HFSD never began its operations. HFSD is a related entity since major shareholders of NGFC are also major shareholders of HFSD. We filed the required insider forms with the SEC regarding these issues on time on September 28, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MaloneBailey, LLP is our independent registered public accounting firm. During fiscal years ended September 30, 2015 and 2014:

-        We incurred approximately $16,000 and $9,300 in fees respectively to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal years ending September 30, 2015 and 2014 and for the reviews of our financial statements for the quarters ended in the fiscal years 2015 and 2014.

-        We incurred approximately $7,550 and $0 in fees respectively to our principal independent accountants for professional services rendered in connection with consents on registration statements and the audit of our target for acquisitions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.

Description of Exhibit

(a)

Financial Statements

Filed herewith

(b)

Exhibits required by Item 601, Regulation S-K;

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed with Form S-1 Registration Statement on November 27, 2013. Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 27, 2013.

(3.2)

Bylaws filed with Form S-1 Registration Statement on November 27, 2013. Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 27, 2013.

(3.3)

Amended and Restated Articles of Incorporation Filed with Current Report on Super 8-K on February 25, 2015. Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2015 (as Exhibit 3.1).

(3.4)

By-laws, as amended and restated Filed with Current Report on Super 8-K on February 25, 2015. Incorporated by reference herein to the Company’s Form 8-K (Super 8-K) filed with the Securities and Exchange Commission on February 25, 2015 (as Exhibit 3.2)

(10.1)

ECIL Share Exchange Agreement

Filed with Current Report on Super 8-K on February 25, 2015. Incorporated by reference herein to the Company’s Form 8-K (Super 8-K) filed with the Securities and Exchange Commission on February 25, 2015 (as Exhibit 10.3)

(10.2)

ECIL Management and Bonus Agreement

Filed with Current Report on Super 8-K on February 25, 2015. Incorporated by reference herein to the Company’s Form 8-K (Super 8-K) filed with the Securities and Exchange Commission on February 25, 2015 (as Exhibit 10.4).

(10.3)

Articles of Incorporation Vanguard Energy Inc. Filed with Current Report on Form 8-K on May 19, 2015. Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.

(10.4)

Agreement between NGFC and Mr. Laub. Filed with Current Report on Form 8-K on May 19, 2015. Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.

(10.5)

Management Agreement between Vanguard Energy Inc. and Mr. Laub Filed with Current Report on Form 8-K on May 19, 2015.  Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.

(10.6)

Articles of Incorporation La Veles Inc. Filed with Current Report on Form 8-K on August 6, 2015. Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange on August 6, 2015 (as Exhibit 10.1).

(11.0)

Statement re: computation of per share earnings Note 2 to Financial Stmts.

(14.0)

Code of Ethics. Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 27, 2013.

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

NGFC Equities, Inc.

	By:	/s/ I. Andrew Weeraratne
December 28, 2015		Name: I. Andrew Weeraratne
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

Signature	Title	Date

/s/ I. Andrew Weeraratne	Chief Executive Officer (PEO),	December 28, 2015
I. Andrew Weeraratne	Chief Financial Officer (PAO), Director

/s/ James C. New	Chairman of the Board of Directors	December 28, 2015
James C. New

/s/ Eugene Nichols	President, Secretary, Treasurer, Director	December 28, 2015
Eugene Nichols

/s/ Bo G. Engberg	Director	December 28, 2015
Bo G. Engberg

NGFC EQUITIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Index to Financial Statements

Audited Financial Statements

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets as of September 30, 2015 and September 30, 2014

F-3

Consolidated Statements of Operations for the years ended September 30, 2015 and 2014

F-4

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2015 and 2014

F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014

F-6

Notes to the Consolidated Financial Statements

F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors

NGFC Equities, Inc.

Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of NGFC Equities, Inc. (the “Company”) as of September 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

December 29, 2015

Consolidated Balance Sheets

NGFC Equities, Inc.
Consolidated Balance Sheets

	September 30, 2015	September 30, 2014
ASSETS
Current assets
Cash and cash equivalent	$444,775	$82,819
Marketable securities	195,461	27,561
Inventory	4,156	-
Total current assets	644,392	110,380

Fixed assets
Software, net	3,995	-

Other assets
Goodwill	361,049	-
Customer list-net of amortization	120,833	-
Total other assets	481,882	-

Total assets	$1,130,269	$110,380

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$1,200	$3,000
Credit Card payable	14,387	-
Deferred revenue	33,953	-
Loan payable officer	18,554	-
Total current liabilities	68,094	3,000

Stockholders' equity (deficit)
Preferred stock: $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 18,042,674 and 12,600,000 shares issued and outstanding	1,804	1,260
Class B Common stock: $.0001 par value; 60,000,000 shares authorized, 7,000,000 shares issued and outstanding	700	700
Additional paid-in capital	1,032,692	194,350
Retained earnings (deficit)	(513,489)	(88,930)
Total NGFC stockholders' equity (deficit)	521,707	107,380
Non Controlling Interest	540,468	-
Total Equity	1,062,175	107,380

Total liabilities and stockholders' equity (deficit)	$1,130,269	$110,380

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operation

NGFC Equities, Inc.
Consolidated Statements of Operations
	Year Ended September 30, 2015	Year Ended September 30, 2014

Sales	$62,429	$-
Cost of good sold	60,222	-
Gross profits	2,207	-

Operating expenses
Legal fees	21,457	23,304
Accounting fees	12,550	9,300
Officer compensation	62,754	22,800
Depreciation & amortization	30,167	-
Consulting fees	166,250	-
General and administrative	113,915	29,548
Total operating expenses	407,093	84,952

Loss from operations	(404,886)	(84,952)

Other income

Realized gain on marketable securities	17,274	3,281
Unrealized loss on marketable securities	(57,176)	(7,379)
Dividends received	333	120
Total other income	(39,569)	(3,978)

Net loss	(444,455)	(88,930)
Less: Net Loss attributable to the Non Controlling Interest	19,896	-

Net loss attributable to NGFC Shareholders	$(424,559)	$(88,930)

Net loss attributable to NGFC basic and diluted loss per common share	$(0.02)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	22,137,706	19,018,733

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

NGFC Equities, Inc.
Statement of Stockholders' Equity
					Additional		Non-	Total
	Common Stock Class A		Common Stock Class B		Piad in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)

Balance at inception October 2, 2013	-	-	-	-	-	-	-	-

Common stock issued for cash-founder	6,100,000	610	7,000,000	700	-	-	-	1,310

Common stock issued for cash	6,500,000	650	-	-	194,350	-	-	195,000

Net loss	-	-	-	-	-	(88,930)	-	(88,930)

Balance at September 30, 2014	12,600,000	1,260	7,000,000	700	194,350	(88,930)	-	107,380

Common stock issued for acquisition	3,000,000	300	-	-	449,700	-	72,779	522,779

Common stock issued for cash	974,674	97	-	-	146,104	-	-	146,201

Common stock issued as consulting fees	1,618,000	162	-	-	242,538	-	-	242,700

Common stock bought back	(150,000)	(15)	-	-	-	-	-	(15)

Minority ownership NGLP	-	-	-	-	-	-	486,935	486,935

Minority ownership VE Inc.	-	-	-	-	-	-	450	450

Minority ownership La Veles Inc.	-	-	-	-	-	-	200	200

Net loss	-	-	-	-	-	(424,559)	(19,896)	(444,455)

Balance at September 30, 2015	18,042,674	1,804	7,000,000	700	1,032,692	(513,489)	540,468	1,062,175

	The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

NGFC Equities, Inc.
Consolidated Statements of Cash Flows
	Year Ended September 30, 2015	Year Ended September 30, 2014

Cash flows from operating activities:
Net loss	$(444,455)	$(88,930)
Adjustments to reconcile net loss to cash used in operating activities:
Unrealized loss on marketable securities	57,176	7,379
Realized gain on marketable securities	(17,274)	(3,281)
Dividends received	(333)	(120)
Depreciation and amortization	30,167	-
Stock based compensation	242,700	-
Changes in operating assets and liabilities:
Inventory	(4,156)	-
Prepaid expense	2,000	-
Deferred revenue	33,953	-
Accounts payable	14,387	-
Accrued Expenses	(1,800)	3,000
Net cash used in operating activities	(87,635)	(81,952)

Investing activities:
Net cash paid for purchase and sale of trading securities	(207,469)	(80,000)
Cash received from purchase of ECIL	33,335	-
Purchase of software	(4,995)	-

Net cash used in investing activities	(179,129)	(80,000)

Financing activities:
Common stock bought back, value	(15)	-
Payments on loan to related party	(5,051)	-
Sale of subsidiary ownership interest for cash	487,585	-
Proceeds from sale of common stock	146,201	196,310
Net cash provided by financing activities	628,720	196,310

Net increase in cash	361,956	34,358
Cash at beginning of period	82,819	-

Cash at end of period	$444,775	$34,358

Supplemental disclosures:
Cash paid for:
Interest	$1,271	$-
Income taxes	$-	$-

Non cash investing and financing activity
Net assets purchased from ECIL	$489,444	$-
Class A shares issued to ECIL	$450,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NGFC Equities, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

NOTE 1 – DESCRIPTION OF BUSINESS

We incorporated our Company on October 2, 2013 in the State of Florida under the name “Natural Gas Fueling and Conversion Inc.” We changed our name to NGFC Equities, Inc. (“NGFC”, “the Company”, “we”, “our”) on February 25, 2015. When we began in October 2013, our primary planned business objective was to construct, own and operate combined gasoline, diesel and natural gas (NG) vehicle fueling and service stations in the United States, along with garages to retrofit gasoline and diesel driven vehicles to run on NG. At each such fueling station we also planned to have a convenience store to serve our customers. We defined each complete fueling service station as an “Operating Unit.”

In February 2015 our Board of Directors approved to define the Company’s business through three divisions and diversify the operations of the Company to add a health care division and a consulting division.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation. We have consolidated the financial statements of ECI-LATAM Inc.(ECIL) and Vanguard Energy Inc. (VE) that we own 55% of and La Veles Inc. (LVI) of that we own 80.49% of with the financial statements of our Company.  Both VE and LVI that began in FY 2015 have had minimal operations.  100% of the revenue of ECLI for the fiscal year September 30, 2015, came from a single customer.

b.

Cash and Cash Equivalents

Cash consists of cash balances on deposit on bank and cash at investment banker’s account that has been not invested in stocks.  The Company believes no significant concentration of credit risk exists with respect to these cash balances. The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2015 or at September 30, 2014.

c.

Inventory

ECI-LATAM Inc. (ECIL) the 55% owned subsidiary of the Company, has $4,156 in inventory as at September 30, 2015. The inventories are accounted for under (FIFO) and stated at the lower of cost or market (net realizable value). The Company establishes provisions for inventory that is obsolete or when quantities on hand are in excess of estimated forecasted demand. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales. The ECIL inventory consists of spare parts that will be sold to its major clients when maintaining their equipment.

d.

Property and Equipment

Property and equipment is capitalized at cost and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is determined using the straight line method over the estimated useful lives of the various asset classes. Software has been amortized over 5 years. Amortization cost of fiscal year 2015 on software was $1,000.

e.

Long-lived assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with ASC Topic 360, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

f.

Goodwill and Intangible Assets

The Company evaluates goodwill and other finite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other. “ Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our goodwill could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of customers, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

The Company performs its annual impairment review of goodwill in September, and when a triggering event occurs between annual impairment tests for both goodwill and other intangible assets. The Company recorded no impairment loss for the year ended September 30, 2015.

The Company acquired ECI-LATAM Inc. in February 2015 and recorded Customer List as an intangible asset at a value of $150,000 to be amortized in 3 years.  The net balance of the customer list as of September 30, 2015 is $120,833. The amortization expenses in financial year 2015 is $29,167.

g.

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

h.

Basic and Diluted Net Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2015, the Company had no potential dilutive shares outstanding.

i.

Stock Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for share-based awards issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these share-based awards issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the award, whichever can be more clearly determined.

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the years ended September 30, 2015 was $242,700 all of which were for non-employee compensation including the shares given to the President and the Directors of the Company as fees. For September 30, 2014 there was no stock based compensation.

j.

Related Party Transactions

We consider all who own more than 5% shares and equity method investments to be related parties and record any transactions between them and the Company to be related party transactions and disclose such transactions on notes to the Financial Statements.

Under ASC 850, examples of related party transactions also include those between:

- A parent entity and its subsidiaries

- Subsidiaries of a common parent, an entity and trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of the entity's management

- An entity and its principal owners, management, or members of their immediate families and affiliates

Transactions between related parties commonly occur in the normal course of business. Examples of common transactions with related parties are:

- Sales, purchases, and transfers of real and personal property

- Services received or furnished, such as accounting, management, engineering, and legal services

- Use of property and equipment by lease or otherwise

- Borrowings, lendings, and guarantees

- Maintenance of compensating bank balances for the benefit of a related party

- Intra-entity billings based on allocations of common costs

- Filings of consolidated tax returns

- Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. For example, an entity may receive services from a related party without charge and not record receipt of the services. While not providing accounting or measurement guidance for such transactions, this Topic requires their disclosure nonetheless.

k.

Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk.

l.

Noncontrolling Interest

We record the minority ownership of entities that we effectively control but own less than 100% of as noncontrolling interest. As at September 30, 2015 we recorded a total of $540,468 of noncontrolling interest and there were none as of September 30, 2014. These noncontrolling interest were related to NGFC Limited Partnership, ECI-LATAM Inc., Vanguard Energy Inc., and La Veles Inc.

m.

Marketable Securities

The Company has a trading and investment account for its own account and also for NGFC Limited Partnership. The Company’s policy is to acquire various stocks after doing fundamental analysis and hold for long term but trade options to hedge them. Most of these stocks could be sold out if these options get assigned. We record these shares at market price at the end of the day.

n.

Revenue Recognition

Generally, we recognize revenue when persuasive evidence of an arrangement with the customer exists, the product has been delivered  and title has passed, provided that we do not have significant post delivery obligations, the amount due from the customer is fixed or determinable, and collectability is reasonably assured. Usually our prices are listed on a price list we give to the customer and we give a discount if they buy large volumes.  95% of the times the customer will issue a purchase order to us (5% of the times customer does not send a PO but requests us to send an invoice). Based on PO, we send the customer an invoice. The term includes “The invoice date starts when the material title is under customer’s name. No cancellation, No return”.  Almost all our sales are made simultaneously as the client sends us payment and such sales are also booked as sales on the date of delivery.

We record any revenues collected but not earned as of the financial statement date as deferred revenue. This is primarily composed of revenue our 55% owned subsidiary ECIL receive from their clients in advance of sending and parts or doing the services. As of September 30, 2015 we had deferred revenue of $33,953. There was no deferred revenue as September 30, 2014.

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities are classified as trading securities and are presented in the consolidated balance sheets at fair value.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The Company has classified these marketable securities at level 1 in NGFC Equities, Inc. with a fair value of $27,561 as of September 30, 2014 and $50,862 as of September 30, 2015. In NGFC Limited Partnership (that began in April 2015) the fair value of securities at level 1 is $144,599 as of September 30, 2015.

In June 2014, the Company opened an investment and Shoutrading account with Interactive Brokers with a capital of $80,000 to invest in various stocks to receive dividends while hedging them by trading options to receive trading profits managed by its Chief Executive Officer I. Andrew Weeraratne.  Of the $80,000 initial capital, $5,733 remains in cash as of September 30, 2015, and has not been actively invested in stock.

NGFC Limited Partnership (NGLP) began account with Interactive Brokers with a capital of $10,000 on April 6, 2015. As of September 30, 2015 NGLP has transferred $380,000 from its operating account to an account with Interactive Brokers.  NGLP raised $520,350 capital for NGLP including $35,000 invested by NGFC, the General Partner, and of that capital, $216,843 remains in cash as of September 30, 2015, and has not been actively invested in stock.  The investment and trading accounts of consolidated entities are  recorded at fair market value adjusting the account both by realized and unrealized gain and losses, as required by generally accepted accounting principles, at a balance of $195,461 as of September 30, 2015 and at a balance of $27,561 as of September 30, 2014. Cash paid for available securities as of September 30, 2015 is $207,469.

The total realized gains for the periods ending September 30, 2015 and September 30, 2014 from trading activities of the consolidated entities were $17,274 and $3,281 respectively. The total unrealized loss of the consolidated entities as of September 30, 2015 was $57,176. The total unrealized loss as of September 30, 2014 was $7,379.

NOTE 4 – CURRENT LIABILITIES

On February 10, 2014 we signed an agreement to lease office space beginning February 15, 2014 where our phones are answered by a common receptionist for $400 per month and we accrued $3,000 as rental expense for the 7.5 months on our September 30, 2014 financial statements.  In October 2014, we negotiated the monthly rental expenses to $200 per month to be effective retroactively and further negotiated to pay the annual rent via unregistered shares of our company currently valued at $0.15 cents per share. We extended the lease for another year. On September 1, 2015 we paid the lesser Lynx Management 18,000 restricted Class A Common Shares valued at $0.15 cents per share or a value of $2,700 as rental expenses till March 30, 2015.  We have accrued $1,200 as the rental expenses from April 1, 2015 to September 30, 2015.

NOTE 5 – ACQUISITIONS

As part of our diversification strategy, the Company made an agreement on February 24, 2015 with ECI-LATAM Inc. (ECIL), a Florida Corporation that began its business on March 25, 2014 engaged in installation and maintenance of medical equipment to acquire 55% of its 15,000,000 outstanding shares in exchange for 3,000,000 shares of the Company at $0.15 cents per share.  For the period ended September 30, 2015 we have consolidated our financial statements with the financial statements of ECI-LATAM Inc. Following is the Consideration paid and the Purchase Price Allocation of the acquisition:

Consideration
3,000,0000 Class A Common Stock of NGFC Equities, Inc. at $0.15 cents	$450,000
Recognized amounts of assets acquired
Customer List	$150,000
Net assets of ECIL	11,730
161,730
Noncontrolling interest in ECIL	(72,779)
Goodwill	361,049
$450,000

The Customer List is given a three-year life and will be amortized accordingly. Goodwill is not amortizable under GAAP. As of acquisition date ECIL had $33,335 cash in bank.

The following unaudited consolidated pro forma financial information gives effect to the acquisition of ECI-LATAM Inc. as if this transaction had occurred at the beginning of each period presented. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed at the beginning of each period presented, nor are they indicative of results that may occur in any future period.

	Year Ended	Year Ended
	Sept 30, 2015	Sept 30, 2014
Revenue	151,597	146,011

Net Income (loss)	(435,776)	(63,516)

Net loss per share	(0.00)	(0.00)

NOTE 6 – FORMATION OF NGFC LIMITED PARTNERSHIP

As disclosed in the 8K the Company filed with the Security and Exchange Commission on March 24, 2015, the Company set up NGFC Limited Partnership (“the Partnership”) with the Company acting as the General Partner. The purpose of the Partnership is to raise funds in the private market to acquire gasoline stations that the Partnership would lease back to the Company. The Partnership also will invest its funds in the financial markets. As of September 30, 2015, the Company has contributed $35,000 as capital to the Partnership. The Partnership financial statements are consolidated with the financial statements of NGFC Equities, Inc. recording the ownership of the minority owners as noncontrolling interest. At the end of September 30, 2015, $486,935 of the capital of NGLP is owned by minority owners.

NGFC Limited Partnership located at 7135 Collins Ave, Miami Beach, FL 33141, plans to raise up to a maximum of $1,000,000 pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. As of September 30, 2015 the Partnership has raised $485,350 from thirteen limited Partners. These limited partners will have the right to convert their partnership capital to shares of NGFC at $0.30 cents per share by September 30, 2016. In the event all limited partners converted 100% of their current capital to shares of NGFC it would amount to NGFC issuing 1,617,250 additional shares for $485,175.

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

•

The Partnership will grant all Limited Partners the option to convert one hundred percent of the capital they have contributed to the Partnership to shares of the General Partner, NGFC Equities, Inc. at the strike price of thirty cents ($0.30 cents) per Share prior to September 30, 2016.

•

Fiscal Year of the Partnership shall end on September 30th of each year (to coincide with the fiscal year of the General Partner), which fiscal year may be changed by the General Partner, in its sole and absolute discretion.

NOTE 7 – FORMATION OF ECI-LATAM ANIMAL HEALH DIVISION AND LA VELES INC

The Company filed an 8k with the SEC on May 7, 2015, to announce the following: On May 6, 2015 ECI-LATAM Inc. 55% owned subsidiary of NGFC Equities, Inc. set up a new division entitled “Animal Health” division appointing Dragana Jovic as the Vice President of that division. Also ECI-LATAM Inc. appointed Bo Engberg and Dr. Marco S Dragic as the directors of the Board of Directors on May 6, 2015.

Further to forming the Animal Health Division we formed a new corporation on August 5, 2015 entitled La Veles Inc. to conduct business of Animal Health Division through this new corporation and an 8k was filed on August 6, 2015 to clarify this event. When we began, we planned to have it as a 55% owned subsidiary with our joint venture partners in Serbia owning 45%. But as of the reporting date, we own 80.49% of La Veles Inc. We formed La Veles Inc. to focus on manufacturing and distribution of a natural cream to cure certain animal diseases by manufacturing certain anti-infections cream in Serbia, but due to discussions we had with our joint venture partners in Serbia we are currently considering to focus only on distribution and not on manufacturing.

La Veles accounts has been consolidated with the financial statements of the Company and we have recorded $200 of capital as owned by minority owners as of September 30, 2015.

NOTE 8 – FORMATION OF VANGUARD ENERGY INC

As described on the 8k the Company filed with the SEC on May 19, 2015, the Company formed a 55% owned subsidiary entitled “Vanguard Energy Inc,” (“VE”) a California corporation with an individual Michael Alexander Laub as the 45% owner. Vanguard Energy Inc. will be based at 924 Calle Negocio Unit B, San Clemente, CA 92673. Mr. Laub currently is the Chief Executive Officer of CNG United LLC that he founded in 2008. CNG United is in the business of Alternative Fuels safety & education. CNG United, conducts vehicle conversions and safety training classes nationally on a regular basis. CNG United also sells conversion systems, CNG parts & accessories to CNG United national network of CNG technician graduates, as well as corporate fleets and municipalities.

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

The accounts of VE is consolidated with the accounts of the Company and an amount of $450 has been recorded as owned by minority owners as of September 30, 2015.

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

NOTE 10 – EQUITY

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

As of September 30, 2015 we have 7,000,000 Class B common stock outstanding and 18,042,674 Class A common stock outstanding.

NOTE 11 – SALE OF COMMON STOCK

In February 2015, we began selling Class A Common Stock of our Company for $0.15 cents per share through our Direct Public Offering registered with the Security and Exchange Commission that we terminated as of June 30, 2015. We sold 964,674 Class A Common Stock of our Company for a value of $144,701 and gave to 14 associates 875,000 Class A Common Stock of our Company for an aggregate value of $131,250 for certain work performed and to be performed for us. We have recorded them as consulting fee expenses of the Company.

NOTE 12 – SALE OF UNREGISTERED SECURITIES

On September 1, 2015 we sold 10,000 Class A restricted Common Stock of our Company at $0.15 cents in a private exempt offering to one state of Florida resident. Also in the month of September we issued additional 743,000 Class A restricted Common Stock with an aggregate value of $111,450 to the following individuals and a corporation as fees for various services:

Clifford Hunt Esq	45,000	0.15	6,750
Lynx mgt	18,000	0.15	2,700
Kazuko Kusunoki	50,000	0.15	7,500
Eugene Nichols	100,000	0.15	15,000
James New	10,000	0.15	1,500
Bo Engberg	10,000	0.15	1,500
High Tech Fueling, Service and Distribution Inc.	510,000	0.15	76,500
	743,000		111,450

High Tech Fueling, Service and Distribution Inc (HFSD) is a related entity that provided services to NGFC since its inception and thus NGFC Board agreed to give HFSD 510,000 shares valued at $0.15 cents per share plus $1,000 in cash that added up to a total value of $77,500 as management fees. These shares were issued on September 28, 2015 and the Company filed the required insider forms (Form 4) with the Security and Exchange Commission to disclose this to the public also on September 28, 2015.

NOTE 13 – RELATED PARTY TRANSACTIONS

On September 28, 2015, the Company issued High Tech Fueling, Service and Distribution Inc (HFSD) 510,000 restricted Class A Common Stock priced at $0.15 cents per share for a total value of $76,500 and $1,000 in cash as Management Fee. HFSD began as a US based corporation to set up Natural Gas fueling stations in China in joint venture with a Chinese corporation that led to the inception of NGFC Equities, Inc. in the USA first to focus on setting up similar NG stations in the USA and then changing its strategy to become a holding company yet focus on setting up NG stations through its energy division. The major shareholders of HFSD are also major shareholders of NGFC. HFSD also has certain minority shareholders who helped the inception and formation of HFSD that led to the formation of NGFC and thus the Board of Directors of NGFC decided to give HFSD a one time management fee in return for the work HFSD did to conceive NGFC that NGFC will record as organization cost.

Also the Company gave its President Eugene Nichols 100,000 shares valued at $15,000 in total and gave two of the directors Bo Engberg and James New 10,000 shares each with a valuation of $1,500 each.

On October 28, 2014 Goran Antic the Majority shareholder and the Chief Executive Officer of ECIL loaned to ECIL $30,000 at 5% per annum interest. As of the date of the Company acquired 55% of ECIL the balance was $23,625.

For the year ending September 30, 2015 ECIL paid interest expenses of $1,271 and $5,051of principal payments on that loan and the balance of the loan payable to Mr. Antic as of September 30, 2015 is $18,554. This is an unsecured note with interest at 5% per annum accruing quarterly and with the principal paid back only when cash flow is available.

NOTE 14 – INCOME TAXES

As of September 30, 2015, the Company had net operating loss carry forwards of $173,708 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2015.

Net Operating loss carry-forward

$   444,455

Net adjustments to taxes

     270,747

Adjusted NOL carry-forward

     173,708

Total deferred tax assets

       60,798

Less valuation allowances

      (60,798)

Net deferred tax asset

$              0

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

Net Operating loss carry-forward

$   81,551

Total deferred tax assets

$   28,543

Less valuation allowances

$  (28,543)

Net deferred tax asset

$            0

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

NOTE 15 – SUBSEQUENT EVENTS

On November 15, 2015 we gave 50,000 shares of Class A Common Stock to Mr. Nihal Goonewardene, a resident of Maryland, valued at $0.15 cents per share with a total value of $7,500 as consulting fees.  Mr. Goonewardene will be involved in seeking out global businesses for us to acquire for cash and stock of our company and also promoting our company with foreign investors.