Form 10-Q
period 2015-12-31
NGFC Equities, Inc.
filed 2016-01-25
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

or

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

As of the filing date of this report the registrant had 18,092,674 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding.

NGFC EQUITIES, INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

NGFC Equities, Inc.
Consolidated Balance Sheets
(Unaudited)
	December 31, 2015	September 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$553,140	$444,775
Marketable securities	42,851	195,461
Inventory	4,156	4,156
Total current assets	600,147	644,392

Fixed assets
Software, net	3,745	3,995

Other assets
Goodwill	361,049	361,049
Customer list-net of amortization	108,333	120,833
	469,382	481,882

Total assets	$1,073,274	$1,130,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Credit Card payable	$13,967	$14,387
Deferred revenue	-	33,953
Loan payable- officer	6,400	18,554
Rent payable	1,800	1,200
Total current liabilities	22,167	68,094

Stockholders' equity
Preferred stock: $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 18,092,674 and 18,042,674 shares issued and outstanding for the period end	1,809	1,804
Class B Common stock: $.0001 par value; 60,000,000 shares authorized, 7,000,000 shares issued and outstanding for the period end	700	700
Additional paid-in capital	1,040,187	1,032,692
Accumulated deficit	(556,147)	(513,489)
Total stockholders' equity	486,549	521,707
Non Controlling Interest	564,558	540,468
Total Equity	1,051,107	1,062,175

Total liabilities and stockholders' equity	$1,073,274	$1,130,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Operation (Unaudited)

NGFC Equities, Inc.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
Revenue
Sales	$84,865	$-
Cost of good sold
Purchases - Parts and Materials	18,635	-
Total Cost of Good Sold	18,635	-

Gross profits	66,230	-

Operating expenses
Legal fees	2,590	4,950
Accounting fees	5,000	5,200
Officer compensation	16,637	6,000
Depreciation and amortization	12,750	250
Consulting fees	14,250	-
General and administrative	17,811	11,600
Total operating expenses	69,038	28,000

Loss from operations	(2,808)	(28,000)

Other income
Refunds	-	1,500
Realized gain on marketable securities	39,067	494
Unrealized loss on marketable securities	(55,834)	(2,852)
Dividends received	1,007	140
Total other income	(15,760)	(718)

Net loss	(18,568)	(28,718)
Less: Net Loss attributable to the Non Controlling Interest	(24,090)	-

Net loss attributable to NGFC common shareholders	(42,658)	(28,718)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	25,045,201	19,018,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

NGFC Equities, Inc.
Statements of Cash Flows
(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net loss	$(18,568)	$(28,718)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	12,750	250
Realized gain on marketable securities	39,067	(494)
Unrealized loss on marketable securities	(55,834)	2,852
Dividends received	1,007	(140)
Stock based compensation	7,500	-
Changes in operating assets and liabilities:
Deferred revenue	(33,953)	-
Other payables	(420)	-
Accrued expenses	600	600
Net cash used in operating activities	(47,851)	(25,650)

Investing activities:
Cash received (paid) for available for sale securities	168,370	(4,099)
Purchase of software	-	(4,995)
Net cash used in investing activities	168,370	-9,094

Financing activities:
Principal payments on related party loan	(12,154)	-
Net cash provided by financing activities	(12,154)	-

Net increase (decrease) in cash	108,365	(34,744)
Cash at beginning of period	444,775	82,819

Cash at end of period	$553,140	$48,075

Supplemental disclosures:
Cash paid for:
Interest	$187	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NGFC Equities, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation. We have consolidated the financial statements of ECI-LATAM Inc. (ECIL) and Vanguard Energy Inc. (VE) that we own 55% of and La Veles Inc. (LVI) of that we own 80.49% of with the financial statements of our Company.  Both VE and LVI that began in FY 2015 have had no operations.  100% of the revenue of ECIL for the quarter ended December 31, 2015, came from a single customer.

The accompanying unaudited consolidated financial statements include all accounts of the Company and in the opinion of management, reflect all adjustments, which include all normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the period from October 1, 2015 to December 31, 2015. The unaudited consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation.

This financial statement period is not an indicative of the results to be expected for the year ending September 30, 2016, or for any other interim period in future. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the fiscal year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission on December 28, 2015.

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities are classified as held-for-trading and are presented in the consolidated balance sheets at fair value.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Both the Company and its subsidiary NGFC Limited Partnership have investment and trading accounts with Interactive Brokers LLC (IB) and keep part of this account in cash and part in marketable securities transferring balance between these two accounts as trades occur. The Company has classified marketable securities account at level 1 in consolidated NGFC Equities, Inc. with a fair value of $42,851 as of December 31, 2015 and $195,461 as of September 30, 2015. As of December 31, 2015 and September 30, 2015 the consolidated cash balances of these accounts with IB were $359,427 and $222,576 respectively.

For the quarter ended December 31, 2015 and 2014 the realized gains from investment accounts were $40,195 and $494 respectively.  Unrealized losses from the accounts for corresponding quarters were $55,834 and $2,852 respectively. The dividends for the quarter ended December 31, 2015 and 2014 were $1,007 and $140 respectively. For the quarter ended December 31, 2015 $167,242 in net cash was received from sale of securities and for the quarter ended December 31, 2014 net cash of $4,099 was paid to acquire securities.

NOTE 4 – ACQUISITIONS OF ECI-LATAM INC.

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

Following table illustrates the Proforma profit and loss of ECIL for the quarter ended December 31, 2015 and 2014

	Quarter ended 12/31/15	Quarter ended 12/31/14
Revenue	84,865	87,165

Net Income	51,622	813

Net Income per share	0.0034	0.0001

Basic and Diluted per common share	15,000,000	15,000,000

NOTE 5 – EQUITY

On November 15, 2015 we gave 50,000 shares of Class A Common Stock to Mr. Nihal Goonewardene, a resident of

Maryland, valued at $0.15 cents per share with a total value of $7,500 as consulting fees.  Mr. Goonewardene will be involved in seeking out global businesses for us to acquire for cash and stock of our company and also promoting our company with foreign investors.

At a Board meeting of NGFC held on December 30, 2015, the board approved to give two entrepreneurs in Eastern Europe (EU)--Boris Abramovic (BA) and Valentin Vicic (VV) (Jointly AV) who have agreed to and have been working with us, talking to investors in EU who are interested in investing in NGFC and also talking to successful businesses in EU who may wish to merge their operations with NGFC—an opportunity to buy one million of unregistered Class A Common Stock of  NGFC  at .18 cents per share in various installments in ten years. The first installment of $967 payment on that series of payments would be paid by NGFC on behalf of each of them, as consulting fees to AV. We have not executed that agreement yet but plan to execute after we conclude our final discussions. The Company believes that EU is a fast growing geographic location and that NGFC may be able to find many successful businesses who may consider joining with NGFC for mutual benefit and AV could play a major role in finding such companies for us.

NOTE 6 – RELATED PARTY TRANSACTIONS

On October 28, 2014 Goran Antic the Majority shareholder and the Chief Executive Officer of ECIL loaned to ECIL $30,000 at 5% per annum interest. As of the date of the Company acquired 55% of ECIL the balance was $23,625. For the year ended September 30, 2015 ECIL paid interest expenses of $1,271 and $5,051 of principal payments on that loan and the balance of the loan payable to Mr. Antic as of September 30, 2015 is $18,554.

For the quarter ended December 31, 2015 interest paid on the account was $187 and $12,154 was paid as principal payment. The balance of the loan as of December 31, 2015 is $6,400. This is an unsecured note with interest at 5% per annum accruing quarterly and with the principal paid back only when cash flow is available.

Kazuko Kusunoki, the vice president administration is paid $2,000 in fees per month to handle bookkeeping, computerized filing and system administration. She is the spouse of the CEO Andrew Weeraratne.

NOTE 7 – SUBSEQUENT EVENTS

As described on the 8-K the Company filed with the SEC on May 19, 2015, the Company formed a 55% owned subsidiary entitled “Vanguard Energy Inc.,” (“VE”) a California corporation with an individual Michael Alexander Laub as the 45% owner to be based at 924 Calle Negocio Unit B, San Clemente, CA 92673 to focus on buying established gasoline stations and adding Natural Gas (NG) bays along with conversion garages to convert vehicles to run on NG. VE planned to expand that operation nationwide in joint venture “Franchise” opportunity with mechanics that Mr. Laub already has built relationships.

However, there have been no operations in VE to the current date and it appears that VE may not begin any operations in the foreseeable future. Therefore at a of Directors meeting held on January 23,2016 the board decided to terminate any relationship the Company has with VE and focus on the business of its Energy and Retail Division through parent Company only. Under this new arrangement the Company plans to sign an agreement with Mr. Laub to act as a consultant for the Company with compensation for Mr. Laub to be based on his performance.

In August of 2015, we formed La Veles Inc. to manufacture and distribute an anti-infectious cream to treat dairy animal suffering from mastitis and udder edema that began as animal health division under ECI-LATAM Inc. in May 2015.  We were talking with some joint venture partners in Serbia to manufacture this cream as a subsidiary of La Veles. However after further discussion we have agreed not to be involved in the manufacture of such cream but be involved only in the distribution of such cream. On the 7th of January 2016, La Veles Inc. bought back all the minority shares owned by its minority owners for $190.00 and transferred the balance of the funds it had in the bank account to the Company to be recorded as management fees.

At a Board of Directors meeting held on January 23, 2016 the board decided to let ECIL distribute that cream and not get La Veles be involved in that business anymore and La Veles to be held as an 100% owned subsidiary of the Company to be used for some other purpose in the future.

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

Overview

NGFC Equities, Inc. (“NGFC”, “the Company”, “our”, “us”) began on October 2, 2013 and changed our name from Natural Gas Fueling and Conversion Inc. to NGFC Equities, Inc. on February 25, 2015. When we formed our company our focus was to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and natural gas (NG) fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to liquefied natural gas (LNG) and compressed natural gas (CNG); and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States and also to build a convenience store to serve our customers in each of our locations.

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

In March 2015, we formed NGFC Limited Partnership (“NGLP”, “the Partnership”) with NGFC Equities, Inc. as the General Partner. One of the purposes of the Partnership is to raise funds in the private market to acquire gasoline stations that the Partnership would lease back to the Company to generate a fixed return. The Partnership also will invest its funds buying shares of public companies with excellent fundamental values. One of the unique features of the Partnership is an option the limited partners to the partnership will have to convert 100% of their contributed capital regardless of the balance of the capital account to shares of NGFC at a pre-agreed strike price within a pre-agreed period.

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

We are currently conducting due diligence on several existing fueling stations in the Miami, Florida area which the Company believes are suitable acquisition targets. However, it remains the Company’s preference to purchase land and build an Operational Unit based on our own designs. In order to acquire any fueling stations or begin building our own operational units we need to raise funds. Currently we have no commitments to realize such additional funds needed to build an operational unit. Our ability to raise additional funds to build our operational units may depend on us operating our smaller gasoline and diesel fuel station successfully and/or due to our exposure to potential investors by being in the business, for which there is no guarantee.

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

However, there have been no operations in VE to the current date and it appears that VE may not begin any operations in the foreseeable future. Therefore at a of Directors meeting held on January 23, 2016 the board decided to terminate any relationship the Company has with VE and focus on the business of its Energy and Retail Division through parent Company only. Under this new arrangement the Company plans to sign an agreement with Mr. Laub to act as a consultant for the Company with compensation for Mr. Laub to be based on his performance.

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

NGFC LIMITED PARTNERSHIP

As disclosed on the 8-K the Company filed with the Security and Exchange Commission on March 24, 2015, the Company set up NGFC Limited Partnership (“NGLP”, “the Partnership”) with the Company acting as the General Partner. One objective of the Partnership is to raise funds in the private market through any exempt offerings to acquire gasoline stations that the Partnership would lease back to the Company to earn a fixed return. The Partnership also will invest its funds in the financial markets. As of December 31, 2015, the Company has contributed $35,000 as capital to the Partnership and the Partnership financial statements have been consolidated with the financial statements of NGFC Equities, Inc. in preparing our quarterly reports (10-Q) filed with the SEC.

NGFC Limited Partnership located at 7135 Collins Ave, Miami Beach, FL 33141, currently raising funds up to a maximum of $1,000,000 pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. As of the filing date of this report the Partnership has raised $485,350 from 13 limited Partners.

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

The Company, ECI-LATAM INC. (“ECIL”), 55% of which we purchased was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period of these financial statements have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment. Mr. Antic has been talking to other larger Medical Equipment companies to see if ECIL could take over the maintenance, repair and selling accessories to the users of their equipment also. Most large medical equipment companies have their in-house maintenance company to take care of maintenance and repairs of their equipments. Mr. Antic discovered that often clients prefer to have an independent company with an expert knowledge in the machinery doing such work and thus launched his own company to provide such services. Currently all installation and maintenance work is being done by Goran Antic, the sole employee and the CEO of the company.  100% of revenue of ECIL came from one major client from its inception till the end of December 31, 2015 quarter. ECIL is currently talking to a few other companies to negotiate contracts to maintain and repair Getinge manufactured medical equipment used by a few other end users in South America and Caribbean.

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

NGFC LIMITED PARTNERSHIP

As of December 31, 2015, the Company has contributed $35,000 as capital to the Partnership (“NGLP”, “the Partnership”). The Partnership financial statements are consolidated with the financial statements of NGFC Equities, Inc. The Partnership is currently rising up to a maximum of $1,000,000 pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. As of the filing date of this report the Partnership has raised $485,350 from 13 limited Partners.

NGLP has opened an investment account with Interactive Brokers to invest the Partnership funds in fundamentally strong stocks.  We believe we can make a better return by investing our cash in dividend paying fundamentally strong stocks through NGLP than keeping money in any other form.

Results of Operation

Our consolidated operations had operating revenues of $84,865 for the three months ended December 31, 2015 and no operating revenue for the three months ended December 31, 2014. We have incurred net operating losses in the amount of $18,568 and $28,718 respectively for the same periods. From our inception to-date our activities have been primarily financed from the proceeds of a private offering the Company commenced in October 2013 and completed in November 2013 and our Direct Public Offering we began in February 2015 and closed on June 30, 2015.

For the three months ended December 31, 2015 and 2014, professional fees expenses were $7,590 and $10,150 respectively and the general and administrative expenses were $17,811 and $11,600 respectively. Officer compensation for the three months ended December 31, 2015 and 2014 were $16,637 and $6,000 respectively and consulting fees for the three months ended December 31, 2015 (including stock compensation) was $14,250 and there was no consulting fees for the three months ended December 31, 2014. Depreciation and amortization for the three months ended December 31, 2015 and 2014 were $12,750 and $250 respectively. The increase in amortization for December 31, 2015 reflects the amortization of customer list we purchased with the acquisition of ECIL.

Liquidity and Capital Resources

For our Energy and Retail division, we will require approximately $5.8 million of available capital for each proposed Operational Unit comprised of a combined gasoline, diesel and NG fueling service station along with a convenience store and a vehicle conversion station. We plan to raise such capital through another offering in the future. Until such capital becomes available we plan to continue operations with the funds we have available on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available.

We believe our operational strategy which focuses on using low overhead costs will avail us to manage our current operational activities for approximately 18 to 24 months. During the next 12 months or until such time that we raise enough capital to begin building or purchase our Operational Units, we will be using our working capital to attend investors’ conferences and tradeshows, participating in road shows to meet with potential investors, traveling to meet with investors and paying professional fees needed to comply with SEC regulations. We believe our monthly burn rate to operate the parent company to be approximately between $4,000 and $5,000. The consolidated Company had approximately $553,140 in cash on hand and $42,851 in marketable securities as of December 31,

2015. Out of our cash and Marketable securities, $489,492 belongs to NGFC Limited Partnership. We believe we can sustain our operations for approximately 18 to 24 months even if we do not raise additional funds within that period. ECIL had $45,308 cash on as of December 31, 2015. ECIL expects its salaries and overhead to be about $6,000 per month and expects to make enough monthly cash flow from maintenance work and sale of accessories to carry on its activities.

The Company will receive 30% of any capital gain NGFC Limited Partnership (NGLP) makes when the market value of cash and stock in NGLP exceeds the total contribution. We believe in the next few months we will be in a position to receive such cash flow from NGLP but there is no assurance that NGLP will make capital gains and the Company will be able to receive 30% of such gains. For the quarter ended December 31, 2015 the Company‘s capital gain from NGLP was $1,128.

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

As a public company, we will be subject to certain reporting and other compliance requirements of a publicly reporting company.  We will be subject to certain costs for such compliance which private companies may not choose to make.  We have identified such costs as being primarily for audits, legal services, filing expenses, financial and reporting controls and shareholder communications and estimate the cost to be approximately $30,000 annually if the activities of our Company remain somewhat the same for the next few months. We have included such costs in our monthly cash flow needs and expect to pay such costs from a combination of cash on hand and with some shares of our company and the proceeds of any future offering and cash generated by revenue from our planned Operating Units.

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

The Company has generated only limited revenue through its healthcare subsidiary and has incurred losses since inception resulting in an accumulated deficit of $556,147 as of December 31, 2015 and $513,489 as of December 31, 2014 and further losses are anticipated in the development of its business.   Currently, we have no written or oral communication from stockholders, directors or any officers to provide us any forms of cash advances, loans or sources of liquidity to meet our working capital needs or long-term or short-term financial needs.

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

The Board of Directors’ of the Company at a meeting held on March 10, 2015, approved to form NGFC Limited Partnership (“Partnership”), a Florida Limited Partnership effective as of March 24, 2015, and entered into an agreement for the Company to be the General Partner of the Partnership.  The Company filed a Form 8-K with the SEC disclosing the formation of the Partnership. The Partnership, located at 7135 Collins Ave No. 624, Miami Beach, FL 33141, is currently offering up to one million dollars ($1,000,000) of its limited partnership interests (the “Interests”) only to 99 Limited Partners (“LP”) out of which 64 would be Accredited Investors (as defined under the Investment Act of 1940, as amended, and the rules and regulations thereunder) and to 35 sophisticated investors to invest a minimum of $50,000 each in the Partnership.  The Partnership intends to offer the Interests pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506.

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

o

The Partnership will grant all Limited Partners the option to convert one hundred percent of the capital they have contributed to the Partnership to shares of the General Partner, NGFC Equities, Inc. at the strike price of thirty cents ($0.30 cents) per share within one year of closing the private offering.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2015, we issued 50,000 unregistered Class A Common Stock to Mr. Nihal Goonewardene, a resident of Maryland, as consulting fees.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

As described on the 8-K the Company filed with the SEC on May 19, 2015, the Company formed a 55% owned subsidiary entitled “Vanguard Energy Inc,” (“VE”) a California corporation with an individual Michael Alexander Laub as the 45% owner to be based at 924 Calle Negocio Unit B, San Clemente, CA 92673 to focus on buying established gasoline stations and adding Natural Gas (NG) bays along with conversion garages to convert vehicles to run on NG. VE planned to expand that operation nationwide in joint venture “Franchise” opportunity with mechanics that Mr. Laub already has built relationships.

However, there have been no operations in VE to the current date and it appears that VE may not begin any operations in the foreseeable future. Therefore at a of Directors meeting held on January 23, 2016  the board decided to terminate any relationship the Company has with VE and focus on the business of its Energy and Retail Division through parent Company only. Under this new arrangement the Company plans to sign an agreement with Mr. Laub to act as a consultant for the Company with compensation for Mr. Laub to be based on his performance.

In August of 2015, we formed La Veles Inc. to manufacture and distribute an anti- infectious cream to treat dairy animal suffering from mastitis and udder edema that began as animal health division under ECI-LATAM Inc. in May 2015.  We were talking with some joint venture partners in Serbia to manufacture this cream as a subsidiary of La Veles. However after further discussion we have agreed not to be involved in the manufacture of such cream but be involved only in the distribution of such cream. On the 7th of January 2016, La Veles Inc. bought back all the minority shares owned by its minority owners for $190.00 and transferred the balance of the funds it had in the bank account to the Company to be recorded as management fees.

At a Board of Directors meeting held on January 23, 2016  the board decided to let ECIL to distribute that cream and not get La Veles be involved in that business anymore and La Veles to be held as an 100% owned subsidiary of the Company to be used for some other purpose in the future.

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

NGFC Equities, Inc.

Date: January 25, 2016	By:	/s/ I. Andrew Weeraratne
Name: I. Andrew Weeraratne
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)