Form 10-Q
period 2016-03-31
NGFC Equities, Inc.
filed 2016-05-12
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55456

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

As of May 12, 2016 the registrant had 18,092,674 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding.

NGFC EQUITIES, INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

NGFC Equities, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2016	September 30, 2015
ASSETS
Current assets
Cash and cash equivalent	$394,298	$444,775
Marketable securities	242,801	195,461
Loan receivable related parties	687	-
Inventory	4,894	4,156
Total current assets	642,680	644,392

Fixed assets
Software, net	3,495	3,995

Other assets
Goodwill	361,049	361,049
Customer list-net of amortization	95,833	120,833
	456,882	481,882

Total assets	$1,103,057	$1,130,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Credit Card payable	$2,384	$14,387
Deferred revenue	-	33,953
Loan payable officer	-	18,554
Rent payable	2,400	1,200
Total current liabilities	4,784	68,094

Stockholders' equity (deficit)
Preferred stock: $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 18,092,674 and 18,042,674 shares issued and outstanding for the period end	1,809	1,804
Class B Common stock: $.0001 par value; 60,000,000 shares authorized, 7,000,000 shares issued and outstanding for the period end	700	700
Additional paid-in capital	1,040,187	1,032,692
Accumulated deficit	(558,254)	(513,489)
Total stockholders' equity (deficit)	484,442	521,707
Non Controlling Interest	613,831	540,468
Total Equity	1,098,273	1,062,175

Total liabilities and stockholders' equity (deficit)	$1,103,057	$1,130,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Operation (Unaudited)

NGFC Equities, Inc.
Consolidated Statements of Operations
(Unaudited)
	6 Months Ended	6 Months Ended	3 Months Ended	3 Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenue
Sales	$144,862	$13,200	$59,997	$13,200
Cost of good sold
Purchases - Parts and Materials	54,098	12,347	35,464	12,347
Total Cost of Good Sold	54,098	12,347	35,464	12,347

Gross profits	90,764	853	24,533	853

Operating expenses
Legal fees	4,535	7,950	1,945	1,750
Accounting fees	12,700	6,750	7,700	54
Officer compensation	31,637	15,000	15,000	9,800
Depreciation and amortization	25,500	4,667	12,750	-
Consulting fees	20,250	-	6,000	-
General and administrative	26,420	20,114	8,609	8,852
Total operating expenses	121,042	54,481	52,004	20,456

Loss from operations	(30,278)	(53,628)	(27,471)	(19,603)

Other income
Long term capital loss	(550)	-	(550)	-
Realized gain on marketable securities	117,085	1,194	78,018	-
Unrealized loss on marketable securities	(107,286)	(2,204)	(51,452)	-
Dividends received	1,109	333	102	-
Total other income/(loss)	10,358	(677)	26,118	-

Net loss	(19,920)	(54,305)	(1,353)	(19,603)
Less: Net Income/(Loss) attributable to the Non Controlling Interest	(24,820)	2,285	(730)	2,285

Net loss attributable to NGFC Shareholders	(44,740)	(52,020)	(2,083)	(17,318)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	25,046,438	20,271,845	25,046,438	20,271,845

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

NGFC Equities, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(19,920)	$(54,305)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	25,500	4,667
Realized gain on marketable securities	117,085	-
Unrealized loss on marketable securities	(107,286)	2,204
Dividends received	1,109	-
Stock based compensation	7,500	-
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Inventory	(738)	-
Deferred revenue	(33,953)	-
Accounts payables	(12,003)	(2,640)
Accrued expenses	1,200	2,700
Net cash used in operating activities	(21,506)	(45,374)

Investing activities:
Loans to related party	(687)	(150)
Cash received from ECIL	-	33,335
Purchase of software	-	(4,995)
Purchase of investment	(9,730)	(20,430)
Net cash used in investing activities	(10,417)	7,760

Financing activities:
Principal payment of shareholder loan	(18,554)
Proceeds from sale of common stock	-	85,850
Net cash provided by financing activities	(18,554)	85,850

Net increase (decrease) in cash	(50,477)	48,236
Cash at beginning of period	444,775	82,819

Cash at end of period	$394,298	$131,055

Supplemental disclosures:
Cash paid for:
Interest	$387	$-
Income taxes	$-	$-

Non cash investing and financing activity
Net assets purchased from ECIL	$-	$584,785
Class A shares issued to ECIL	$-	$450,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NGFC Equities, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation. We have consolidated the financial statements of ECI-LATAM Inc. (ECIL) that we own 55% of and NGFC Limited Partnership (NGLP) of which we are the General Partner and receive 30% of gains, with the financial statements of our Company.  About 70% of the revenue of ECIL for the quarter ended March 31, 2016, came from a single customer.

The accompanying unaudited consolidated financial statements include all accounts of the Company and in the opinion of management, reflect all adjustments, which include all normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the period from October 1, 2015 to March 31, 2016. The unaudited consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Both the Company and its subsidiary NGFC Limited Partnership have investment and trading accounts with Interactive Brokers LLC (IB) and keep part of this account in cash and part in marketable securities transferring balance between these two accounts as trades occur. The Company has classified marketable securities account at level 1 in consolidated NGFC Equities, Inc. with a fair value of $242,801 as of March 31, 2016 and $195,461 as of September 30, 2015. As of March 31, 2016 and September 30, 2015 the consolidated cash balances of these accounts with IB were $215,339 and $222,576 respectively.

For the periods ended March 31, 2016 and 2015 the realized gains from investment accounts were $117,085 and $ 1,194 respectively.  Unrealized losses from the accounts for corresponding periods were $107,286 and $2,204 respectively. The dividends for the periods ended March 31, 2016 and 2015 were $1,109 and $333 respectively. For the period ended March 31, 2016 and 2015, $9,730 and $20,430 respectively was paid to purchase securities.

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

Following table illustrates the Proforma profit and loss of ECIL for the 3 and 6 months ended March 31, 2015 and 2015

	6 Months Ending	3 Months Ending
	March 31, 2015	March 31, 2015
Revenue	102,369	13,200
Net Income	(58,182)	(17,318)
Net Income per share	(0.00)	(0.00)

NOTE 5 – EQUITY

On November 15, 2015 we gave 50,000 shares of Class A Common Stock to Mr. Nihal Goonewardene, a resident of Maryland, valued at $0.15 cents per share with a total value of $7,500 as consulting fees.  Mr. Goonewardene will be involved in seeking out global businesses for us to acquire for cash and stock of our company and also promoting our company with foreign investors.

At a Board meeting of NGFC held on December 30, 2015, the board approved to give two entrepreneurs in Eastern Europe (EU)--Boris Abramovic (BA) and Valentin Vicic (VV) (Jointly AV) who have agreed to and have been working with us, talking to investors in EU who are interested in investing in NGFC and also talking to successful businesses in EU who may wish to merge their operations with NGFC—an opportunity to buy one million of unregistered Class A Common Stock of NGFC at .18 cents per share in various installments in ten years. The first installment of $967 payment on that series of payments would be paid by NGFC on behalf of each of them, as consulting fees to AV. We have not executed that agreement yet and plan to execute only after we conclude final discussions. The Company believes that EU is a fast growing geographic location and that NGFC may be able to find many successful businesses who may consider joining with NGFC for mutual benefit and believe AV could play a major role in finding such companies for us.

At a Board of Directors meeting held on February 29, 2016 the Board approved for an Equity Line sale of $3,000,000 worth of NGFC shares to Southridge Partners II LP at a 90% discount on $0.40 cents per share, the price at which our shares were sold last on OTCPink.  Pursuant to this equity line we filed a S-1and subsequently a S-1/A (Amendment Number 1) to get SEC effectiveness for Southridge to sell 7,500,000 shares of our Class A Common Stock on March 29, 2016. Under the terms of the Equity Purchase Agreement, if Southridge cannot sell shares at $0.40 cents per share then they could sell at a lower price (with our approval).  We also issued a note for $50,000 to Southridge as payment with reference to this agreement.

The Board also approved to extend the option of Limited Partners of NGFC Limited Partnership (NGLP) to convert their limited partnership capital with NGLP to restricted shares of NGFC Class A Common Stock at $0.30 cents per share prior to March 31, 2017 at the Board meeting held on February 29, 2016.

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

For the period ended March 31, 2016 interest paid on the account was $333 and $18,554 was paid as principal payment. Loan has been fully paid of March 31, 2016. This was an unsecured note with interest at 5% per annum accruing quarterly. As March 31, 2016 this loan has been fully paid.

Loan Receivable $687 represent $537 over payment from ECIL when paying back the shareholder loan to the CEO Goran Antic and $150 Florida annual corporate Registration fees NGFC paid on behalf of High Tech Fueling and Distribution Inc, (HFSD). Goran Antic will pay back the $537 and HFSD will pay back the $150 to NGFC in next quarter.

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

In March 2015, we formed NGFC Limited Partnership (“NGLP”, “the Partnership”) with NGFC Equities, Inc. as the General Partner. One of the purposes of the Partnership is to raise funds in the private market to acquire gasoline stations that the Partnership would lease back to the Company to generate a fixed return. The Partnership also will invest its funds buying shares of public companies with excellent fundamental values. One of the unique features of the Partnership is an option, the limited partners to the partnership will have to convert 100% of their contributed capital regardless of the balance of the capital account to shares of NGFC at a pre-agreed strike price within a pre-agreed period.

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

Healthcare Division

The Company began the Health Care Division with the acquisition of 55% of ECI-LATAM INC. (“ECIL”), a company incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of March 31, 2016 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs from the inception of ECIL to March 31, 2016 have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment.

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

NGFC LIMITED PARTNERSHIP

As disclosed on the 8-K the Company filed with the Security and Exchange Commission on March 24, 2015, the Company set up NGFC Limited Partnership (“NGLP”, “the Partnership”) with the Company acting as the General Partner. One objective of the Partnership is to raise funds in the private market through any exempt offerings to acquire gasoline stations that the Partnership would lease back to the Company to earn a fixed return. The Partnership also will invest its funds in the financial markets. As of March 31, 2016, the Company has contributed $16,721 as capital to the Partnership and the Partnership financial statements have been consolidated with the financial statements of NGFC Equities, Inc. in preparing our quarterly reports (10-Q) filed with the SEC.

NGFC Limited Partnership located at 7135 Collins Ave, Miami Beach, FL 33141, as of the filing date has raised $535,350 from 14 limited partners pursuant to a private exempt offering under the Securities and Exchange Commission (“SEC”) Regulation D, Rule 506.

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

The Company, ECI-LATAM INC. (“ECIL”), 55% of which we purchased was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period of these financial statements have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment. Mr. Antic has been talking to other larger Medical Equipment companies to see if ECIL could take over the maintenance, repair and selling accessories to the users of their equipment also. Most large medical equipment companies have their in-house maintenance company to take care of maintenance and repairs of their equipments. Mr. Antic discovered that often clients prefer to have an independent company with an expert knowledge in the machinery doing such work and thus launched his own company to provide such services. Currently all installation and maintenance work is being done by Goran Antic, the sole employee and the CEO of the company.  100% of revenue of ECIL came from one major client from its inception till the end of September 30, 2015. For the period ending Oct 1, 2015 to March 31, 2016, 60% of the revenue came from one customer. ECIL is currently talking to a few other companies to negotiate contracts to maintain and repair Getinge manufactured medical equipment used by a few other end users in South America and Caribbean.

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

NGFC LIMITED PARTNERSHIP

As of March 31, 2016, the Company has contributed $16,721 as capital to the Partnership (“NGLP”, “the Partnership”). The Partnership financial statements are consolidated with the financial statements of NGFC Equities, Inc. As of the filing date NGLP has raised $535,350 from 14 limited partners pursuant to a private exempt offering under the Securities and Exchange Commission (“SEC”) Regulation D, Rule 506.

NGLP has opened an investment account with Interactive Brokers to invest the Partnership funds in fundamentally strong stocks.  We believe we can make a better return by investing our cash in dividend paying fundamentally strong stocks through NGLP than keeping money in any other form.

Results of Operation

Our consolidated operations had operating revenues of $144,862 for the period ended March 31, 2016 and 13,200 operating revenue for the period ended March 31, 2015. We have incurred net operating losses in the amount of $44,740 and $52,020 respectively for the same periods. From our inception to-date our activities have been primarily financed from the proceeds of a private offering the Company commenced in October 2013 and completed in November 2013 and our Direct Public Offering we began in February 2015 and closed on June 30, 2015.

For the period ended March 31, 2016 and 2015, professional fees expenses were $17,235 and $14,700 respectively and the general and administrative expenses were $26,420 and $20,114 respectively. Officer compensation for the period ended March 31, 2016 and 2015 were $31,637 and $15,000 respectively and consulting fees for the period ended March 31, 2016 (including stock compensation) was $20,250 and there were no consulting fees for the period ended March 31, 2015. Depreciation and amortization for the period ended March 31, 2016 and 2015 were $25,500 and $4,667 respectively. The increase in amortization for March 31, 2016 reflects the amortization of customer list we purchased with the acquisition of ECIL.

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

We believe our operational strategy which focuses on using low overhead costs will avail us to manage our current operational activities for approximately 18 months. During the next 12 months or until such time that we raise enough capital to begin building or purchase our Operational Units, we will be using our working capital to attend investors’ conferences and tradeshows, participating in road shows to meet with potential investors, traveling to meet with investors and paying professional fees needed to comply with SEC regulations. We believe our monthly burn rate to operate the parent company to be approximately between $4,000 and $5,000. The consolidated Company had approximately $394,298 in cash on hand and $242,801 in marketable securities as of March 31, 2016. Out of our total cash and Marketable securities of $637,099, of which $532,186 belongs to NGFC Limited Partnership. We believe we can sustain our operations for approximately 18 months even if we do not raise additional funds within that period. ECIL had $34,719 cash on as of March 31, 2016. ECIL expects its salaries and overhead to be about $7,000 per month and expects to make enough monthly cash flow from maintenance work and sale of accessories to carry on its activities.

The Company will receive 30% of any capital gain NGFC Limited Partnership (NGLP) makes, as its General Partners (GP) when the market value of cash and stock in NGLP exceeds the total contribution. We believe in the next few months we will be in a position to receive such cash flow from NGLP but there is no assurance that NGLP will make capital gains and the Company will be able to receive 30% of such gains. For the period ended March 31, 2016 the Company‘s capital gains from NGLP as its General Partner was $16,900, GP share of dividends was $28. None of those were distributed to NGFC since total of those gains were offset by an equal amount of unrealized capital losses of $16,928.

In our Energy and Retail Division, if we succeed in opening one or more Operational Units, we anticipate that fuel sales at such stations along with convenience store sales to generate sufficient cash flow to support our operations after the first 10 months.  However, this estimate is based on our assumption of raising enough capital to build or acquire one or more gasoline stations and then generating significant revenues from fuel and convenience store sales.  There can be no assurance that such sales levels will be achieved.  Therefore, we may require additional financing through loans and other arrangements, including the sale of additional equity.  There can be no assurance that such additional financing will be available, or if available, can be obtained on satisfactory terms.  To the extent that any such financing involves the sale of our equity securities, the interests of our then existing shareholders, could be substantially diluted.  In the event that we do not have sufficient capital to support our operations we may have to curtail our operations.

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

Other than the potential for the NG market to not develop in the future as the Company currently anticipates, the Company is not aware of any other known trends, demands, commitments, events or uncertainties that will have, or are reasonably likely to have, a material impact on the Company’s revenues or income from continuing operations from our Energy and Retail division.

The Company has generated only limited revenue through its healthcare subsidiary and has incurred losses since inception resulting in an accumulated deficit of $558,254 as of March 31, 2016 and $513,489 as of September 30, 2015 and further losses are anticipated in the development of its business. Currently, we have no written or oral communication from stockholders, directors or any officers to provide us any forms of cash advances, loans or sources of liquidity to meet our working capital needs or long-term or short-term financial needs.

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

The Board of Directors’ of the Company at a meeting held on March 10, 2015, approved to form NGFC Limited Partnership (“Partnership”), a Florida Limited Partnership effective as of March 24, 2015, and entered into an agreement for the Company to be the General Partner of the Partnership.  The Company filed a Form 8-K with the SEC disclosing the formation of the Partnership. The Partnership, located at 7135 Collins Ave No. 624, Miami Beach, FL 33141, has raised $535,350 from 14 limited partners pursuant to a private exempt offering under the Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. The Partnership intends to continue to offer the Interests pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2016, we issued 50,000 unregistered Class A Common Stock to Mr. Nihal Goonewardene, a resident of Maryland, as consulting fees.

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

NGFC Equities, Inc.

Date: May 12, 2016	By:	/s/ I. Andrew Weeraratne
Name: I. Andrew Weeraratne
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)