Form 10-Q
period 2016-06-30
NGFC Equities, Inc.
filed 2016-08-11
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

As of August 10, 2016 the registrant had 18,092,674 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding.

NGFC EQUITIES, INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

NGFC Equities, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2016	September 30, 2015
ASSETS
Current assets
Cash and cash equivalent	$67,308	$87,983
Marketable securities	40,699	50,862
Inventory	4,959	4,156
Total current assets	112,966	143,001

Fixed assets
Software, net	3,245	3,995

Other assets
Goodwill	361,049	361,049
Customer list-net of amortization	83,333	120,833
Assets of discontinued operations	569,415	501,391
	1,013,797	983,273

Total assets	$1,130,008	$1,130,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Credit Card payable	$11,592	$14,387
Deferred revenue	-	33,953
Loan payable officer	-	18,554
Loan Payable Southridge	50,000	-
Accrued liabilities	6,653	1,200
Total current liabilities	68,245	68,094

Stockholders' equity (deficit)
Preferred stock: $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 18,092,674 and 18,042,674 shares issued and outstanding for the period end	1,809	1,804
Class B Common stock: $.0001 par value; 60,000,000 shares authorized, 7,000,000 shares issued and outstanding for the period end	700	700
Additional paid-in capital	990,187	1,032,692
Accumulated deficit	(509,304)	(513,489)
Total stockholders' equity (deficit)	483,392	521,707
Non Controlling Interest	578,371	540,468
Total Equity	1,061,763	1,062,175

Total liabilities and stockholders' equity (deficit)	$1,130,008	$1,130,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Operation (Unaudited)

NGFC Equities, Inc.
Consolidated Statements of Operations
(Unaudited)
	9 Months Ended	9 Months Ended	3 Months Ended	3 Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue
Sales	$184,800	$45,791	$39,938	$32,591
Cost of good sold
Purchases - Parts and Materials	75,894	12,359	21,796	12
Total Cost of Good Sold	75,894	12,359	21,796	12

Gross profits	108,906	33,432	18,142	32,579

Operating expenses
Legal fees	6,515	10,412	1,980	2,462
Accounting fees	17,512	10,050	4,812	3,300
Officer compensation	58,887	32,750	27,250	17,750
Depreciation and amortization	38,250	17,417	12,750	12,750
Consulting fees	26,250	142,750	6,000	136,520
General and administrative	42,752	17,142	17,084	3,258
Total operating expenses	190,166	230,521	69,876	176,040

Loss from operations	(81,260)	(197,089)	(51,734)	(143,461)

Other income/(loss)
Long term capital loss	(550)	-	-	-
Realized gain on marketable securities	43,407	2,163	9,997	969
Unrealized gain (loss) on marketable securities	(9,517)	(2,693)	12,896	(489)
Dividends received	839	333	304	-
Total other income/(loss)	34,179	(197)	23,197	480

Income (loss) from continuing operations	(47,081)	(197,286)	(28,537)	(142,981)
Income (loss) from discontinued operations	75,790	(426)	75,790	(426)
Net income (loss)	28,709	(197,712)	47,253	(143,407)
Less: Net income (loss) attributable to the Non Controlling Interest	(24,524)	(6,216)	1,715	(8,501)
Net income (loss) attributable to NGFC Shareholders	4,185	(203,928)	48,968	(151,908)

Basic and diluted loss per common share continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and diluted income (loss) per common share discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)

Basic and diluted income (loss) per common share	$0.00	$(0.01)	$0.00	$(0.01)

Basic and diluted weighted average number of common shares outstanding	25,084,432	21,295,485	25,092,674	23,532,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

NGFC Equities, Inc.
Statements of Cash Flows (Unaudited)
	9 Months Ended June 30, 2016	9 Months Ended June 30, 2015
Cash flows from operating activities:
Net income (loss)	$28,709	$(197,712)
Adjustments to reconcile net income from continuing
operations to cash used in operating activities:
Depreciation and Amortization	38,250	17,417
Realized gain on marketable securities	44,246	2,237
Unrealized loss on marketable securities	(9,517)	(3,071)
Dividends received	839	333
Stock based compensation	7,500	131,250
Changes in operating assets and liabilities:
Inventory	(803)	-
Prepaid expenses	-	2,000
Other assets	-	(2,500)
Deferred revenue	(33,953)	-
Accounts payables	5,453	(8,051)
Accrued expenses	(2,795)	3,300
Net cash provided by operating activities	77,929	(54,797)

Investing activities:
Cash received from ECIL	-	33,335
Loans to related party	-	(1,000)
Purchase of software	-	(4,995)
Purchase of investment	(94,270)	(8,873)
Net cash used in investing activities	(94,270)	18,467

Financing activities:
Principal payment of shareholder loan	(18,554)	-
Buyback of common stock	-	(15)
Sale of subsidiary interest for cash	-	110,000
Proceeds from sale of common stock	-	144,701
Net cash provided by financing activities	(18,554)	254,686

Net increase (decrease) in cash	(34,895)	218,356
Cash at beginning of period	444,775	82,819

Cash at end of period	$409,880	$301,175

Supplemental disclosures:
Cash paid for:
Interest	$1,097	$-
Income taxes	$-	$-

Non cash investing and financing activity
Net assets purchased from ECIL	$-	$489,444
Sale of subsidiary ownership for subs receivable	$-	$450
Class A shares issued to ECIL	$-	$450,000
Note issued for Equity Agreement	$50,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NGFC Equities, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation. We have consolidated the financial statements of ECI-LATAM Inc. (ECIL) that we own 55% of with the financial statements of our Company.

Major Customer

 Approximately 70% of the revenue of ECIL for the quarter ended June 30, 2016, came from a single customer.

Inventory

The inventory contains the spare parts ECIL has purchase for resale. We account for them under LIFO.

The accompanying unaudited consolidated financial statements include all accounts of the Company and in the opinion of management, reflect all adjustments, which include all normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the period from October 1, 2015 to June 30, 2016. The unaudited consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation.

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

NOTE 3 – DECONSOLIDATION OF SUBSIDIARY

On May 20, 2016 we deconsolidated NGFC Limited Partnership (NGLP) of which we were the General Partner and received 30% of gains and hence have been consolidating with our company since the inception of NGLP March 24, 2015, since we decided to resign as the general partner allowing NGLP to function as an independent partnership without us managing its business.  We have shown the deconsolidation of NGLP under the caption “Assets of discontinued operations” in our balance sheet. NGLP did not have any liabilities.  On our income statements of operations we have shown the net results of NGLP under “Income (loss) from discontinued operations.”  On our cash flow statements we chose the option to Combine cash flows from discontinued operations with cash flows from continuing operations within each cash flow category and add the cash and cash equivalents included in assets held for sale at the beginning and end of the period to the respective balances in the cash line item from the balance sheet and have reconciled the cash balance per cash flow statements with the cash balance per balance sheet as of June 30, 2016 and 2015 on a note to the financial statements.

Following schedule illustrates the Income (loss) from discontinued operations for the periods presented in the financial statements:

	9 Months Ended June 30, 2016	9 Months Ended June 30, 2015	3 Months Ended June 30, 2016	3 Months Ended June 30, 2015

Revenue	-	-	-	-
General & Administrative	$(2,400)	$(122)	$-	$(122)
Other income (loss)	78,190	(304)	75,790	(304)

Net earnings	$75,790	$(426)	$75,790	$(426)

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The Company has an investment and trading accounts with Interactive Brokers LLC (IB) and keep part of this account in cash and part in marketable securities transferring balance between these two accounts as trades occur.

Marketable securities have been valued at Level 1 and the value of marketable securities as of June 30, 2016 was $40,699 and $50,862 as of September 30, 2015.

For the nine months ended June 30, 2016 and 2015 the realized gains from investment accounts were $43,407 and $2,163 respectively.  Unrealized losses from the accounts for corresponding periods were $9,517 and $2,693 respectively. The dividends for the nine months ended June 30, 2016 and 2015 were $839 and $333 respectively.

For the quarters ended June 30, 2016 and 2015 the realized gains from investment accounts were $9,997 and $969 respectively.  Unrealized gains for the quarter ending June 30, 2016 was $12,896 and losses for the quarter ending June 30, 2015 was $489. The dividends for the quarters ended June 30, 2016 and 2015 were $304 and $0 respectively.

NOTE 5 – ACQUISITIONS OF ECI-LATAM INC.

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

Following table illustrates the Proforma profit and loss of the Company for the 3 and 9 months ended June 30, 2015 if ECIL has been acquired as of the first day of each period:

	9 Months Ending	3 Months Ending
	June 30, 2015	June 30, 2015
Revenue	134,959	32,591
Net loss	(208,490)	(142,982)
Net loss per share	(0.01)	(0.01)

NOTE 6 – EQUITY

On November 15, 2015 we gave 50,000 shares of Class A Common Stock to Mr. Nihal Goonewardene, a resident of Maryland, valued at $0.15 cents per share with a total value of $7,500 as consulting fees.  Mr. Goonewardene will be involved in seeking out global businesses for us to acquire for cash and stock of our company and also promoting our company with foreign investors.

At a Board of Directors meeting held on February 29, 2016 the Board approved an Equity Line sale of $3,000,000 worth of NGFC shares to Southridge Partners II LP at a 90% discount on $0.40 cents per share, the price at which our shares were sold last on OTCPink.  Pursuant to this equity line we filed an S-1 and subsequently a S-1/A (Amendment Number 1) to get SEC effectiveness for Southridge to sell 7,500,000 shares of our Class A Common Stock on March 29, 2016.   Our prospectus filed with the SEC to register the stock we plan to sell to Southridge was made effective August 9, 2016.

The Board approved to extend the option of Limited Partners of NGFC Limited Partnership (NGLP) to convert their limited partnership capital with NGLP to restricted shares of NGFC Class A Common Stock at $0.30 cents per share prior to March 31, 2017 at the Board meeting held on February 29, 2016.

NOTE 7- NOTE PAYABLE TO SOUTHRIDGE

We also issued a note for $50,000 to Southridge on March 23, 2016 at 7% interest per annum as payment with reference to the equity agreement in Note 6. This note is payable in total on December 31, 2016 with accrued interest.

We have recorded that amount as Loan payable to Southridge on our balance sheet and have charged additional-paid-in-capital account correspondingly since this is considered a cost of the equity financing and therefore can be treated as a reduction of the proceeds received from the sale of equity to Southridge.

NOTE 8 – RELATED PARTY TRANSACTIONS

On October 28, 2014 Goran Antic the Majority shareholder and the Chief Executive Officer of ECIL loaned to ECIL $30,000 at 5% per annum interest. As of the date of the Company acquired 55% of ECIL the balance was $23,625. For the year ended September 30, 2015 ECIL paid interest expenses of $1,271 and $5,051 of principal payments on that loan and the balance of the loan payable to Mr. Antic as of September 30, 2015 is $18,554.  This loan has been fully paid off as of June 30, 2016.

Kazuko Kusunoki, the vice president administration is paid $2,000 in fees per month to handle bookkeeping, computerized filing and system administration. She is the spouse of the CEO Andrew Weeraratne.

NOTE 9 – CASH FLOW STATEMENT

	9 Months Ended June 30, 2016	9 Months Ended June 30, 2015
Reconciliation of Cash flow ending cash balance with cash balance in balance sheets

Cash balance per cash flow statement	409,880	301,175

Cash portion held by deconsolidated entity	(342,572)	(213,192)

Cash balance per balance sheet	67,308	87,983

NOTE 10 – SUBSEQUENT EVENTS

On July 11, 2016 we filed an amendment (“Form 8k/A”) to the 8k we filed on May 20, 2016 with us resigning as the general partner of NGLP and deconsolidating financial statements of NGLP with NGFC financial statements. This Form 8-K/A was filed to correct following issues cited in the Original Form 8-K:

1.

In the Original Form 8-K, under item 2.01, when announcing NGFC resigning as the general partner (“GP”) of NGFC Limited Partnership (“NGLP”) and appointing I Andrew Weeraratne, the CEO of NGFC as GP and deconsolidating NGLP in our preparation of the financial statements, was called a Spin-off. We would like instead, use the term deconsolidation of NGFC Limited Partnership since defining that event as a Spin-off is not appropriate.

2.

We discovered that we have overlooked the fact that according to NGLP Partnership Agreement, NGFC cannot resign as the GP until all Limited Partners (“LPs”) are informed in writing giving 30-days notice and as such our Board of Directors at a meeting held on July 10, 2016 decided to withdraw the original resignation made on May 19, 2016 by NGFC to resign as the GP of NGLP and wait for NGFC to resign as GP until after we have informed all LPs the decision of NGFC to resign as GP of NGLP and give LPs the 30-days to respond to that.

3.

On the body of the Original Form 8-K, we have stated, “As of May20, 2016, this option has been given to 13 Limited Partners to convert their capital of $485,350 to 1,617,833 shares of NGFC prior to March 31, 2017,” it should properly read “As of May 20, 2016, this option has been given to 14 Limited Partners to convert their capital of $535,350 to 1,784,500 shares of NGFC prior to March 31, 2017.”

4.

On the “Unaudited Proforma Consolidated Statements of Operations for the Six Months Ended March 31, 2016, we made an error on the line “Unrealized loss on marketable securities” where we have added the historical figure with the proforma adjustment instead of subtracting it as required to come up with the result. We have corrected that with this Amendment.

At a NGFC Board meeting held July 10, 2016, the Board agreed to remain with the resolution to transfer profit interest NGFC had as GP of NGLP to the new GP Mr. Weeraratne, as agreed on the Board meeting on May 19, 2016. Also on July 10, 2016, the Board agreed to stay with the resolution mandated on the May 19, 2016 meeting for NGFC to no longer give the option to any new contributors to the Partnership (or to any new contributions by the current partner of NGLP) to convert that new capital contributed to NGLP to shares of NGFC as allowed under the Partnership agreement prior to May 20, 2016.

Approval of these two clauses we believe eliminated the basis to consolidate NGLP with NGFC as we did from the inception of NGLP even though NGFC will remain as a GP of NGFC after May 20, 2016, until all LPs are given the appropriate time to approve NGFC resigning as GP of NGLP.

On July 20, 2016, NGFC gave a formal 30-days notice to resign as general partner to the limited partners of NGLP as required by the Partnership Agreement.

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

1.

Energy and Retail Division

2.

Healthcare Division

3.

Consulting Division

In general the Company plans to conduct businesses through subsidiaries that we plan to acquire or begin, managed by an experienced management team with NGFC providing administrative  and financial support.

On March 24, 2015, the Company set up NGFC Limited Partnership (“NGLP”, “the Partnership”) with the Company acting as the General Partner. One objective of the Partnership was to raise funds in the private market through any exempt offerings to acquire gasoline stations that the Partnership would lease back to the Company to earn a fixed return. The Partnership also has invested a portion of its funds in the financial markets As stated elsewhere in this 10Q, we deconsolidated NGLP as of May 19, 2016.

Energy and Retail Division

When we began, NGFC, our objective with our Energy and Retail Division was to set up Operating Units that will consist of combined gasoline, diesel and natural gas pumps, along with a garage that we planned to use for general auto repair plus conversion of vehicles to run on natural gas and a convenience store. In securing Operating Units, we were planning to implement two different approaches:

(1)	Buy land and build the Operating Units using our own design and architecture; and/or
(2)

Acquire currently operating combined gasoline and diesel stations with convenience stores and garages, and then subsequently add NG fueling bays and the equipment for the planned vehicle conversion business as needed.

We have been conducting due diligence on several existing fueling stations in the Miami, Florida area which the Company believes are suitable acquisition targets. However, it remains the Company’s preference to purchase land and build an Operational Unit based on our own designs. In order to acquire any fueling stations or begin building our own operational units we need to raise funds.

On March 29, 2016 we filed a prospectus (FormS-1) with the SEC to make effective an Equity Line purchase arrangement with Southridge Partners II, LP (“Southridge”).  SEC made it effective as of August 9, 2016. The Purchase Agreement with Southridge commits Southridge to purchase up to $3 million of our common stock. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Purchase Agreement. This portion was calculated as approximately 33% of the Company's public float as of March 29, 2016. We may use part of the proceeds we receive from Southridge to begin operations in our Energy and Retail Divison, if we came across the right opportunity.

When operating our Operating Units, our initial primary focus will be distributing gasoline and diesel fuel to customers, as we believe that, there are not enough NG driven vehicles in the market at this time to substantiate building only a NG station. We planned to have liquefied natural gas (LNG) and compressed natural gas (CNG) available for NG driven vehicles as we concluded NG vehicles will be as common as gasoline-driven vehicles in the future. Therefore, we wanted to acquire existing gasoline and diesel fueling stations and expand them to include NG fueling capabilities.

As the gas prices have declined significantly lasting more than a year and currently remain quite low, converting any vehicle to run on natural gas at this time may not be worth the cost of such conversion. Therefore we may not proceed with our plans to set up conversion garages anytime in the immediate future. Also we will do additional research before we make the decision to expand any gas stations we buy or build to include NG fueling capabilities due to the same reasons.

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

Healthcare Division

The Company began the Health Care Division with the acquisition of 55% of ECI-LATAM INC. (“ECIL”), a company incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of June 30, 2016 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs from the inception of ECIL to June 30, 2016 have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment.

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

NGFC LIMITED PARTNERSHIP

On March 24, 2015, the Company set up NGFC Limited Partnership (“NGLP”, “the Partnership”) with the Company acting as the General Partner. One objective of the Partnership was to raise funds in the private market through any exempt offerings to acquire gasoline stations that the Partnership would lease back to the Company to earn a fixed return. The Partnership also has invested a portion of its funds in the financial markets.

The Board of Directors, at a meeting held on May 19, 2016, approved NGFC to resign as the general partner of NGLP since in the event the investment by NGLP in public company stocks to be more than 40% of the total assets, that may require us to register NGFC under the Investment Company Act of 1940, that we would like to avoid since the purpose of NGFC is to acquire companies to operate through subsidiaries and not be a passive investor while it is more practical for NGLP to make a better return on the money NGLP is holding by investing in any alternative investments while NGLP still consider acquiring land and building that house operating gasoline stations to rent to Energy and Retail division of NGFC to get a fixed return on their money.

At the Board meeting held on May 19, 2016, following resolutions were approved:

1.

To appoint I. Andrew Weeraratne the CEO of NGFC as a general partner of NGLP and transfer the profit interest of NGFC to Mr. Weeraratne.

2.

To deconsolidate NGLP in filing future financial statements of NGFC.

3.

For NGFC to resign as general partner of NGFC.

4.

To keep the option the current Limited Partners of NGLP have as of May 20, 2016 to convert 100% of their capital to NGFC shares at $0.30 per shares by March 31, 2017 effective even after deconsolidation of NGLP.  If this conversion feature was executed by all 14 limited partners then their total capital (if any of them did not withdraw prior to March 31, 2017) of $535,350 could be converted at $0.30 cents per share to 1,784,500 shares of Class A Common Stock of NGFC.

5.

Not to grant this option to convert limited partnership interest to shares of NGFC to any additional contributions to NGLP since NGFC is no longer will consolidate or will be the primary beneficiary of NGLP.

We filed a Form 8-K on May 20, 2016 announcing the above resolutions but later discovered that we made an error when NGFC resigned as general partner of NGLP without giving 30-days written notice to all limited partners as required by the NGLP Partnership Agreement, and therefore we filed an amended Form 8-K on July 11, 2016 withdrawing the resignation of NGFC as general partner.

However, due to other resolutions approved and announced through that Form 8-k filed on May 20, 2015, were according to the partnership agreement, the deconsolidation of NGLP will go ahead as planned since as per Consolidation Topic 810 released on February 2015 by Financial Accounting Standard Board, being general partner of a partnership itself does not require the reporting person to consolidate the partnership. NGFC gave 30-day written notice to all limited partners of NGLP on July 19, 2016 informing NGFC’s intention to resign as the general partner of NGFC effective August 19, 2016.

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

Management believes that we could establish a presence in this division if we raise approximately $10 million in capital. On March 29, 2016 we filed a prospectus (Form S-1) with the SEC to make effective an Equity Line purchase arrangement with Southridge Partners II, LP (“Southridge”).  SEC made it effective as of August 9, 2016. The Purchase Agreement with Southridge commits Southridge to purchase up to $3 million of our common stock. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Purchase Agreement. This portion was calculated as approximately 33% of the Company's public float as of March 29, 2016. We may use part of the proceeds we receive from Southridge to begin operations in our Energy and Retail Divison, if we came across the right opportunity.

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

When we began we believed that natural gas may become as common and popular as gasoline and diesel within 5 to 10 year frame. We decided that even if natural gas became common as a fueling medium for vehicles, gasoline and diesel to still have a market and thus to keep them as part of our operational units. We plan to keep an eye on the impact of vehicles moving from gasoline to natural gas and make the decision at that time to either continue with gasoline and diesel services or discontinue providing gasoline and diesel and focus only on natural gas stations. This decision has to be made in the future based on facts and circumstances at the time.

However, due to recent developments we have to reconsider plans with our Energy and Retail Division carefully. As the gas prices have declined significantly lasting more than a year and currently remain quite low, converting any vehicle to run on natural gas at this time may not be worth the cost of such conversion. Therefore we may not proceed with our plans to set up conversion garages in the immediate future. Also we will do additional research before we make the decision to expand any gas stations we buy or build to include NG fueling capabilities due to the same reasons.

Healthcare Division

We decided to set up a healthcare division since we came across a few private companies in the healthcare industry showing an interest in doing what we have done in setting the stage to get listed on a stock market and thus agreeing to join us as a subsidiary so that they can benefit from being part of us and from our expertise in administrative tasks and fundraising capabilities as a public company to run a successful business. Our exposure to healthcare division, with the purchase of any business in that division would be through the expertise of those who run those businesses at the time we purchase them. Our goal in that instance would be to take care of the administrative and accounting tasks and allow the current management of those companies to operate them as they currently operate.

The Company, ECI-LATAM INC. (“ECIL”), 55% of which we purchased was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period of these financial statements have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment. Mr. Antic has been talking to other larger Medical Equipment companies to see if

ECIL could take over the maintenance, repair and selling accessories to the users of their equipment also. Most large medical equipment companies have their in-house maintenance company to take care of maintenance and repairs of their equipments. Mr. Antic discovered that often clients prefer to have an independent company with an expert knowledge in the machinery doing such work and thus launched his own company to provide such services. Currently all installation and maintenance work is being done by Goran Antic, the sole employee and the CEO of the company.  100% of revenue of ECIL came from one major client from its inception till the end of September 30, 2015. For the period ending Oct 1, 2015 to June 30, 2016, 70% of the revenue came from one customer. ECIL is currently talking to a few other companies to negotiate contracts to maintain and repair Getinge manufactured medical equipment used by a few other end users in South America and Caribbean.

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

NGFC LIMITED PARTNERSHIP

On March 24, 2015, the Company set up NGFC Limited Partnership (“NGLP”, “the Partnership”) with the Company acting as the General Partner. One objective of the Partnership was to raise funds in the private market through any exempt offerings to acquire gasoline stations that the Partnership would lease back to the Company to earn a fixed return. The Partnership also has invested a portion of its funds in the financial markets.

As stated above we deconsolidated NGLP as of May 19, 2016.

Results of Operation

Our consolidated operations had operating revenues of $184,800 for the nine-months ended June 30, 2016 and $45,791 operating revenue for the nine-months ended June 30, 2015. We have incurred net income in the amount of $4,185 and a net operating loss of $203,928 respectively for the same periods. We have deconsolidated the operations of NGFC Limited Partnership (NGLP) in these financial statements and the income from deconsolidated operations for the period ended June 30, 2016 was $75,790 versus a loss of $426 for the period ended June 30, 2015.  For the three months ending June 30, 2016 and 2015 our operating revenues were $39,938 and $32,591 correspondingly. Our net income and net operating loss for the same corresponding periods were $48,968 and $151,908. The income and loss from deconsolidated operations for three-months ended June 30, 2016 and 2015 correspondingly were $75,790 and $426.

From our inception to-date our activities have been primarily financed from the proceeds of a private offering the Company commenced in October 2013 and completed in November 2013 and our Direct Public Offering we began in February 2015 and closed on June 30, 2015.

For the nine months ended June 30, 2016 and 2015, professional fees expenses were $24,027 and $20,462 respectively and the general and administrative expenses were $42,752 and $17,142 respectively. Officer compensation for the nine months ended June 30, 2016 and 2015 were $58,887 and $32,750 respectively and consulting fees for the same periods ended June 30, 2016 (including stock compensation) was $26,250 and $142,750. Depreciation and amortization for the same periods ended June 30, 2016 and 2015 were $38,250 and $17,417 respectively. The increase in amortization for June 30, 2016 reflects the amortization of customer list we purchased with the acquisition of ECIL.

For the three months ended June 30, 2016 and 2015, professional fees expenses were $6,792 and $5,762 respectively and the general and administrative expenses were $17,084 and $3,258 respectively. Officer compensation for the three months ended June 30, 2016 and 2015 were $27,250 and $17,750 respectively and consulting fees for the same periods ended June 30, 2016 (including stock compensation) were $6,000 and $136,520. Depreciation and amortization for the same periods ended June 30, 2016 and 2015 were $12,750 per quarter reflecting the quarterly amortization of customer list we purchased with the acquisition of ECIL.

Liquidity and Capital Resources

For our Energy and Retail division, we will require approximately $5.8 million of available capital for each proposed Operational Unit comprised of a combined gasoline, diesel and NG fueling service station along with a convenience store and a vehicle conversion station.

For the nine months ending June 30, 2016 our net cash flow from operating activities including from the deconsolidated operation was $77,929 while, for the nine months ending June 30, 2015 net cash used by operating activities was $54,797. Net cash used in investing activities for the nine months ending June 30, 2016 was $94,270 while net cash received from investing activities for the nine months ending June 30, 2015 was $18,467.  Net cash used in financing activities for the nine months ending June 30, 2016 was $18,554 and net cash provided by financing activities for the nine months ending June 30, 2015 was $254,686.

On March 29, 2016 we filed a prospectus (FormS-1) with the SEC to make effective an Equity Line purchase arrangement with Southridge Partners II, LP (“Southridge”).  SEC made it effective as of August 9, 2016. The Purchase Agreement with Southridge commits Southridge to purchase up to $3 million worth of our common stock. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Purchase Agreement. This portion was calculated as approximately 33% of the Company's public float as of March 29, 2016. We may use part of the proceeds we receive from Southridge to begin operations in our Energy and Retail Divison, if we came across the right opportunity.

However, we will need to raise more funds in the future to build a series of Operational Units. We plan to raise such capital through another offering in the future. Until such capital becomes available we plan to continue operations with the funds we have available on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available.

We believe our operational strategy which focuses on using low overhead costs will avail us to manage our current operational activities for approximately 12 months with the funds we have and plan to collect through our ordinary operations. During the next 12 months or until such time that we raise enough capital to begin building or purchase our Operational Units, we will be using our working capital to attend investors’ conferences and tradeshows, participating in road shows to meet with potential investors, traveling to meet with investors and paying professional fees needed to comply with SEC regulations. We believe our monthly burn rate to operate the parent company to be approximately between $4,000 and $5,000. The consolidated Company had approximately $67,308 in cash on hand and $40,699 in marketable securities as of June 30, 2016. We believe we can sustain our operations for approximately 12 months even if we do not raise additional funds within that period. ECIL had $30,776 cash on as of June 30, 2016. ECIL expects its salaries and overhead to be about $7,000 per month and expects to make enough monthly cash flow from maintenance work and sale of accessories to carry on its activities.

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

The Company has generated only limited revenue through its healthcare subsidiary and has incurred losses since inception resulting in an accumulated deficit of $509,304 as of June 30, 2016 and $513,489 as of September 30, 2015 and further losses are anticipated in the development of its business. Currently, we have no written or oral communication from stockholders, directors or any officers to provide us any forms of cash advances, loans or sources of liquidity to meet our working capital needs or long-term or short-term financial needs.

On March 23, 2016, the Company executed an agreement for an Equity Line sale of $3,000,000 worth of NGFC shares to Southridge Partners II LP at a 90% discount on $0.40 cents per share, the price at which our shares were sold last on OTCPink.  Pursuant to this equity line we filed a S-1 on March 29, 20016 and subsequently a series of  S-1/As (Amendments to the S-1) to get SEC effectiveness for Southridge to sell up to 7,500,000 shares of our Class A Common Stock for $3,000,000. We received the effectiveness from the SEC on August 9, 2016 to begin selling our shares to Southridge under this Equity Line.

We issued a note for $50,000 to Southridge as payment with reference to this agreement.  We have recorded that amount as Loan payable to Southridge on our balance sheet and have charged additional-paid-in-capital account correspondingly. This loan is payable in full with accrued interest at 7% per annum by December 31, 2016.

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

Anticipated Future Trends

Due to increase in future supply of NG, we expected NG prices to stay below the prices of gasoline and diesel in the future, making it more attractive for consumers to use NG powered vehicles. We also expect global governments to encourage using NG as an alternative fuel and continue to give both direct and indirect subsidies in the form of tax credits to encourage use of natural gas. We also expect the EPA to make the process of conversion of vehicles to NG to be less stringent as this technology develops further and as the benefits of using NG becomes more readily apparent.

The price of gasoline had been going down in the recent period making it less attractive to focus on building a business that would benefit from the price discrepancy between gasoline and NG at the current time, however, we believe, such low prices to be not a permanent feature in the global economy but in the future to have a fair discrepancy in prices between NG and gasoline. However, it is not certain when an attractive market for NG over gasoline may develop and as such we plan to monitor developments in this field carefully before we proceed with our plans in our Energy and Retail Division.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Our Board of Directors  at a Board meeting held on August  9, 2016  approved NGFC to resign as general partner of NGFC Limited Partnership (NGLP) as of August 19, 2016 having NGFC given 30-days notice to all limited partners of NGLP  on July 19, 2016.

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

NGFC Equities, Inc.

Date: August 10, 2016	By:	/s/ I. Andrew Weeraratne
Name: I. Andrew Weeraratne
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)