Form 10-K
period 2016-09-30
NGFC Equities, Inc.
filed 2017-01-13
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55456

NGFC Equities, Inc.

(Exact name of registrant as specified in its charter)

Florida	7600	46-3914127
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

7135 Collins Ave No. 624

Miami Beach, FL 33141

Telephone (305)-865-8193

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

As of the reporting date, the registrant had 18,359,799 shares of Class A common stock issued and outstanding and 7,000,000 shares of Class B common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of the reporting date.

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

1.

Energy and Retail Division

2.

Healthcare Division

3.

Consulting Division

However, we have not been able to expand in the above divisions except in our healthcare division so far due to lack of capital to do so. We plan to continue with our effort to find the capital and expand these divisions. In general the Company plans to conduct businesses through subsidiaries that we plan to acquire or being managed by an experienced management team with NGFC providing administrative support.

We began our Health Care Division by acquiring ECI-LATAM Inc. (“ECIL”) in February of 2015 which is in the business of maintaining medical equipment.In May 2015 ECIL set up an “Animal Health Division,” to manufacture, package, market and distribute globally, an infection healing cream for dairy animals. In August 2015, this Animal Health Division was transferred to a separate corporation incorporated in the state of Florida entitled La Veles Inc. (“LVI”) with NGFC owning 73% of LVI. La Veles was planning on setting up a factory in the Republic of Serbia to manufacture this cream with Mr. Goran Antic acting as the Chief Executive Officer of La Veles Inc. However, the activation of this strategy did not proceed smoothly and in order to save time and cost, the Board on January 23, 2016 decided to be involved only with distribution of this anti-infection cream and also let ECIL directly handle the work through ECIL and not get La Veles Inc. involved with it.  ECIL currently has no formal agreement with the manufacturer of this Cream to distribute it. Currently LVI remains an inactive 100% owned subsidiary of NGFC. The cost of setting up LVI and making it inactive had been minimal for us due to the expertise of our staff in forming the corporation, handling most administrative and filing obligations through our internal team.

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

On May 20, 2016 we filed a Form 8-K deconsolidating NGLP from NGFC because in the event the investment by NGLP in public company stocks to be more than 40% of the total assets, that may require us to register NGFC under the Investment Company Act of 1940, which we desire to avoid since the purpose of NGFC is to acquire companies to operate through subsidiaries and not be a passive investor. It is more practical for NGLP to make a better return on the money NGLP is holding by investing in any alternative investments while NGLP still considers acquiring land and buildings that house operating gasoline stations to rent to the Energy and Retail division of NGFC to get a fixed return on their money.  NGFC gave 30-day written notice to all limited partners of NGLP on July 19, 2016 informing them of NGFC’s intention to resign as the general partner of NGFC effective August 19, 2016. Concurrently Andrew Weeraratne the CEO of NGFC was appointed as the general partner of NGLP.

Also the Board, in the meeting held on May 20, 2016 approved to keep the option the current Limited Partners of NGLP have as of May 20, 2016 to convert 100% of their capital to NGFC shares at $0.30 per shares by March 31, 2017 effective even after deconsolidation of NGLP. If this conversion feature was executed by all 14 limited partners then their total capital (if any of them did not withdraw prior to March 31, 2017) of $535,350 could be converted at $0.30 cents per share to 1,784,500 shares of Class A Common Stock of NGFC.

On May 18, 2015 we formed Vanguard Energy Inc. (VE) in San Clemente, California as 55% stockholder with an individual Michael Laub as a 45% stockholder to conduct some of the business in our Energy and Retail Division through VE. Mr. Laub is the founder and Chief Executive Officer of CNG United LLC based in San Clemente, California that deals in training installation of engines for gasoline vehicles to run on Natural Gas as well as safety and maintenance of hybrid engines and vehicles.  On the 23rd of January 2016, the Board of Directors decided to discontinue the operation of VE, due to recent price decline in gasoline and until we assess the cost benefit of the vehicle conversion division, and have Mr. Laub who currently manages CNG United LLC work as a consultant for NGFC. The financial cost of setting up and discontinuing VE had been minimal for us due to the expertise of our staff in forming the corporation, handling most administrative and filing obligations through our internal team.

RESEARCH AND DEVELOPMENT

Since inception, the majority of our work and our expenditures have been on research and development. To establish our Energy Division we attended a few conferences that specialize in natural gas vehicles both in the USA and in Europe to learn of the developing technology in natural gas vehicles and natural gas fueling stations. We also met with a few European companies that own and operate both natural gas-driven vehicles and also operate multiple natural gas stations successfully. So far, we have located a few gasoline and diesel service stations with garages and convenience stores in Miami, Florida that we may be able to buy at a fair price once we raise funds. We believe we can locate more similar gasoline stations to buy in the future. We also discovered a company that produces mobile natural gas fueling stations that we could install for about $200,000 each in the gasoline stations that we plan to buy (once the funds are available). Installing mobile NG stations will give us a temporary solution to providing NG for any vehicles until NG become prominent in the USA rather than constructing NG fueling stations at a cost we estimate to be about a million dollars per station.

Also when we began our business in late 2013, we were planning to operate a vehicle conversion business through a joint venture relationship with Shenzhen HJ Technology Company Ltd. (“HJT”), which is, according to its management, currently operating a series of factories converting vehicles to operate on LNG and CNG in the Peoples’ Republic of China (“PRC” or “China”), using its patented Gas Intelligent Electric Control System (GIECS) technology. Since then we have discovered a few other conversion kits from other manufacturers and looked into using other conversion kits in our planned vehicle conversion division. However, due to the current decline in price of gasoline, we feel the vehicle conversion business may no longer be profitable and thus plan to hold off on that strategy until we assess the situation further.

We also located various gasoline, diesel and propane distribution companies and we have begun discussions with them to acquire majority ownership of these companies (once we have raised funds) and add natural gas distribution using their infrastructure. If our discussions continued in a positive path, we plan to offer them cash and shares of our Company as the purchase price to buy the majority ownership of these companies after we have conducted our due diligence and required audits (please read “Risk Factors” where we have discussed the limitations we have in making any significant acquisitions until we raise adequate funds, since the funds we have currently would not be enough to make any significant acquisition and that there is no guarantee that we may be able to raise any funds).

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

Our research pointed us to the fact that in 2015, about 140.43 billion gallons (or about 3.34 billion barrels1) of gasoline were consumed in the United States, a daily average of about 384.74 million gallons (or about 9.16 million barrels per day). This was about 1.5% less than the record high of about 390 million gallons per day (or about 9.29 million barrels per day) consumed in 2007. (US department of Energy Information Administration (EIA).  Also according to EIA only 40% of the crude oil used by U.S. refineries is produced in the United States, the rest is imported from other countries. Additionally, according to the EIA, gasoline is the predominant fuel used by most passenger vehicles in the United States today. There are approximately 254 million vehicles that use gasoline, and on average each vehicle travels approximately 11,600 miles per year. Currently, there are about 162,000 fueling stations that provide refueling services for these consumers.

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

Also we looked into expanding into the industry that deals in cell therapy for cancer. We attended the industry event “SITC 2015” on November 6-8, 2015 in Maryland and net with a few start-up companies we believe we could acquire for consideration of some cash and stock of our company. Our research indicates that Cell Therapy for cancer is a fast growing business that would provide many lucrative opportunities for investors to join in an industry as it is breaking through and benefit from the upside as cell therapy becomes the most accepted cure for cancer.

OUR STRATEGY

As stated elsewhere in this report we have broken down our company to three divisions as follows:

Energy and Retail Division

Healthcare Division

Consulting Division

However, due to our inability to raise enough capital to expand the Company to above divisions so far we have been only able to focus on the healthcare division. We plan to continue with our efforts to find the capital and focus on expanding the business through the following divisions.

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

On May 20, 2016 we filed a Form 8K deconsolidating NGLP from NGFC because in the event the investment by NGLP in public company stocks was to be more than 40% of the total assets, that may require us to register NGFC under the Investment Company Act of 1940, which we desire to avoid since the purpose of NGFC is to acquire companies to operate through subsidiaries and not be a passive investor while it is more practical for NGLP to make a better return on the money NGLP is holding by investing in any alternative investments while NGLP still consider acquiring land and building that house operating gasoline stations to rent to the Energy and Retail division of NGFC to get a fixed return on their money.  NGFC gave 30-day written notice to all limited partners of NGLP on July 19, 2016 informing them of NGFC’s intention to resign as the general partner of NGFC effective August 19, 2016. Concurrently Andrew Weeraratne the CEO of NGFC was appointed as the general partner of NGLP. Also the Board, in the meeting held ion May 20, 2016 approved to keep the option the current Limited Partners of NGLP have as of May 20, 2016 to convert 100% of their capital to NGFC shares at $0.30 per shares by March 31, 2017 effective even after deconsolidation of NGLP. If this conversion feature was executed by all 14 limited partners then their total capital (if any of them did not withdraw prior to March 31, 2017) of $535,350 could be converted at $0.30 cents per share to 1,784,500 shares of Class A Common Stock of NGFC.

Energy and Retail Division

Through our Energy and Retail Division, we have been conducting due diligence on several existing fueling stations in the Miami, Florida area which the Company believes are suitable acquisition targets. However, it remains the Company’s preference to purchase land and build an Operational Unit based on our own designs. With the proceeds in this offering, we plan to acquire land and a building that houses a gasoline and diesel fuel station with a convenience store and collect rent if possible while our consulting division handles all accounting so as to keep an eye on the business (if it would be acceptable to the owners) that we eventually can put through an audit and acquire, while we raise additional money to build our Operational Units that we estimate to cost about $5,800,000 to build one Operational Unit. Currently we have no other commitments to get the funds to build our operational units and thus it may depend on us building a track record in owning a smaller gasoline and diesel fuel station that we would rent successfully and/or due to our exposure to potential investors by being in the business, for which there is no guarantee.

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

When we began we were planning to construct, own and operate factories to convert NG from its gaseous state to LNG (through a process of cooling NG) to be distributed to our own fueling stations and also to fueling stations owned by other independent owners and companies. However, due to the current decline of prices in energy, we do not believe it would be viable for us to continue with this strategy and thus we plan to hold off our plans on that.

Also when we began our business in late 2013, we were planning to operate a vehicle conversion business through a joint venture relationship with Shenzhen HJ Technology Company Ltd. (“HJT”), which is currently operating a series of factories converting vehicles to operate on LNG and CNG in the Peoples’ Republic of China (“PRC” or “China”), using its patented Gas Intelligent Electric Control System (GIECS) technology. Since then we have come across a few other conversion kits from other manufacturers and looked into using other conversion kits in our planned vehicle conversion division. However, due to current decline in price of gasoline, we believe the vehicle conversion business may no longer be profitable and thus plan to hold off on that strategy as well.

On May 18, 2015 we formed Vanguard Energy Inc. (VE) in San Clemente, California as a 55% stockholder with an individual Michael Laub as a 45% stockholder to conduct some of the business in our Energy and Retail Division through VE. Mr. Laub is the founder and Chief Executive Officer of CNG United LLC based in San Clemente, California that deals in training installation of engines for gasoline vehicles to run on Natural Gas as well as safety and maintenance of hybrid engines and vehicles.  On the 23rd of January 2016, the Board of Directors decided to discontinue the operation of VE, due to the same reasons we have mentioned elsewhere in this Form 10-K for holding off the vehicle conversion division, and have Mr. Laub who currently manages CNG United LLC work as a consultant for NGFC. The financial cost of setting up and discontinuing VE had been minimal to us due to the expertise of our staff in handling most administrative and filing obligations through our internal team.

Healthcare Division

As part of our change in our strategy, adopted in February 2015, the Company acquired 55% of the equity interest of  ECI-LATAM Inc. (“ECIL”). Began by an entrepreneur Goran Antic, ECIL was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period of these financial statements have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufactures and distributes their own large medical equipment.  Currently Mr. Antic is the sole employee of ECIL and acts as its Chief Executive Officer and Chairman of the Board.

In May 2015 ECIL set up an “Animal Health Division,” to manufacture, package, market and distribute globally, an infection healing cream made of natural products for dairy animals in joint venture with a group of people in Serbia who, according to them, use a homemade cream to treat dairy animal suffering from mastitis and udder edema.

In August 2015, this Animal Health Division was transferred to a separate corporation incorporated in the state of Florida entitled La Veles Inc. (“LVI”) with Mr. Antic acting as the Chief Executive Officer of La Veles Inc. However, after further discussions we have decided not to get involved with production of the infection-curing Cream but allow the group in Serbia to manufacture, package with our Company, most probably through ECI, focus only on distribution of such natural cream and also look to distribute similar natural creams being produced by other producers in the world.

In October 2015, we discovered a group of scientists dealing in Cell Therapy for cancer who began discussions with us to join our holding company as a subsidiary. We attended an industry event (SITC 2015) and came across number of entities with huge promise, we believe we may be able to acquire once we have raised enough capital.  We believe this is a cutting edge industry with enough major investment bankers seeking to invest in the next break-through company and thus may create our stockholders good opportunities to increase their stock value.

Consulting Division

Since our main strategy is to find businesses with significant upside to merge with or acquire to expand our operation, buying an existing business with an experienced management team in place, we believe, is the most practical strategy. However, due to our size we can afford to buy only small businesses and often these small businesses do not keep proper accounting to put themselves through an audit under the SEC guidelines set forth by Public Accounting Oversight Board (PCAOB). We discovered that often it would cost too much money for a small business to hire an outside service to prepare their records acceptable enough to be audited by a PCAOB certified CPA firm under the guidelines set forth by PCAOB, precluding us from acquiring such companies due to not being able to audit them. Since we began searching for management teams to join us we found it more practical to acquire a company along with the management team to join as a wholly owned or majority owned subsidiary of our Company. That strategy requires us to get them audited under PCAOB guidelines since a company is required to go through such an audit before a public company such as ours can acquire them. Hence, since we began, our management team, especially the CEO Andrew Weeraratne (who has extensive experience as a CPA, CFO and as a consultant), have been spending long hours going through and making needed adjustments to bring financial statements to be in accordance with accounting standards and writing accounting and procedures for a few companies that we have considered potential acquisitions targets. These actions have led us to set up our own consulting division, whereby we will invoice the businesses who would request us to help them get their records ready for PCAOB audits with us collecting such fees in cash or in the event we agree to acquire them by reducing the purchase price by the amount of unpaid consulting service fees.

Our Consulting Division will focus on identifying and organizing currently operating businesses to set up their accounting system to run them efficiently with the help of accurate and timely financial and management reports. We also plan to implement internal control procedures that will safeguard their assets and accounting procedures that will make their operation efficient and transparent that in turn will help them in the event they choose to get listed on the public market through joining us or on their own in the future. We also plan to write operating and internal control procedure manuals and disclosure check list manuals that will help small business owners to prepare for expansion as they find the needed capital to expand. We believe that these services will provide us cash flow and also introduce us to businesses we believe we may be able to acquire in exchange for cash and stock of our company. We believe our current management team has necessary experience to guide small businesses to overcome their problems and build successful businesses. We have provided such consulting services to two companies.

Since we began in October 2013 through June 2014 when our original form S-1 we filed with the Security and Exchange Commission (SEC) to raise fund was declared effective, our operations have been limited to our organizational activities, early stage implementation of our business plan and focusing on filing the S-1 and related documents with the Securities and Exchange Commission. Since June 2014 to-date we have been filing various applications and documents with various States of the USA and Post Effective Amendments with the Securities and Exchange Commission. Also we have spent considerable time installing internal control and administrative procedures for our company, installing and learning software to facilitate fling our periodic reports with the SEC through EDGAR system and also to create the XBRL files for our financial. In addition, we have spent considerable time seeking out businesses for which we can either buy 100% or the equity or the majority ownership to begin our operations. As of September 30, 2016, we have not been able to find any clients that we could invoice to receive any cash for such consulting work but we hope to begin collecting for such services in the future.

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

Competition-Healthcare Division

ECI-LATAM Inc. is the first subsidiary under our healthcare division. ECIL deals in maintaining large medical equipment that deals in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period the financial statements reflect have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment. Getinge Group faces major competition from other major manufacturers on similar medical equipment and if our limited clients chose to use any other machine than the Getinge equipment then we may lose the limited clients ECIL currently has.

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

EMPLOYEES

As of September 30, 2016, we have three full time employees. We plan to hire additional employees in the future.

SUBSIDIARIES

In February 2015, the Company acquired 55% of the equity interest of  ECI-LATAM Inc. (“ECIL”). Began by an entrepreneur Goran Antic, ECIL was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments.

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

RISKS RELATED TO OUR BUSINESS

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

Our independent registered public accounting firm for the fiscal year ended September 30, 2016, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended September 30, 2016, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

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

WE ARE A HOLDING COMPANY THAT OPERATES BUSINESSES THROUGH OPERATING SUBSIDIARIES. IF WE WERE DEEMED TO BE AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, WE WOULD BE REQUIRED TO RESTRUCTURE OUR OPERATIONS, OR TO REGISTER AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND BECOME SUBJECT TO PROVISIONS OF THE INVESTMENT COMPANY ACT OF 1940, WHICH LIKELY WOULD HAVE A MATERIAL ADVERSE IMPACT ON THE BUSINESS ACTIVITIES OF THE COMPANY.

We are a holding company planning to operate our business through various subsidiaries with our management actively managing the subsidiaries and thus not a passive investment company. Although we do not believe we will be required to register as an investment company under the Investment Company Act of 1940, it if is determined that we are an investment company then that would have a material adverse impact on the business activities of the Company. A company is required to register as an investment company under the Investment Company Act of 1940, if, among other things, and subject to various exceptions:

•

it is or holds itself out to be engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•

it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 per centum of the value of such issuer’s total assets (exclusive of Government securities and cash items) on an unconsolidated basis.

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

WE HAVE ISSUED A PROMISSORY NOTE TO SOUTHRIDGE PARTNERS II LP (“SOUTHRIDGE”) FOR $50,000 PLUS 7% INTEREST PER ANNUM WITH REFERENCE TO EQUITY LINE WE HAVE WITH THEM THAT HAS TO BE PAID BACK DECEMBER 30, 2016.  WE PLAN TO PAY THIS NOTE WITH THE FUNDS WE HAVE CURRENTLY AND FROM THE FUTURE CASH FLOW FROM OUR VARIOUS DIVISIONS. HOWEVER IF WE DO NOT RAISE ADEQUATE CAPITAL FROM THIS OFFERING THAT PAYMENT PLUS OUR OVERHEAD EXPENSES COULD MAKE IT DIFFICULT FOR US TO CONTINUE OUR OPERATIONS AS WE CURRENTLY OPERATE.

With reference to a three million dollars ($3,000,000) Equity Line Offering that got effective as of August 9, 2016, we have issued to Southridge a $50,000 promissory note at 7% interest per annum to be paid back on December 30, 2016. We believe we can request an extension to pay back this note although we have no such agreement as of now. We plan to pay this note with our current funds and from our future cash flows. However, we have to depend on the proceeds from that offering or any alternative funding—for which we have no agreements as of now—to continue with our operations. In the event we do not get enough capital from that offering we may have to cease operations since we will not have enough capital to carry on our operations as we conduct them now.

OUR ENERGY AND RETAIL DIVISION REQUIRE GOVERNMENT REGULATORY APPROVALS AND WILL HAVE TO ABIDE BY ENVIRONMENT REGULATIONS ENFORCED BY THE ENVIRONMENTAL PROTECTION AGENCY IN OPERATING OUR VEHICLE CONVERSION DIVISION, AND WE MAY FIND IT TOO COSTLY OR UNABLE TO GET SUCH CLEARANCE TO SUCCESSFULLY CONDUCT BUSINESS.

Our business plan anticipates that in the future, the Company will operate a division focused on converting vehicles that currently run on gasoline and diesel to run on NG. In the United States, the Environmental Protection Agency (“EPA”) has complex regulations that we have to abide by in order to conduct the vehicle conversion business. We may find these regulations to be prohibitively costly, possibly requiring us to charge our potential customers higher fees in order to be competitive and profitable. In the event that the EPA regulations are too costly or we do not receive EPA clearance to operate our planned vehicle conversion business, we will not be able to effectively carry out our business plan and our results of operations will be adversely affected.

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

We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify suitable locations and franchise partners. Any future expansion plans will be subject to a number of challenges, including:

•	the diversion of management time and resources and the potential disruption of our ongoing business;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	unexpected costs and time associated with upgrading both the internal accounting systems as well as educating each of their staffs as to the proper collection and recordation of financial data;

•	potential unknown liabilities associated with franchising operations and the difficulty of retaining key alliances on attractive terms with partners and suppliers; and

•	the difficulty of retaining and recruiting key personnel and maintaining employee morale.

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

OUR HEALTH CARE SUBSIDIARY ECI-LATAM INC. HAS ONLY ONE MAJOR CLIENT AND HAS LIMITED OPERATING HISTORY WHICH MAKES IT HARDER TO PROJECT THE FUTURE

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

RISKS RELATED TO OUR SECURITIES

THERE MAY BE NOT ENOUGH LIQUIDITY TO SELL OUR SHARES IN THE PUBLIC MARKET.

We began trading our stock under the stock symbol NGFF on November 25, 2015 in OTCPINK market and currently we are listed on OTCQB. Since we began trading, to the date of this filing, we had a total volume of 2,750 shares which is not adequate to sell any significant number of shares if you wish to sell a significant number of your shares due to that lack of liquidity in our stock in the market. There is no assurance that a more liquid market for our shares would ever develop and if so you may stand to lose your total investment you make buying our stock.

THE PRICE OF THE SHARES OF COMMON STOCK AT WHICH WE MADE OUR EQUITY LINE OFFERING WAS DETERMINED BY THE LAST PRICE AT WHICH OUR STOCK WAS SOLD IN AN ILLIQUID MARKET, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE COMMON STOCK. THEREFORE, THE CURRENT PRICE AT WHICH IT TRADES MAY NOT BEAR ANY RELATIONSHIP TO THE ACTUAL VALUE OF THE COMPANY, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

As stated elsewhere in this filing we have an equity line arrangement with Southridge to sell $3,000,000 worth of our stock. The price at which Southridge would buy our shares is established by the market price on the date the purchase price is calculated. Since our shares do not have liquidity the price at which we have established our offering cannot be depended on to be the price at which our stock will sell in the future and as such cannot be considered a good indicator as to the real value of our stock.

OUR MAJORITY STOCKHOLDER OWNS 4,000,000 SHARES OF OUR CLASS A COMMON STOCK AND 7,000,000 SHARES OF OUR CLASS B COMMON STOCK. BECAUSE OF THE VOTING PREFERENCE GRANTED TO HOLDERS OF SERIES B COMMON STOCK, THE MAJORITY SHAREHOLDER CURRENTLY HOLDS VOTING RIGHTS EQUAL TO HOLDING 74,000,000 SHARES OF CLASS A COMMON STOCK, WHICH REPRESENTS APPROXIMATELY 83.75% OF THE CURRENT OUTSTANDING VOTING STOCK OF THE COMPANY. THE MAJORITY SHAREHOLDER’S INTERESTS MAY DIFFER FROM YOURS AND HE WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, INCLUDING A CHANGE OF CONTROL.

As of the reporting date, Mr. I. Andrew Weeraratne, our Chief Executive Officer, held 4,000,000 shares of Common Stock and 7,000,000 shares of Class B common stock, which gives him voting rights equal to 74,000,000 shares of Common Stock because of the 10:1 voting preference granted to the series of Class B common stock. That gives him 83.75% of the voting right in the Company. As a result, he will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Weeraratne may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company and may affect the potential market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

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

The Company’s Articles of Incorporation provide that so long as any shares of Class B common stock are outstanding, the Company may not take any of the following actions without the prior written consent of the holders of at least a majority of the voting power of the then outstanding shares of Class B common stock:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of September 30, 2016, there were no outstanding or unresolved staff comments on the Company.

ITEM 2. PROPERTIES

On February 10, 2014 we signed an agreement to lease office space beginning February 15, 2014 where our phones are answered by a common receptionist for $400 per month and we accrued $3,000 as rental expense for the 7.5 months on our September 30, 2014 financial statements.  In October 2014, we negotiated the monthly rental expenses to $200 per month to be effective retroactively and further negotiated to pay the annual rent via unregistered shares of our company we valued at $0.15 cents per share at the time. We extended the lease for another year. On September 1, 2015 we paid the lessor Lynx Management 18,000 restricted Class A Common Shares valued at $0.15 cents per share or a value of $2,700 as rental expenses for the period of lease commitments to March 31, 2015.  We have accrued $1,200 related to unpaid rent for period from April 1, 2015 through September 30, 2015.

In September 2016 we paid the lessor Lynx Management 7,500 restricted Class A Common Shares valued at $0 .40 cents per share or a value of $3,000 as rental expenses for the period of April 1, 2015 to June 30, 2016.  We have accrued $600 as the rental expenses for the year ending 2016. We terminated the lease agreement with Lynx management as of December 30, 2016 and will be using the office at the residence of its CEO at 7135 Collins Ave, Miami Beach, FL 33141 as the head office from January 1, 2017.  The Company will not pay any rental expense for that space.  We issued Lynx Management another 7,500 restricted Class A Common Shares on September 30, 2016 and 3,000 restricted Class A Common Shares on November 21, 2016 in full payment of the rental expenses till December 30, 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock is listed on OTCQB under the trading symbol NGFF. On December 1, 2015, the last reported sale price for our common stock as reported on the OTCPINK (where our stock was trading at the time) was $0.40 per share. We got listed on OTCQB on May 17, 2016. OTCQB®  is a Venture Market is for entrepreneurial and development stage U.S. and international companies. To be eligible, companies must be current in their reporting and undergo an annual verification and management certification process. These standards provide a strong baseline of transparency, as well as the technology and regulation to improve the information and trading experience for investors. Companies must meet a minimum $0.01 bid price test and may not be in bankruptcy.

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

During the fiscal year ending September 30, 2016 we issued the following shares as fees to the following persons at $0.40 per share. This price was based on the last price at which our stock was traded on the OTC PINK. There is no assurance that this price will hold for the future since currently there is no liquidity for out stock.:

11/15/15	Nihal Goonewardana	50,000	0.15	7,500
8/15/16	Stockvest	100,000	0.40	40,000
9/30/16	Clifford Hunt	6,625	0.40	2,650
9/30/16	Lynx management	7,500	0.40	3,000
		164,125		53,150

Also in November 2016 we issued the following shares as fees:

11/21/16	Kazuko Kusunoki	50,000	0.4	20,000.00
11/21/16	James New	25,000	0.4	10,000.00
11/21/16	Bo Engberg	25,000	0.4	10,000.00
11/21/16	Gene Nichols	50,000	0.4	20,000.00
11/21/16	Lynx management	3,000	0.4	1,200.00
		153,000		61,200.00

OTCQB LISTING

Our Common Stock is listed on OTCQB under the trading symbol NGFF. On December 1, 2015, the last reported sale price for our common stock as reported on the OTCPINK (where our stock was trading at the time) was $0.40 per share. We got listed on OTCQB on May 17, 2016. OTCQB® is a Venture Market is for entrepreneurial and development stage U.S. and international companies. To be eligible, companies must be current in their reporting and undergo an annual verification and management certification process. These standards provide a strong baseline of transparency, as well as the technology and regulation to improve the information and trading experience for investors. Companies must meet a minimum $0.01 bid price test and may not be in bankruptcy.

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

As part of this change in our strategy, the Company acquired 55% of the equity of  ECI-LATAM Inc. (“ECIL”) that was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period of these financial statements have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden who manufacture and distribute their own large medical equipment.

In May 2015 ECIL set up an “Animal Health Division,” to manufacture, package, market and distribute globally, an infection healing cream for dairy animals. In August 2015, this Animal Health Division was transferred to a separate corporation incorporated in the state of Florida entitled La Veles Inc. (“LVI”) with NGFC owning 73% of LVI. La Veles was planning on setting up a factory in the Republic of Serbia to manufacture this cream with Mr. Goran Antic acting as the Chief Executive Officer of La Veles Inc. However, the activation of this strategy did not proceed smoothly and in order to save time and cost, the Board on January 23rd, 2016 decided to be involved only with distribution of this anti-infection cream and also let ECIL directly handle the work through ECIL and not get La Veles Inc. be involved with it.  ECIL currently has no formal agreement with the manufacturer of this Cream to distribute it. Currently LVI remains an inactive 100% owned subsidiary of NGFC. The cost of setting up LVI and making it inactive had been minimal for us due to the expertise of our staff in forming the corporation, handling most administrative and filing obligations through our internal team.

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

On May 20, 2016 we filed a Form 8-K deconsolidating NGLP from NGFC because in the event the investment by NGLP in public company stocks to be more than 40% of the total assets, that may require us to register NGFC under the Investment Company Act of 1940, which we would like to avoid since the purpose of NGFC is to acquire companies to operate through subsidiaries and not be a passive investor while it is more practical for NGLP to make a better return on the money NGLP is holding by investing in any alternative investments while NGLP still consider acquiring land and building that house operating gasoline stations to rent to Energy and Retail division of NGFC to get a fixed return on their money.  NGFC gave 30-day written notice to all limited partners of NGLP on July 19, 2016 informing NGFC’s intention to resign as the general partner of NGFC effective August 19, 2016. Concurrently to the above events, Andrew Weeraratne the CEO of NGFC was appointed as the general partner of NGLP.

Also the Board, on the meeting held on May 20, 2016 approved to keep the option the current Limited Partners of NGLP have as of May 20, 2016 to convert 100% of their capital to NGFC shares at $0.30 per shares by March 31, 2017 effective even after deconsolidation of NGLP. If this conversion feature was executed by all 14 limited partners then their total capital (if any of them did not withdraw prior to March 31, 2017) of $535,350 could be converted at $0.30 cents per share to 1,784,500 shares of Class A Common Stock of NGFC.

On May 18, 2015 we formed Vanguard Energy Inc. (VE) in San Clemente, California as 55% stockholder with an individual Michael Laub as 45% stockholder to conduct some of the business in our Energy and Retail Division through VE. Mr. Laub is the founder and Chief Executive Officer of CNG United LLC based in San Clemente, California that deals in training installation of engines for gasoline vehicles to run on Natural Gas as well as safety and maintenance of hybrid engines and vehicles.  On the 23rd of January 2016, the Board of Directors decided to discontinue the operation of VE, due to recent price decline in gasoline and until we assess the cost benefit of the vehicle conversion division, and have Mr. Laub who currently manages CNG United LLC work as a consultant for NGFC. The financial cost of setting up and discontinuing VE had been minimal for us due to the expertise of our staff in forming the corporation, handling most administrative and filing obligations through our internal team.

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

Our consolidated net loss attributable to common shareholders for the fiscal year from October 1, 2015 to September 30, 2016 is $717,673 and income from discontinued operations for the same period is $75,790. During the fiscal year ended September 30, 2016 we realized $550 in long term capital losses and $25,608 in short term capital gains and hold $9,796 in unrealized capital gains of stock and option position and generated $889 in dividend revenue. During the fiscal year ending September 30, 2016 we had revenue of $147,282, cost of goods sold of $80,922 and a gross profit of $66,360 and incurred operating expenses of $821,266.

Our consolidated net loss attributable to common shareholders for the fiscal year from October 1, 2014 to September 30, 2015 is $424,559. During the fiscal year ended September 30, 2015 we realized $7,008 in short term gains and hold $28,352 in unrealized capital losses of stock and option position and generated $333 in dividend revenue. During the fiscal year ending September 30, 2015 we had revenue of $62,429, cost of goods sold of $60,222 and a gross profit of $2,207 and incurred operating expenses of $404,192. The increase in capital gain and the decrease in unrealized losses from fiscal year 2015 to 2016 reflect the increase in investment account especially in NGLP even taking into consideration that NGLP was deconsolidated in May 2016.  Increase in revenue and the corresponding increase in gross profits reflects the full year operation of ECIL in 2016 as opposed to partial year operation of ECIL in fiscal year 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our independent registered public accounting firm for the fiscal year ended September 30, 2016, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended September 30, 2016, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

As of September 30, 2016 our current assets were $90,976. Our current liabilities were $168,498. Stockholders’ deficit was $142,816 and as of September 30, 2016 and noncontrolling interest were $71,289. The weighted average number of shares outstanding was 25,099,112 for the period from October 1, 2015 to September 30, 2016.

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

On March 23, 2016, the Company executed an agreement for an Equity Line sale of $3,000,000 worth of NGFC shares to Southridge Partners II LP (“Southridge”) at a 90% discount on $0.40 cents per share, the price at which our shares were sold last on OTCPink.  Pursuant to this equity line we filed a S-1 on March 29, 20016 and subsequently a series of  S-1/As (Amendments to the S-1) to get SEC effectiveness for Southridge to sell up to 7,500,000 shares of our Class A Common Stock for $3,000,000.

These 7,500,000 shares are defined as Put Shares that we will put to Southridge pursuant to the Purchase Agreement.  Southridge may also be referred to in this document as the Selling Security Holder. The Purchase Agreement with Southridge provides that Southridge is committed to purchase up to $3 million of our common stock. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Purchase Agreement. This portion was calculated as approximately 33% of the Company's public float as of March 29, 2016 when we file out initial prospectus with reference this equity line.

We issued a note for $50,000 to Southridge as payment with reference to this agreement.  We have recorded that amount as Loan payable to Southridge on our balance sheet and have charged additional-paid-in-capital account correspondingly. This loan is payable in full with accrued interest at 7% per annum by December 31, 2016

We received the effectiveness from the SEC on August 9, 2016 to begin selling our shares to Southridge under this Equity Line.

We made a put notice to Southridge on August 11, 2016 pursuant to this equity line to purchase $360,000 worth of put shares. However, Southridge did not execute that put notice since, according to Southridge, our closing bid price as reported by closing bid price for the Company’s common stock on the Principal Market on a Trading Day as reported by Bloomberg Finance L.P. was below 75% of the price at which we requested Southridge to purchase our stock.

Apart from the above stated equity line with Southridge, ccurrently we have no other commitments to raise additional funds. We plan to get funding to acquire such smaller fuel station from this equity line offering. If such capital does not become available from the proceeds of any future offering or other sources, we will be able to continue operations as a development stage company for approximately the next 12 months from available cash on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available.

Cash Flows from Operating Activities

As stated elsewhere in this report we deconsolidated NGLP from our Company financial statement during this fiscal year. On our cash flow statements we chose the option to Combine cash flows from discontinued operations with cash flows from continuing operations within each cash flow category and add the cash and cash equivalents included in assets held for sale at the beginning and end of the period to the respective balances in the cash line item from the balance sheet and have reconciled the cash balance per cash flow statements with the cash balance per balance sheet as of September 30, 2015 on a note to the financial statements.  Following table shows reconciliation of ending cash balance on the cash flow statement with the cash balance on the balance sheet:

Period Ended Sept 30, 2015
Reconciliation of Cash flow ending cash balance with cash balance in balance sheets

Cash balance per cash flow statement	$444,775

Cash portion held by deconsolidated entity	(356,792)

Cash balance per balance sheet	$87,983

We have not generated positive cash flows from operating activities. For the year ended September 30, 2016, net cash flows used in operating activities was $100,443. For the year ended September 30, 2015, net cash flows used in operating activities was $87,635.

Cash Flows from Investing Activities

During the fiscal year September 2015, NGLP began an investment account with Interactive Brokers LLC and transferred $380,000 to the brokerage account to invest in various stocks. During the fiscal year 2014, NGFC opened an account with the same brokerage and transferred $80,000 in cash to the brokerage account. NGFC has withdrawn funds from the investment account as needed during this fiscal year.

During the fiscal year 2016, on a consolidated basis $39,947 was invested in stocks and options. The market value of those stocks and options with NGFC as of September 30, 2016 was $35.020.

During the fiscal year 2015, on a consolidated basis $207,469 was invested in stocks and options. The market value of those stocks and options with NGFC as of September 30, 2015 was $50,862. As we acquired ECI-LATAM Inc. in February 2015, we received $33,335 in cash in bank.

On May 20, 2016 we deconsolidated NGFC Limited Partnership (NGLP) of which we were the General Partner and received 30% of gains and hence have been consolidating with our company since the inception of NGLP March 24, 2015, since we decided to resign as the general partner allowing NGLP to function as an independent partnership without us managing its business.  We have shown the deconsolidation of NGLP under the caption “Assets of discontinued operations” in our balance sheet as of September 30, 2015. NGLP did not have any liabilities.  On our income statements of operations for the period ending September 30, 2016, we have shown the net results of NGLP under “Income (loss) from discontinued operations.”

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity instruments. For the year ended September 30, 2016, net cash outflows from financing activities was $332,492 of which $50,000 consists of cash contribution to our subsidiary by a minority owner and $18,554 pay back of stockholder loans.

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

PLAN OF OPERATION AND FUNDING

Following is a brief description of the activities which we have established to accomplish our short term and long term goals when we broke down our company to three divisions. We have not been able to find the capital to accomplish what we anticipated with this strategy and also due to the merger agreement we have signed this situation may change.

Energy and Retail Division

•

Located several existing gasoline stations with convenience stores in Miami, Florida as our potential acquisition targets after conducting due diligence and required audits.

•

Continued to talk with a business broker to seek out additional gasoline stations with convenience stores and garages for us to acquire.

Healthcare Division

•

Seek to expand our subsidiary ECI-LATAM Inc. to do maintenance work for major equipment being sold by other major manufacturers of medical equipment rather than maintaining only the medical equipment of the Swedish manufacturer Getinge Group as we do now.

•

Meet with more companies in synergistic areas such as Cell Therapy to cure cancer to acquire as subsidiaries of our company for us to break into this new industry.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with our planned growth of our business.

Our existing working capital, we believe is adequate for us to continue with our operation for about ----months. If we are successful in either borrowing funds (for which there is no assurance), and raise funds from any future offerings (for which there is no assurance) facilitating us to acquire smaller gasoline stations with convenience stores, and generate positive cash flow as we have forecasted, we believe that will enable us to fund our operations over the next 12 to 36 months. We believe it would cost us about $5.8 million to build one of our model Operational Units and that will require us to raise substantial capital. We have no lines of credit or other bank financing arrangements or any commitments from any sources to lend us funds or to buy our common stock.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We plan to acquire a small gasoline fueling station along with a convenience store, after performing the required audits, during the next twelve months provided we raise enough funds from a future offering. Also we may buy a portable NG fueling station to be installed in the premises of gasoline station that we would buy within the next twelve months.

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

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer (“Office of the CEO”) also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K . Based on that evaluation, our CEO as well as our Chief Financial Officer concluded that our disclosure controls and procedures are not effective, at the reasonable assurance level,  as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Office of the CEO and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to the Company’s limited internal resources and lack of ability to have multiple levels of  review. Also due to limited resources available to have additional staff to our accounting office there is inadequate segregation of duties. This lack of capital and consequential lack of staff has resulted in insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

(b) Management's report on internal control over financial reporting.

Our Chief Executive Officer as well as our Chief Financial Officer, I. Andrew Weeraratne, is responsible for establishing and maintaining adequate internal control over financial reporting. Mr. Weeraratne has assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment Mr. Weeraratne has concluded that, as of the end of the period covered by this report, the Company's internal control over financial reporting is not effective due to insufficient written policies and procedures and inadequate segregation of duties and lack of multiple levels of reviews and effective risk assessment, as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review and segregate duties Through the use the review process, management believes that the financial statements and other information presented herewith are materially correct.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As shown on Note 16 “Subsequent Events” to the financial statements, we have signed a merger agreement, that can be construed as a reverse merger agreement on January 5,2017, with Quest Energy Inc. (a Corporation incorporated in the State of Indiana) to issue 4,817,792 Class A Preferred Stock with the right to convert one such Class A Preferred Stock to one hundred shares of Common stock to 100% shareholders of Quest Energy Inc. in exchange for these individuals selling 100% ownership of Quest Energy Inc. to the Company.

We filed a Form 14C PRE with the SEC on Jan 5, 2017, to announce the following:

.1. To amend the Articles of Incorporation to increase the number of authorized shares of the Company to one billion shares of which nine hundred and ninety million would be Class A Common Stock and eliminate Class B Common Stock and To designate five million (5,000,000) of the ten million (10,000,000) authorized Preferred Stock as Series A Preferred Stock with one thousand votes for each Preferred Stock and keep the other five million (5,000,000) authorized Preferred Stock as blank check Preferred Stock.

2. To issue 4,817,792 Class A Preferred Stock with the right to convert one such Class A Preferred Stock to one hundred shares of Common stock to 100% shareholders of Quest Energy Inc. (a Corporation incorporated in the State of Indiana) in exchange for these individuals selling 100% ownership of Quest Energy Inc. to the Company.

We plan to follow the Form 14C DEF around January 20, 2017 and also additionally file a Form 8k announcing the details of this merger agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The following individuals serve as our executive officers and members of our board of directors:

Name	Age	Positions

James C. New	71	Chairman of the Board of Directors

I. Andrew Weeraratne	66	Chief Executive Officer, Chief Financial Officer, Director

Eugene Nichols	70	President, Secretary, Treasurer, Director

Bo G. Engberg	69	Director

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

James C. New, age 71, Chairman of the Board of Directors

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

I. Andrew Weeraratne, age 66, Chief Executive Officer, Chief Financial Officer, Director

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

Eugene Nichols, age 70, President, Secretary, Treasurer, Director

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

Bo G. Engberg, age 69, Director

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the periods of September 30, 2016 and September 30, 2015, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.

For the fiscal year ended September 2016 our directors except the CEO/director were not given any compensation. Compensation for the future will be determined when and if additional funding is obtained.

For the fiscal year ended September 2015 our directors except the CEO/director were given 10,000 shares each valued at $0.15 cents per share. The President/director Eugene Nichols was given an additional 90,000 shares valued at $0.15 cents per share.  Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other Compen-sation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
I. Andrew Weeraratne (1), CEO, CFO	2016	--	-0-	-0-	-0-	-0-	-0-	-0-	--
I. Andrew Weeraratne, CEO, CFO	2016	24,000	-0-	-0-	-0-	-0-	-0-	-0-	24,000
I. Andrew Weeraratne (1), CEO, CFO	2015	--	-0-	-0-	-0-	-0-	-0-	-0-	--
I. Andrew Weeraratne, CEO, CFO	2015	20,500	-0-	-0-	-0-	-0-	-0-	-0-	20,500

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

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees earned or paid in cash	Stock Awards	Option Award(s)	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other Compen-sation	Total
Name and principal position Year	($)	($)	($)	($)	($)	($)	($)
James C. New, 2016 Chairman of the Board of Directors	-0-	0	-0-	-0-	-0-	-0-	0
I. Andrew Weeraratne, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eugene Nichols, President, Secretary, Treasurer, Director	-0-	0	-0-	-0-	-0-	-0-	0
Bo G. Engberg, Director	-0-	0	-0-	-0-	-0-	-0-	0

James C. New, 2015 Chairman of the Board of Directors	-0-	1,500	-0-	-0-	-0-	-0-	1,500
I. Andrew Weeraratne, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eugene Nichols, President, Secretary, Treasurer, Director	-0-	15,000	-0-	-0-	-0-	-0-	15,000
Bo G. Engberg, Director	-0-	1,500	-0-	-0-	-0-	-0-	1,500

CHANGE OF CONTROL

As of September 30, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of the shares of our Common Stock as of the date of this report, by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o NGFC Equities Inc., 7135 Collins Ave No. 624, Miami Beach Florida 33141.

Name	Number of Shares of Class A Common Stock Beneficially Owned (1)	Percent of Class A Common Stock Owned (2)	Number of Shares of Class B Common Stock Beneficially Owned (1)	Percent of Class B Common Stock Owned (3)(4)	Voting Control by Officers & Directors	Percent of Voting Control by Officers & Directors (5)

Officers and Directors

I. Andrew Weeraratne (3) Chief Executive Officer, Chief Financial Officer, Director	4,000,000	22.11%	7,000,000	100%	74,000,000	84.00%

James C. New Chairman of the Board of Directors	760,000	4.2%			760,000	0.86%

Eugene Nichols President, Director (6)	1,300,000	7.19%			1,300,000	1.48%

Bo Engberg Director (6)	760,000	4.2%			760,000	0.86%

All Directors and Officers as a Group (4 persons)	6,420,000	37.69%	7,000,000	100%	76,820,000	87.20%

5% Holders

Goran Antic	3,000,000	16.58%			3,000,000	3.41%

All Directors, Officers and 5% Holders as a Group (5 persons)	9,420,000	54.28%	7,000,000	100%	79,820,000	90.61%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from the date of this prospectus, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(2)	Based on 18,092,674 shares of Class A common stock outstanding as of the date of this report. These percentages have been rounded for convenience;
(3)

Mr. Weeraratne owns 100% of all outstanding 7,000,000 shares of Class B common stock, which has 10:1 voting rights and is convertible into shares of Common Stock on a 1:1 basis at the option of the holder;

(4)	Based on 7,000,000 shares of Class B common stock outstanding as of the date of this report. These percentages have been rounded for convenience;
(5) (6)

Based on 25,092,674 shares of both Class A and Class B common stock outstanding as of the date of this report. These percentages have been rounded for convenience.

Is also a limited partners of NGFC Limited Partnership and 200,000 shares of the total reflect the number of share of NGFC that would be beneficially owned in the event 100% of the capital contributed to NGFC Limited Partnership is converted to shares of NGFC at $0.30 per share.

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

In November 2016, we issued 25,000 Class A restricted shares each to Bo Engberg and James New our directors valued at $0.40 (the last price at which our stock traded on OTC PINK-which was listed at the time) for a value of

$10,000 each and we issued 50,000 Class A restricted shares to Eugene Nichols also valued at $0.40 for a value of $20,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MaloneBailey, LLP is our independent registered public accounting firm. During fiscal years ended September 30, 2015 and 2014:

-        We incurred approximately $18,500 and $16,000 in fees respectively to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal years ending September 30, 2016 and 2015 and for the reviews of our financial statements for the quarters ended in the fiscal years 2016 and 2015.

-        We incurred approximately $3,500 and $7,550 in fees respectively to our principal independent accountants for professional services rendered in connection with consents on registration statements and the audit of our target for acquisitions.

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

(10.7)   Stock Exchange Agreement with Quest Energy Inc. signed on January 5, 2017- Filed herewith.

(10.9)

Equity Purchase Agreement with Southridge Partners II, LP dated March 23, 2016 (filed as Exhibit 10.9 to S-1 filed 3-28-16)

(10.10)

Registration Rights Agreement  with Southridge Partners II, LP dated March 23, 2016 (filed as Exhibit 10.1 to S-1 filed 3-28-16)

(10.11)

Promissory Note issued to Southridge Partners II, LP dated March 23, 2016 (filed as Exhibit 10.11 to S-1 filed 3-28-16)

(10.13)

NGFC Limited Partnership Agreement executed March 24 ,2015 (filed as Exhibit 10.13 to S-1/A 7 filed 7-12-16)

(14.0)

Code of Ethics. Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 27, 2013.

(14.1)

Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013)

(31.1)

Certificate of Chief Executive Officer

Filed herewith

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(31.2)

Certificate of Principal Financial and Accounting Officer

Filed herewith

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

NGFC Equities, Inc.

	By:	/s/ I. Andrew Weeraratne
January 13, 2017		Name: I. Andrew Weeraratne
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

Signature	Title	Date

/s/ I. Andrew Weeraratne	Chief Executive Officer (PEO),	January 13 , 2017
I. Andrew Weeraratne	Chief Financial Officer (PAO), Director

/s/ James C. New	Chairman of the Board of Directors	January 13 , 2017
James C. New

/s/ Eugene Nichols	President, Secretary, Treasurer, Director	January 13 , 2017
Eugene Nichols

/s/ Bo G. Engberg	Director	January 13 , 2017
Bo G. Engberg

NGFC EQUITIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Index to Financial Statements

Audited Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2016 and September 30, 2015

Consolidated Statements of Operations for the years ended September 30, 2016 and 2015

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NGFC Equities, Inc.

Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of NGFC Equities, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) , and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NGFC Equities, Inc. and its subsidiaries as of September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 13, 2017

Consolidated Balance Sheets

NGFC Equities, Inc.
Consolidated Balance Sheets

	September 30, 2016	September 30, 2015
ASSETS
Current assets
Cash and cash equivalent	$48,787	$87,983
Marketable securities	35,020	50,862
Accounts receivable	2,210	-
Inventory	4,959	4,156
Assets of discontinued operations	-	501,391
Total current assets	90,976	644,392

Fixed assets
Software, net	5,995	3,995

Other assets
Goodwill	-	361,049
Customer list-net of amortization	-	120,833
Total other assets	-	481,882

Total assets	$96,971	$1,130,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$72,992	$1,200
Other payable	10,171	14,387
Deferred revenue	35,335	33,953
Loan payable related party	-	18,554
Loan payable Southridge	50,000	-
Total current liabilities	168,498	68,094

Stockholders' equity (deficit)
Preferred stock: $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 18,206,799 and 18,042,674 shares issued and outstanding	1,821	1,804
Class B Common stock: $.0001 par value; 60,000,000 shares authorized, 7,000,000 shares issued and outstanding	700	700
Additional paid-in capital	1,085,825	1,032,692
Retained deficit	(1,231,162)	(513,489)
Total NGFC stockholders' equity (deficit)	(142,816)	521,707
Non Controlling Interest	71,289	540,468
Total Equity (deficit)	(71,527)	1,062,175

Total liabilities and stockholders' equity (deficit)	$96,971	$1,130,269

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operation

NGFC Equities, Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	Sept 30, 2016	Sept 30, 2015
Revenue
Sales	$147,282	$62,429
Cost of good sold
Purchases - Parts and Materials	80,922	60,222
Total Cost of Good Sold	80,922	60,222

Gross profits	66,360	2,207

Operating expenses
Legal fees	10,922	18,957
Accounting fees	22,012	12,550
Officer compensation	74,249	62,754
Depreciation and amortization	38,500	30,167
Impairment expenses	444,382	-
Consulting fees	38,115	166,250
General and administrative	193,086	113,514
Total operating expenses	821,266	404,192

Loss from operations	(754,906)	(401,985)

Other income/(loss)
Long term capital loss	(550)	-
Realized gain on marketable securities	25,608	7,008
Unrealized loss on marketable securities	9,796	(28,352)
Dividends received	889	333
Total other income/(loss)	35,743	(21,011)

Income (loss) from continuing operations	(719,163)	(422,996)
Income (loss) from discontinued operations	75,790	(21,459)
Net income (loss)	(643,373)	(444,455)
Less: Net income (loss) attributable to the Non Controlling Interest	(74,300)	19,896
Net income (loss) attributable to NGFC Shareholders	(717,673)	(424,559)

Basic and diluted loss per common share continuing operations	$(0.03)	$(0.02)

Basic and diluted income (loss) per common share discontinued operations	$0.00	$(0.00)

Basic and diluted income (loss) per common share	$(0.03)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	25,099,112	22,137,706

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

NGFC Equities, Inc.
Statement of Stockholders' Equity

					Additional Paid in Capital			Total Stockholders' Equity (Deficit)
	Common Stock Class A		Common Stock Class B			Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount

Balance at October 1, 2014	12,600,000	1,260	7,000,000	700	194,350	(88,930)	0	107,380

Common stock issued for acquisition	3,000,000	300			449,700		72,779	522,779

Common stock issued for cash	974,674	97			146,104			146,201

Common stock issued as consulting fees	1,618,000	162			242,538			242,700

Common stock bought back	(150,000)	(15)						(15)

Minority ownership NGLP							486,935	486,935

Minority ownership VE Inc.							450	450

Minority ownership La Veles Inc.							200	200

Net loss						(424,559)	(19,896)	(444,455)

Balance at September 30, 2015	18,042,674	1,804	7,000,000	700	1,032,692	(513,489)	540,468	1,062,175

Common stock issued as consulting fees	164,125	17			53,133			53,150

Contribution from minority owners							50,000	50,000

Distribution to minority owners							(21,366)	(21,366)

Investment in deconsolidated subsidiary							(572,113)	(572,113)

Net loss						(717,673)	74,300	(643,373)

Balance at September 30, 2016	18,206,799	1,821	7,000,000	700	1,085,825	(1,231,162)	71,289	(71,527)
	The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

NGFC Equities, Inc.
Consolidated Statements of Cash Flows
	Year Ended September 30, 2016	Year Ended September 30, 2015
Cash flows from operating activities:
Net loss including non controlling interest	$(643,373)	$(444,455)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Unrealized loss on marketable securities	39,947	57,176
Realized gain on marketable securities	(151,712)	(17,274)
Dividends received	2,718	(333)
Depreciation and amortization	38,500	30,167
Impairment expenses	444,382	-
Stock based compensation	53,150	242,700
Equity offerings expenses settled with note payable	50,000	-
Changes in operating assets and liabilities:
Inventory	(803)	(4,156)
Other assets	(2,210)	2,000
Deferred revenue	1,382	33,953
Accounts payable	-	14,387
Accrued Expenses	67,576	(1,800)
Net cash used in operating activities	(100,443)	(87,635)

Investing activities:
Purchase of investments	(39,947)	(207,469)
Sale of investments	79,894	-
Cash received from purchase of ECIL	-	33,335
Purchase of software	(3,000)	(4,995)
Net cash used in investing activities	36,947	(179,129)

Financing activities:
Common stock bought back, value	-	(15)
Contribution from minority owners	50,000	-
Distribution to minority owners	(21,366)	-
Payments on loan to related party	(18,554)	(5,051)
Sale of subsidiary ownership interest for cash	-	487,585
Cash of deconsolidated subsidiary	(342,572)	-
Proceeds from sale of common stock	-	146,201
Net cash provided by financing activities	(332,492)	628,720

Net increase (decrease) in cash	(395,988)	361,956
Cash at beginning of period	444,775	82,819

Cash at end of period	$48,787	$444,775

Supplemental disclosures:
Cash paid for:
Interest	$2,655	$1,271
Income taxes	$-	$-

Non cash investing and financing activity
Net assets purchased from ECIL	$-	$489,444
Class A shares issued to ECIL	$-	$450,000
Non-cash assets of deconsolidated subsidiary	$(229,541)	-

The accompanying notes are an integral part of these consolidated financial statements.

NGFC Equities, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

NOTE 1 – DESCRIPTION OF BUSINESS

We incorporated our Company on October 2, 2013 in the State of Florida under the name “Natural Gas Fueling and Conversion Inc.” We changed our name to NGFC Equities, Inc. (“NGFC” “the Company”) on February 25, 2015. When we began in October 2013, our primary planned business objective was to construct, own and operate combined gasoline, diesel and natural gas (NG) vehicle fueling and service stations in the United States, along with garages to retrofit gasoline and diesel driven vehicles to run on NG. At each such fueling station we also planned to have a convenience store to serve our customers. We defined each complete fueling service station as an “Operating Unit.” However, as of the reporting date we have not begun any activities with our original business strategy due to our inability to get the funding needed to implement our plans.

In February 2015 our Board of Directors approved to define the Company’s business through three divisions and diversify the operations of the Company to add a health care division and a consulting division. However, we have not been able to expand our business into these divisions thus far except the healthcare division due to our inability raise funds needed to expand into those divisions.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation. For the year ending September 2015 we have consolidated the financial statements of ECI-LATAM Inc. and Vanguard Energy Inc. (VE) that we own 55% of and La Veles Inc. (LVI) of that we own 80.49% of and NGFC Limited Partnership for which we acted as the General Partner in exchange for 30% of any gains from its activities with the financial statements of our Company Both VE and LVI that began in FY 2015 have had minimal operations.  For the year ending September 2016 we have consolidated the 55% ownership of financial statements of ECI-LATAM Inc and included the activities on NGFC Limited Partnership because we were the general partner of NGLP until we deconsolidated that on May 20, 2016.  We deconsolidated NGLP from NGFC because we resigned as the general partner of NGLP on May 20, 2016.

b. Cash and Cash Equivalents

Cash consists of cash balances on deposit on bank and cash at investment banker’s account that has been not invested in stocks.  The Company believes no significant concentration of credit risk exists with respect to these cash balances. The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2016 or at September 30, 2015.

On our cash flow statements we chose the option to Combine cash flows from discontinued operations with cash flows from continuing operations within each cash flow category and add the cash and cash equivalents included in assets held for sale at the beginning and end of the period to the respective balances in the cash line item from the balance sheet and have reconciled the cash balance per cash flow statements with the cash balance per balance sheet as of September 30, 2015 on a note to the financial statements.  Following table shows reconciliation of ending cash balance on the cash flow statement with the cash balance on the balance sheet:

Period Ended Sept 30, 2015
Reconciliation of Cash flow ending cash balance with cash balance in balance sheets

Cash balance per cash flow statement	$444,775

Cash portion held by deconsolidated entity	(356,792)

Cash balance per balance sheet	$87,983

c. Inventory

ECI-LATAM Inc. (ECIL) the 55% owned subsidiary of the Company, has $4,959 and $4,156 in inventory as at September 30, 2016 and 2015 respectively. The inventories are accounted for under (FIFO) stated at the lower of cost or market (net realizable value). The Company establishes provisions for inventory that is obsolete or when quantities on hand are in excess of estimated forecasted demand. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales. The ECIL inventory consists of spare parts that will be sold to its major clients when maintaining their equipment.

d. Property and Equipment

Property and equipment is capitalized at cost and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is determined using the straight line method over the estimated useful lives of the various asset classes. Software has been amortized over 5 years. Amortization cost is $1,000 each for both fiscal years ending September 2016 and 2015.

e. Long Lived Assets

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

The Company performs its annual impairment review of goodwill in September, and when a triggering event occurs between annual impairment tests for both goodwill and other intangible assets. The Company recorded no impairment loss for the year ended September 30, 2015. For the year ending September 30, 2016 the Company chose to write off the $361,049 of goodwill recognized at the acquisition of ECI Latam Inc. since the performance of ECIL for the year and the future projections do not warrant having the goodwill on account.

The Company acquired ECI-LATAM Inc. in February 2015 and recorded Customer List as an intangible asset at a value of $150,000 to be amortized in 3 years.  The net balance of the customer list as of September 30, 2015 was $120,833. The amortization expenses in financial year 2015 were $29,167.  In the fiscal year ending September 30, 2016 we amortized $37,500 for the first three quarters of 2016 and in the last quarter after an evaluation of prospects of ECIL the company chose to write off $83,333 of the customer list bringing the balance of the list to 0 and recorded the $83,333 as impairment expenses..

g. Income taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. We recognize interest and penalties related to unrecognized tax benefits in operating expenses. As of September 30, 2016 and 2015, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits, nor were any interest and penalties recognized during the years ended September 30, 2015 and 2016.

h. Basic and Diluted Net Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2016 and 2015, the Company had no potential dilutive shares outstanding.

i. Research and Development

Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred.

j. Stock Based Compensation

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the years ended September 30, 2016 and 2015 were $53,149 and $242,700 all of which were for non-employee compensation including the shares given to the President and the Directors of the Company as fees.

k. Related Party Transactions

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

l. Fair Value Measurement

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

m. Noncontrolling Interest

We record the minority ownership of entities that we effective control but own less than 100% of as noncontrolling interest. As at September 30, 2016 and 2015 we recorded a total of $71,289 and $540,468 of noncontrolling interest respectively. These noncontrolling interests was related only to ECI-LATAM Inc. and NGFC Limited Partnership in 2016 and were related to NGFC Limited Partnership, ECI-LATAM Inc ,Vanguard Energy Inc., and La Veles Inc in 2015.

n. Marketable Securities

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

o. Revenue Recognition

Generally, we recognize revenue when persuasive evidence of an arrangement with the customer exists, the product has been shipped and title has passed, provided that we do not have significant post delivery obligations, the amount due from the customer is fixed or determinable, and collectability is reasonably assured. Usually our prices are listed on a price list we give to the customer and we give a discount if they buy large volumes.  95% of the times the customer will issue a purchase order to us (5% of the times customer does not send a PO but requests us to send an invoice). Based on PO, we send the customer an invoice. The term includes “The invoice date starts when the material title is under customer’s name. No cancellation, No return”.  Almost all our sales are made simultaneously as the client sends us payment and such sales are also booked as sales on the date of delivery.

We record any revenues collected but not earned as of the financial statement date as deferred revenue. This is primarily composed of revenue our 55% owned subsidiary ECIL receive from their clients in advance of sending and parts or doing the services. As of September 30, 2016 we had deferred revenue of $35,335. As of September 30, 2015 we had deferred revenue of $33,953.

p. Major Customer

Approximately 90% of the revenue of the consolidated entity for the years ended September 30, 2016 and 2015, came from a single customer

q. Concern Issue

The financial statements has been prepared on the going concern basis which assumes the company and consolidated entity will have sufficient cash to pay its debts as and when they become payable for a period of at least 12 months from the date the financial report was authorized for issue.

The Company incurred a net loss of $643,373 during the year ended September 30, 2016, and as of that date, the Company’s current liabilities exceeded its current asset and its total liabilities exceeded its total assets. Those factors, as well as the uncertain conditions that the Company faces regarding its loan agreements, create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has executed a merger agreement with a private business that we believe may generate adequate cash flow or would be able to raise adequate funds to resolve this issue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The Company has classified these marketable securities at level 1 in NGFC Equities, Inc. with a fair value of $35,020 as of September 30, 2016 and $50,862 as of September 30, 2015. In NGFC Limited Partnership (that began in April 2015) the fair value of securities at level 1 is $144,599 as of September 30, 2015 which is included under “assets of discontinued operations.”  NGLP was deconsolidated  as of June  30, 2016.

In June 2014, the Company opened an investment and trading account with Interactive Brokers with a capital of $80,000 to invest in various stocks to receive dividends while hedging them by trading options to receive trading profits managed by its Chief Executive Officer I. Andrew Weeraratne.  We have withdrawn some of that capital from the investment account as needed and of the remaining initial capital $22,135 and $5,733 remains in cash as of September 30, 2016 and 2015, and has not been actively invested in stock.

NGFC Limited Partnership (NGLP) began account with Interactive Brokers with a capital of $10,000 on April 6, 2015. As of September 30, 2015 NGLP has transferred $380,000 from its operating account to an account with Interactive Brokers.  NGLP raised $520,175 capital for NGLP including $35,000 invested by NGFC, the General Partner, and of that capital, $216,843 remains in cash as of September 30, 2015 which is included under “assets of discontinued operations.”, and has not been actively invested in stock.  The investment and trading accounts of consolidated entities are  recorded at fair market value adjusting the account both by realized and unrealized gain and losses, as required by generally accepted accounting principles. Net cash received through sale of securities in the consolidated financial statements as of September 30, 2016 was $39,947.  Net cash paid for available securities in the consolidated financial statements as of September 30, 2015 was $207,469. As stated elsewhere in these financial statements during the fiscal year ending September 30, 2016 NGLP has been deconsolidated from the financial statements of NGFC on May 20, 2016.

Realized gains in our consolidated financial statements from sale of securities for the year ended September 30, 2016 and 2015 respectively were $25,608 and $7,008. Unrealized gain from the same for September 30, 2016 was $9,796 and there was a unrealized loss of $28,352 for the financial year 2015. We had dividend income of $889 and $333 respectively, for the same financial years.

Our cash flow statement that included the deconsolidated entity had realized gains of $151,712 and $17,274 for the financial years ending September 30, 2016 and 2015 respectively and had $39,947 and $57,176 as unrealized gains for the same fiscal years respectively.

NOTE 4 – COMMITMENTS

On February 10, 2014 we signed an agreement to lease office space beginning February 15, 2014 where our phones are answered by a common receptionist for $400 per month and we accrued $3,000 as rental expense for the 7.5 months on our September 30, 2014 financial statements.  In October 2014, we negotiated the monthly rental expenses to $200 per month to be effective retroactively and further negotiated to pay the annual rent via unregistered shares of our company we valued at $0.15 cents per share at the time. We extended the lease for another year. On September 1, 2015 we paid the lessor Lynx Management 18,000 restricted Class A Common Shares valued at $0.15 cents per share or a value of $2,700 as rental expenses  for the period of lease commitments to March 31, 2015.  We have accrued $1,200 related to unpaid rent for period from April 1, 2015 through September 30, 2015.

In September 2016 we paid the lessor Lynx Management 7,500 restricted Class A Common Shares valued at $0 .40 cents per share or a value of $3,000 as rental expenses for the period of April 1, 2015 to June 30, 2016.  We have accrued $600 as the rental expenses for the year ending 2016. We terminated the lease agreement with Lynx management as of December 30, 2016 and will be using the office at the residence of its CEO at 7135 Collins Ave, Miami Beach, FL 33141 as the head office from January 1, 2017.  The Company will not pay any rental expense for that space.  We issued Lynx Management another 7,500 restricted Class A Common Shares on September 30, 2016 and 3,000 restricted Class A Common Shares on November 21, 2016 in full payment of the rental expenses till December 30, 2016.

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

Consideration
3,000,0000 Class A Common Stock of NGFC Equities, Inc. at $0.15 cents	$450,000
Recognized amounts of assets acquired
Customer List	$150,000
Net assets of ECIL	11,730
Sub Total	161,730

Noncontrolling interest in ECIL	(72,779)
Goodwill	361,049
Total	$450,000

The Customer List was given a three-year life and will be amortized accordingly. Goodwill is not amortizable under GAAP. As of acquisition date ECIL had $33,335 cash in bank.

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

Year Ended Sept 30, 2015
Revenue	151,597

Net Income (loss)	(435,776)

Net loss per share	(0.00)

NOTE 6 – FORMATION AND DECONSOLIDATION OF NGFC LIMITED PARTNERSHIP

As disclosed in the 8K the Company filed with the Security and Exchange Commission on March 24, 2015, the Company set up NGFC Limited Partnership (“the Partnership”) with the Company acting as the General Partner. The purpose of the Partnership was to raise funds in the private market to acquire gasoline stations that the Partnership would lease back to the Company. The Partnership also invested its funds in the financial markets. As of September 30, 2015, the Company has contributed $35,000 as capital to the Partnership. The Partnership financial statements are consolidated with the financial statements of NGFC Equities, Inc. recording the ownership of the minority owners as noncontrolling interest. At the end of September 30, 2015, $486,935 of the capital of NGLP is owned by minority owners.

In our September 30, 2015 Cash Flow Statement we have shown contribution to NGLP for the year $487,585 as cash inflow under financing activities.

NGFC Limited Partnership located at 7135 Collins Ave, Miami Beach, FL 33141, plans to raise up to a maximum of $1,000,000 pursuant to the private transaction exemption in Securities and Exchange Commission (“SEC”) Regulation D, Rule 506. As of September 30, 2015 the Partnership has raised $485,175 from thirteen limited Partners. These limited partners will have the right to convert their partnership capital to shares of NGFC at .30 cents per share by September 30, 2016. In the event all limited partners converted 100% of their current capital to shares of NGFC it would amount to NGFC issuing 1,617,250 additional shares for $485,175.

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

•

The Partnership will grant all Limited Partners the option to convert one hundred percent of the capital they have contributed to the Partnership to shares of the General Partner, NGFC Equities, Inc. at the strike price of thirty cents ($.30 cents) per Share prior to September 30, 2016.

•

Fiscal Year of the Partnership shall end on September 30th of each year (to coincide with the fiscal year of the General Partner), which fiscal year may be changed by the General Partner, in its sole and absolute discretion.

On May 20, 2016 we filed an 8k deconsolidating NGLP from NGFC because in the event the investment by NGLP in public company stocks to be more than 40% of the total assets, that may require us to register NGFC under the Investment Company Act of 1940, that we would like to avoid since the purpose of NGFC is to acquire companies to operate through subsidiaries and not be a passive investor while it is more practical for NGLP to make a better return on the money NGLP is holding by investing in any alternative investments while NGLP still consider acquiring land and building that house operating gasoline stations to rent to Energy and Retail division of NGFC to get a fixed return on their money.  NGFC gave 30-day written notice to all limited partners of NGLP on July 19, 2016 informing NGFC’s intention to resign as the general partner of NGFC effective August 19, 2016. Concurrently Andrew Weeraratne the CEO of NGFC was appointed as the general partner of NGLP.

Also the Board, on the meeting held on May 20, 2016 approved to keep the option the current Limited Partners of NGLP have as of May 20, 2016 to convert 100% of their capital to NGFC shares at $0.30 per shares by March 31, 2017 effective even after deconsolidation of NGLP. If this conversion feature was executed by all 14 limited partners then their total capital (if any of them did not withdraw prior to March 31, 2017) of $535,350 could be converted at $0.30 cents per share to 1,784,500 shares of Class A Common Stock of NGFC.

In our September 30, 2016 Cash Flow Statement we have shown both the $50,000 contribution a non-controlling owner of NGLP made to NGLP as cash contribution to deconsolidated entity and profits we distributed to non-controlling partner of $21,366 as cash in and out of financing activities.

On the date of NGLP deconsolidation the net assets of NGLP was $572,113 including cash of $342,572 and had made $75,790 in net earnings. On our cash flow statements we chose the option to Combine cash flows from discontinued operations with cash flows from continuing operations within each cash flow category and add the cash and cash equivalents included in assets held for sale at the beginning and end of the period to the respective balances in the cash line item from the balance sheet and have reconciled the cash balance per cash flow statements with the cash balance per balance sheet. We recorded the September 30, 2015 balance sheet allowing for the discontinued entity and the assets of discontinued operation for the year ending September 30, 2015 was $501,391. There were no liabilities.

The following table presents the carrying value of the major classes of assets included in our discontinued operations as presented on our Consolidated Balance Sheet as of September 31, 2015. There were no liabilities in our discontinued operations. There were not remaining on our Consolidated Balance Sheets as of September 30, 2016 related to discontinued operations.

Year ended September 30, 2015
Cash	$356,792
Marketable securities	144,599

Total Current Assets	501,391

Total discontinued assets	$501,391

The following table presents the amounts of the major items that are included in discontinued operations that are presented on our Consolidated Income Statements:

	Year ended Sept 30, 2016	Year ended Sept 30, 2015
Operating Expenses
Professional fees	$2,400	$2,500
General and administrative	-	401
Total Operating Expenses	2,400	2,901

Other Income
Realized gain marketable securities	126,104	10,266
Unrealized loss on marketable securities	(49,743)	(28,824)
Dividends received	1,829	-
Total Other Income	78,190	(18,558)
Taxable Gain (Loss)	75,790	(21,459)

Income (loss) from discontinued operations	$75,790	$(21,459)

NOTE 7 – FORMATION AND TERMINATION OF ECI-LATAM ANIMAL HEALH DIVISION AND LA VELES INC

The Company filed an 8k with the SEC on May 7, 2015, to announce the following: On May 6, 2015 ECI-LATAM Inc. 55% owned subsidiary of NGFC Equities, Inc. set up a new division entitled “Animal Health” division appointing Dragana Jovic as the Vice President of that division. Also ECI-LATAM Inc. appointed Bo Engberg and Dr. Marco S Dragic as the directors of the Board of Directors on May 6, 2015.

Further to forming the Animal Health Division we formed a new corporation on August 5, 2015 entitled La Veles Inc. to conduct business of Animal Health Division through this new corporation and an 8k was filed on August 6, 2015 to clarify this event. When we began, we planned to have it as a 55% owned subsidiary with our joint venture partners in Serbia owning 45%. But as of the reporting date, we owned 80.49% of La Veles Inc. We formed La Veles Inc. to focus on manufacturing and distribution of a natural cream to cure certain animal diseases by manufacturing certain anti-infections cream in Serbia, but due to discussions we had with our joint venture partners in Serbia we are currently considering to focus only on distribution and not on manufacturing.  La Veles accounts has been consolidated with the financial statements of the Company and we have recorded $200 of capital as owned by minority owners as of September 30, 2015.

On January 23rd, 2016 decided to be involved only with distribution of this anti-infection cream and also let ECIL directly handle the work through ECIL and not get La Veles Inc. be involved with it.  ECIL currently has no formal agreement with the manufacturer of this Cream to distribute it. As we terminated the business involving La Veles we paid out the minority shareholder $125 to buy back his ownership and closed the bank account. Currently LVI remains an inactive 100% owned subsidiary of NGFC. The cost of setting up LVI and making it inactive had been minimal for us due to the expertise of our staff in forming the corporation, handling most administrative and filing obligations through our internal team

NOTE 8 – FORMATION AND TERMINATION OF VANGUARD ENERGY INC

As described on the 8k the Company filed with the SEC on May 19, 2015, the Company formed a 55% owned subsidiary entitled “Vanguard Energy Inc,” (“VE”) a California corporation with an individual Michael Alexander Laub as the 45% owner. Vanguard Energy Inc. to be based at 924 Calle Negocio Unit B, San Clemente, CA 92673. Mr. Laub is the Chief Executive Officer of CNG United LLC that he founded in 2008. CNG United is in the business of Alternative Fuels safety & education. CNG United, conducts vehicle conversions and safety training classes nationally on a regular basis. CNG United also sells conversion systems, CNG parts & accessories to CNG United national network of CNG technician graduates, as well as corporate fleets and municipalities.

Vanguard Energy Inc. was formed to focus on buying established gasoline stations and adding Natural Gas (NG) bays along with conversion garages to convert vehicles to run on NG. VE planned to expand that operation nationwide in joint venture “Franchise” opportunity with mechanics that Mr. Laub had built relationships. The accounts of VE are consolidated with the accounts of the Company and an amount of $450 has been recorded as owned by minority owners as of September 30, 2015.

On the 23rd of January 2016, the Board of Directors decided to discontinue the operation of VE, due to recent price decline in gasoline and until we assess the cost benefit of the vehicle conversion division, and have Mr. Laub who currently manages CNG United LLC work as a consultant for NGFC. Subsequently we dissolved VE California corporation. The financial cost of setting up and discontinuing VE had been minimal for us due to the expertise of our staff in forming the corporation, handling most administrative and filing obligations through our internal team.

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

As of September 30, 2016 we have 7,000,000 Class B common stock outstanding and 18,206,799 Class A common stock outstanding.

NOTE 11– EQUITY LINE WITH AND NOTE PAYABLE TO SOUTHRIDGE

At a Board of Directors meeting held on February 29, 2016 the Board approved an Equity Line sale of $3,000,000 worth of NGFC shares to Southridge Partners II LP at a 90% discount on $0.40 cents per share, the price at which our shares were sold last on OTCPink.  Pursuant to this equity line we filed an S-1 and subsequently a S-1/A (Amendment Number 1) to get SEC effectiveness for Southridge to sell 7,500,000 shares of our Class A Common Stock on March 29, 2016.   Our prospectus filed with the SEC to register the stock we plan to sell to Southridge was made effective August 9, 2016.  We made a Put Notice to Southridge to purchase $360,000 worth of our shares on August 11, 2016 with reference to this Equity Line offering but Southridge did not buy our shares since there was no market for our shares during the put period.

We issued a note for $50,000 to Southridge on March 23, 2016 at 7% interest per annum as payment with reference to the equity purchase agreement. This note was made to be payable in total on December 31, 2016 with accrued interest. Consequently Southridge introduced us to a private Energy company, as referred to under Note ___ “Subsequent Events” who began merger talks with us. As part of such merger discussions, this potential merger partner has made an agreement with Southridge to accept this $50,000 note payable and accrued interest as part of a potential merger between us.

Originally we recorded that amount as Loan payable to Southridge on our balance sheet and have charged additional-paid-in-capital account correspondingly since this is considered a cost of the equity financing and therefore can be treated as a reduction of the proceeds received from the sale of equity to Southridge. In the September 2016 quarter the Company chose to write off this cost as an expense because no proceeds have been received from this line so far.

NOTE 12 – SALE OF COMMON STOCK

In February 2015, we began selling Class A Common Stock of our Company for .15 cents per share through our Direct Public Offering registered with the Security and Exchange Commission that we terminated as of June 30, 2015. We sold 964,674 Class A Common Stock of our Company for a value of $146,201 and gave to 14 associates 875,000 Class A Common Stock of our Company for an aggregate value of $131,250 for certain work performed and to be performed for us. We have recorded them as consulting fee expenses of the Company.

NOTE 13 – SALE OF UNREGISTERED SECURITIES

On September 1, 2015 we sold 10,000 Class A restricted Common Stock of our Company at .15 cents in a private exempt offering to one state of Florida resident. Also in the month of September we issued additional 743,000 Class A restricted Common Stock with an aggregate value of $111,450 to the following individuals and a corporation as fees for various services:

Stockholder Name	No. of Shares	Price	Amount
Clifford Hunt Esq	45,000	0.15	$6,750
Lynx mgt	18,000	0.15	2,700
Kazuko Kusunoki	50,000	0.15	7,500
Eugene Nichols	100,000	0.15	15,000
James New	10,000	0.15	1,500
Bo Engberg	10,000	0.15	1,500
High Tech Fueling, Service and Distribution Inc.	510,000	0.15	76,500
TOTAL	743,000		$111,450

High Tech Fueling, Service and Distribution Inc (HFSD) is a related entity that provided services to NGFC since its inception and thus NGFC Board agreed to give HFSD 510,000 shares valued at .15 cents per share plus $1,000 in cash that added up to a total value of $77,500 as management fees.

For the fiscal year ending September 30, 2016 we issued the following shares as fees to the following persons at $0.40 per share. This price was based on the last price at which our stock was traded on the OTC PINK. We have not received any proceeds from our equity line.

Date	Stockholder Name	No. of Shares	Price	Amount
11/15/15	Nihal Goonewardana	50,000	0.15	7,500
8/15/16	Stockvest	100,000	0.40	40,000
9/30/16	Clifford Hunt	6,625	0.40	2,650
9/30/16	Lynx management	7,500	0.40	3,000
-	TOTAL	164,125	-	53,150

NOTE 14 – RELATED PARTY TRANSACTIONS

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

On October 28, 2014 Goran Antic the Majority shareholder and the Chief Executive Officer of ECIL loaned to ECIL $30,000 at 5% per annum interest. As of the date of the Company acquired 55% of ECIL the balance was $23,625. For the year ending September 30, 2015 ECIL paid interest expenses of $1,271 and $5,051of principal payments on that loan and the balance of the loan payable to Mr. Antic as of September 30, 2015 is $18,554. This is an unsecured note with interest at 5% per annum accruing quarterly and with the principal paid back only when cash flow is available. During the fiscal year 2016 this loan was fully paid off along with interest of $333.

Under the sale of unregistered securities above we have shown the stock we gave Our Company directors James New, Gene Nichols and Bo Engberg. as fees for their services for the fiscal year September 30, 2016:

NOTE 15 – INCOME TAXES

As of September 30, 2016, the Company had net operating loss carry forwards of $ 282,586 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Components of net deferred tax assets, including a valuation allowance, are as follows for September 30, 2016.

Net Operating loss carry-forward

$   643,373

Net adjustments to taxes

     534,495

Adjusted NOL carry-forward

     108,878

Total deferred tax assets

       38,107

Less valuation allowances

      (38,107)

Net deferred tax asset

$              0

As of September 30, 2015, the Company had net operating loss carry forwards of $173,708 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Components of net deferred tax assets, including a valuation allowance, are as follows for September 30, 2015.

Net Operating loss carry-forward

$   444,455

Net adjustments to taxes

     270,747

Adjusted NOL carry-forward

     173,708

Total deferred tax assets

       60,798

Less valuation allowances

      (60,798)

Net deferred tax asset

$              0

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2016.

NOTE 16  – SUBSEQUENT EVENTS

We have signed a merger agreement, that can be construed as a reverse merger agreement on January 5, 2017, with Quest Energy Inc. (a Corporation incorporated in the State of Indiana) to issue 4,817,792 Class A Preferred Stock with the right to convert one such Class A Preferred Stock to one hundred shares of Common stock to 100% shareholders of Quest Energy Inc. in exchange for these individuals selling 100% ownership of Quest Energy Inc. to the Company.

We filed a Form 14C PRE with the SEC on Jan 5- 2017, to announce the following:

1. To amend the Articles of Incorporation to increase the number of authorized shares of the Company to one billion shares of which nine hundred and ninety million would be Class A Common Stock and eliminate Class B Common Stock and To designate five million (5,000,000) of the ten million (10,000,000) authorized Preferred Stock as Series A Preferred Stock with one thousand votes for each Preferred Stock and keep the other five million (5,000,000) authorized Preferred Stock as blank check Preferred Stock.

2. To issue 4,817,792 Class A Preferred Stock with the right to convert one such Class A Preferred Stock to one hundred shares of Common stock to 100% shareholders of Quest Energy Inc. (a Corporation incorporated in the State of Indiana) in exchange for these individuals selling 100% ownership of Quest Energy Inc. to the Company.

We plan to follow the Form 14C DEF around January 16, 2017 and also additionally file a Form 8k announcing the details of this merger agreement.

We issued the following as fees on November 2016 as fees:

Date	Stockholder Name	No. of Shares	Price	Amount
11/21/16	Kazuko Kusunoki	50,000	0.4	20,000.00
11/21/16	James New	25,000	0.4	10,000.00
11/21/16	Bo Engberg	25,000	0.4	10,000.00
11/21/16	Gene Nichols	50,000	0.4	20,000.00
11/21/16	Lynx management	3,000	0.4	1,200.00
-	TOTAL	153,000	-	61,200.00

We accrued $60,000 as expenses for September 30, 2016 since our Board granted them to the directors and the employee of the company those shares prior to the year ending September 30, 2016. The $1,200 is the payment is for the rental expenses from June 30, 2016 to December 31, 2016.