Form 10-Q
period 2016-12-31
NGFC Equities, Inc.
filed 2017-02-06
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55456

NGFC Equities, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-3914127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7135 Collins Ave No. 624 Miami Beach , FL 33141
(Address and Zip Code of principal executive offices)

Registrant’s telephone number, including area code: (305) 865-8193

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

As of February 6, 2017 the registrant had 25,359,799 shares of Class A common stock issued and outstanding.

NGFC EQUITIES, INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

NGFC Equities, Inc.
Consolidated Balance Sheets
(Unaudited)
	December 31, 2016	September 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$64,546	$48,787
Marketable securities	-	35,020
Accounts receivable	-	2,210
Inventory	6,288	4,959
Total current assets	70,834	90,976

Fixed assets
Software, net	5,745	5,995

Total assets	$76,579	$96,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$2,692	$72,992
Other payable	14,158	10,171
Deferred revenue	35,335	35,335
Loan payable Southridge	50,000	50,000
Total current liabilities	102,185	168,498

Stockholders' deficit
Series A Preferred stock: $.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock: $.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 18,359,799 and 18,206,799 shares issued and outstanding for the period end	1,836	1,821
Class B Common stock: $.0001 par value; 60,000,000 shares authorized, 7,000,000 shares issued and outstanding for the period end	700	700
Additional paid-in capital	1,147,010	1,085,825
Accumulated deficit	(1,251,734)	(1,231,162)
Total stockholders' deficit	(102,188)	(142,816)
Non Controlling Interest	76,582	71,289
Total Deficit	(25,606)	(71,527)
Total liabilities and stockholders' deficit
	$76,579	$96,971

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Operation (Unaudited)

NGFC Equities, Inc.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015
Revenue
Sales	$56,129	$84,865
Cost of good sold
Purchases - Parts and Materials	35,959	18,635
Total Cost of Good Sold	35,959	18,635

Gross profits	20,170	66,230

Operating expenses
Legal fees	1,330	2,090
Accounting fees	5,000	5,000
Officer compensation	13,500	16,637
Depreciation and amortization	250	12,750
Consulting fees	6,000	14,250
General and administrative	10,653	17,811
Total operating expenses	36,733	68,538

Loss from operations	(16,563)	(2,308)

Other income
Realized gain on marketable securities	1,284	11,725
Unrealized loss on marketable securities		(11,755)
Dividends received	-	527
Total other income	1,284	497

Income (loss) from continuing operations	(15,279)	(1,811)
Income (loss) from discontinued operations	-	(16,757)
Net income (loss)	(15,279)	(18,568)
Less: Net income (loss) attributable to the Non Controlling Interest	(5,293)	(24,090)
Net income (loss) attributable to NGFC Shareholders	(20,572)	(42,658)

Basic and diluted loss per common share continuing operations	(0.00)	(0.00)

Basic and diluted income (loss) per common share discontinued operations	0.00	(0.00)

Basic and diluted income (loss) per common share	(0.00)	(0.00)

Basic and diluted weighted average number of common shares outstanding	25,306,582	25,045,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

NGFC Equities, Inc.
Statements of Cash Flows
(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net loss	$(15,279)	$(18,568)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	250	12,750
Realized gain on marketable securities	1,284	39,067
Unrealized loss on marketable securities	-	(55,834)
Dividends received	-	1,007
Stock based compensation	-	7,500
Changes in operating assets and liabilities:
Inventory	(1,329)	-
Deferred revenue	-	(33,953)
Other payables	2,210	(420)
Accrued expenses	(5,113)	600
Net cash used in operating activities	(17,977)	(47,851)

Investing activities:
Cash received (paid) for available for sale securities	33,736	168,370
Net cash used in investing activities	33,736	168,370

Financing activities:
Principal payments on related party loan	-	(12,154)
Net cash provided by financing activities	0	(12,154)

Net increase (decrease) in cash	15,759	108,365
Cash at beginning of period	48,787	444,775

Cash at end of period	$64,546	$553,140

Supplemental disclosures:
Cash paid for:
Interest	$1,200	$187
Income taxes	$-	$-
Payment in stock to settle accrued liability	61,200	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NGFC Equities, Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2016

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

On January 5, 2017, NGFC Equities, Inc. entered into a Share Exchange Agreement ("Agreement") with Quest Energy Inc., ("Quest"), a private company incorporated in the State of Indiana with offices at 8856 South Street, Fishers, IN 46038.  Founded in June 11, 2015, Quest Energy Inc., engages in diversified energy services including mining, processing and logistics, with a primary focus on traditional energy sources such as coal and oil and gas. Quest plans to expand its business by continuing to develop its currently leased properties and further expanding its processing and logistics business, and through the pursuit of strategic acquisitions.

Pursuant to the terms of the Agreement, 4,817,792 of newly authorized Series A Preferred Stock, par value $0.0001 per share (the "Common Stock") will be issued to Quest shareholders holding 100% of the issued and outstanding common shares of Quest. The Series A Preferred Stock shall be convertible into common stock of the Company at the sole option of the holder of such Series A Preferred Stock at a rate of 100 shares of Common Stock per share of Series A Preferred Stock, which represents a legal and equitable equity ownership in the Company immediately post-closing of 95% of the Common Stock outstanding.  As of the filing date this transaction has not been closed and it would be closed after these Class A Preferred Stock has been issued. This transaction is defined as a reverse merger recapitalization.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation. We have consolidated the financial statements of ECI-LATAM Inc. (ECIL) that we own 55% of with the financial statements of our Company in both periods presented. For the period ending Decmber 31, 2015 we consolidated the operation of NGFC Limited Partnership with the company.

The accompanying unaudited consolidated financial statements include all accounts of the Company and in the opinion of management, reflect all adjustments, which include all normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the period from October 1, 2016 to December 31, 2016. The unaudited consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation.

This financial statement period is not an indicative of the results to be expected for the year ending September 30, 2017, or for any other interim period in future. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the fiscal year ended September 30, 2016, filed with the U.S. Securities and Exchange

Commission on January 13, 2017.

Major Customer

100% of the revenue of ECIL for the quarters ended December 31, 2016 and 2015 came from a single customer.

NOTE 3 – DECONSOLIDATION OF SUBSIDIARY

On May 20, 2016 we deconsolidated NGFC Limited Partnership (NGLP) of which we were the General Partner and received 30% of gains and hence have been consolidating with our company since the inception of NGLP March 24, 2015, since we decided to resign as the general partner allowing NGLP to function as an independent partnership without us managing its business.  We have shown the deconsolidation of NGLP on our income statements for the period ending December 31, 2015 under “Income (loss) from discontinued operations.”  On our cash flow statements for the period ending December 31, 2015 we chose the option to Combine cash flows from discontinued operations with cash flows from continuing operations within each cash flow category and add the cash and cash equivalents included in assets held for sale at the beginning and end of the period to the respective balances in the cash line item from the balance sheet and have reconciled the cash balance per cash flow statements with the cash balance per balance sheet as of December 31, 2015 on a note to the financial statements.

Period ended 12/31/15

Reconciliation of Cash flow ending cash balance with cash balance in balance sheets

Cash balance per cash flow statement	$553,140

Cash portion held by deconsolidated entity	(489,492)

Following schedule illustrates the Income (loss) from discontinued operations for the periods presented in the financial statements for the period ended December 31, 2015:

Period ended 12/31/15

Revenue	-
General & Administrative	$(500)
Other income (loss)	(16,257)

Net earnings	$(16,757)

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities are classified as available for sale and are presented in the consolidated balance sheets at fair value.

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

Marketable securities have been valued at Level 1 and the value of there were no marketable securities as of December 31, 2016 and $ 35,020 as of September 30, 2016.

For the three months ended December 31, 2016 the realized gains from investment accounts were $ 1,284 and there were no unrealized gains or losses nor dividends.

For the three months ended December 31, 2015 the realized gains from investment accounts were $ 11,725 and unrealized losses was $11,755. The dividends for the three months ended December 31, 2015 was $ 527.  For NGLP we had $27,342 in realized gains and $44,079 in unrealized losses and $480 in dividends.

NOTE 5 – EQUITY

On January 18, 2017 we amended our Articles of Incorporation as follows:

1.

To increase the authorized number of shares of the Company from three hundred million to one billion total authorized shares with 990,000,000 of that as Class A Common Stock.

2.

Eliminate Class B Common Stock.

3.

To designate five million (5,000,000) of the ten million (10,000,000) authorized Preferred Stock as Series A Preferred Stock with one thousand votes for each Preferred Stock and keep the other five million (5,000,000) authorized Preferred Stock as blank check Preferred Stock

During the current quarter we issued the following shares to the following people as fees:

Kazuko Kusunoki	50,000	0.4	$20,000
James New	25,000	0.4	10,000
Bo Engberg	25,000	0.4	10,000
Gene Nichols	50,000	0.4	20,000
Lynx management	3,000	0.4	1,200
	153,000		$61,200

We have accrued the above fees except the rent payable in the prior quarter financial statements.

NOTE 6 – RELATED PARTY TRANSACTIONS

As mentioned elsewhere in this report, we issued shares 25,000 shares each to two directors James New and Bo Engberg and 50,000 shares to Eugene Nichols.

Kazuko Kusunoki, the vice president administration is paid $2,000 in fees per month to handle bookkeeping, computerized filing and system administration. She is the spouse of the CEO Andrew Weeraratne.

NOTE 7 – GOING CONCERN ISSUE

The financial statements has been prepared on the going concern basis which assumes the company and consolidated entity will have sufficient cash to pay its debts as and when they become payable for a period of at least 12 months from the date the financial report was authorized for issue.

The Company has an accumulated deficit of  $1,251,734 as at December 31, 2016, as well as recurring losses and negative cash from operations. Those factors, as well as the uncertain conditions that the Company faces regarding its loan agreements, raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company has executed a merger agreement with a private business that we believe may generate adequate cash flow or would be able to raise adequate funds to resolve this issue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

On January 5, 2017, NGFC Equities, Inc. entered into a Share Exchange Agreement ("Agreement") with Quest Energy Inc., ("Quest"), a private company incorporated in the State of Indiana with offices at 8856 South Street, Fishers, IN 46038.  Founded in June 11, 2015, Quest Energy Inc., engages in diversified energy services including mining, processing and logistics, with a primary focus on traditional energy sources such as coal and oil and gas. Quest plans to expand its business by continuing to develop its currently leased properties and further expanding its processing and logistics business, and through the pursuit of strategic acquisitions. Pursuant to the terms of the Agreement, 4,817,792 of newly authorized Series A Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock") will be issued to Quest shareholders holding 100% of the issued and outstanding common shares of Quest. The Series A Preferred Stock shall be convertible into common stock of the Company at the sole option of the holder of such Series A Preferred Stock at a rate of 100 shares of Common Stock.

We filed the Amended Articles of Incorporation on January 18, 2017 with the State of Florida and received the certification of Amended and Restated Articles of Incorporation from the State of Florida on January 20, 2017 to change the following:

To increase the authorized number of shares of capital stock of the Company from three hundred million (300,000,000) to one billion (1,000,000,000) total authorized shares with nine hundred and ninety million (990,000,000) of the authorized shares being designated as Class A Common Stock.

To eliminate Class B Common Stock.

To designate five million (5,000,000) of the ten million (10,000,000) authorized Preferred Stock as Series A Preferred Stock with one thousand votes for each share of Preferred Stock and keep the other five million (5,000,000) authorized Preferred Stock as “blank check” Preferred Stock. We have adjusted our financial statement information to reflect this change.

We transferred the outstanding 7,000,000 Class B common stock to Class A common stock on January 30, 2017 and cancelled class B common stock.  As disclosed elsewhere in these statements this Agreement has not been closed as of the filing date of this report.

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

1.

Energy and Retail Division

2.

Healthcare Division

3.

Consulting Division

However, so far we have been only engaged in Healthcare Division. We have not done any work in the other divisions, due to our inability to raise funds to get that going. Therefore this report will only address the activities of our Healthcare division.

We began our Health Care Division by acquiring ECI-LATAM Inc. (“ECIL”), in the business of installing and maintaining large medical equipment, in February of 2015. In May 2015 ECIL set up an “Animal Health Division,” to manufacture, package, market and distribute globally, an infection healing cream for dairy animals. In August 2015, this Animal Health Division was transferred to a separate corporation incorporated in the state of Florida entitled La Veles Inc. (“LVI”) with NGFC owning 73% of LVI. La Veles was planning on setting up a factory in the Republic of Serbia to manufacture this cream with Mr. Goran Antic (“Antic”) acting as the Chief Executive Officer of La Veles Inc. However, the activation of this strategy did not proceed smoothly and in order to save time and cost, the Board on January 23rd, 2016 decided to be involved only with distribution of this anti-infection cream and also let ECIL directly handle the work through ECIL and not have La Veles Inc. be involved with it.  ECIL currently has no formal agreement with the manufacturer of this cream to distribute it. Currently LVI remains an inactive 100% owned subsidiary of NGFC. The cost of setting up LVI and making it inactive had been minimal for us due to the expertise of our staff in forming the corporation, handling most administrative and filing obligations through our internal team.

On March 24, 2015, the Company set up NGFC Limited Partnership (“NGLP”, “the Partnership”) with the Company acting as the General Partner. One objective of the Partnership was to raise funds in the private market through any exempt offerings to acquire gasoline stations that the Partnership would lease back to the Company to earn a fixed return. The Partnership also invested a portion of its funds in the financial markets. One of the unique features of the Partnership is an option the limited partners to the partnership will have to convert 100% of their contributed capital regardless of the balance of the capital account to shares of NGFC at a pre-agreed strike price within a pre-agreed period.

On May 20, 2016 we filed an 8k deconsolidating NGLP from NGFC because in the event the investment by NGLP in public company stocks to be more than 40% of the total assets, that may require us to register NGFC under the Investment Company Act of 1940, that we desire avoid since the purpose of NGFC is to acquire companies to operate through subsidiaries and not be a passive investor.  It is more practical for NGLP to make a better return on the money NGLP is holding by investing in any alternative investments while NGLP still considers acquiring land and buildings that house operating gasoline stations to rent to the Energy and Retail division of NGFC to obtain a fixed return on their money.  NGFC gave 30-day written notice to all limited partners of NGLP on July 19, 2016 informing NGFC’s intention to resign as the general partner of NGFC effective August 19, 2016. Concurrently, Andrew Weeraratne, the CEO of NGFC, was appointed as the general partner of NGLP.

On January 5, 2017, NGFC Equities Inc. entered into a Share Exchange Agreement ("Agreement") with Quest Energy Inc., ("Quest"), a private company incorporated in the State of Indiana with offices at 8856 South Street, Fishers, IN 46038.  Founded in June 11, 2015, Quest Energy Inc., engages in diversified energy services including mining, processing and logistics, with a primary focus on traditional energy sources such as coal and oil and gas. Quest plans to expand its business by continuing to develop its currently leased properties and further expanding its processing and logistics business, and through the pursuit of strategic acquisitions.

 At the closing of the Agreement (which was contingent upon a 80% reconfirmation vote under Rule 419 and other closing conditions), pursuant to the terms of the Agreement, 4,817,792 of newly authorized Series A Preferred Stock, par value $0.0001 per share (the "Common Stock") will be issued to Quest shareholders holding 100% of the issued and outstanding common shares of Quest. The Series A Preferred Stock shall be convertible into common stock of the Company at the sole option of the holder of such Series A Preferred Stock at a rate of 100 shares of Common Stock per share of Series A Preferred Stock, which represents a legal and equitable equity ownership in the Company immediately post-closing of 95% of the Common Stock outstanding. This share exchange agreement has not been closed as of the filing date of this report.

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

Plan of Operation

Healthcare Division

We decided to set up a healthcare division since we discovered a few private companies in the healthcare industry showing an interest in doing what we have done in setting the stage to get listed on a stock market and thus agreeing to join us as a subsidiary so that they can benefit from being part of us and from our expertise in administrative tasks and fundraising capabilities as a public company to run a successful business. Our operation of the healthcare division, with the purchase of any business in that division would be through the expertise of those who run those businesses at the time we purchase them. Our goal in that instance would be to take care of the administrative and accounting tasks and allow the current management of those companies to operate them as they currently operate.

The Company, ECI-LATAM INC. (“ECIL”), 55% of which we purchased was incorporated in the State of Florida on March 25, 2014 and is engaged in installation and performing maintenance and repairs of large medical equipment that deal in sterilization and disinfection. ECIL also sells spare parts, consumables and service contracts for medical establishments. As of now 100% of ECIL sales and services are performed outside the USA. Also 100% of the maintenance and repairs for the period of these financial statements have been done only for the medical equipment belonging to Getinge Group, a public company based in Sweden which manufactures and distributes its own large medical equipment. Mr. Goran Antic has been talking to other larger Medical Equipment companies to see if ECIL could take over the maintenance, repair and selling accessories to the users of their equipment also. Most large medical equipment companies have their in-house maintenance company to take care of maintenance and repairs of their equipments. Mr. Antic discovered that often clients prefer to have an independent company with an expert knowledge in the machinery doing such work and thus launched his own company to provide such services. Currently all installation and maintenance work is being done by Mr. Antic, the sole employee and the CEO of the company.  One hundred percent (100%) of revenue of ECIL came from one major client for the period of October 1, 2016 to December 31, 2016 and 2015.

Results of Operation

Our consolidated operations had operating revenues of $56,129 for the three-months ended December 31, 2016 and $84,865 operating revenue for the three-months ended December 31, 2015. We have incurred net loss attributable to common shareholders in the amount of $20,572 and a net operating loss of $ 42,658 respectively for the same periods. We have deconsolidated the operations of NGFC Limited Partnership (NGLP) in these financial statements and the income from deconsolidated operations for the period ended December 31, 2015 was $16,757

From our inception to-date our activities have been primarily financed from the proceeds of a private offering the Company commenced in October 2013 and completed in November 2013 and our Direct Public Offering we began in February 2015 and closed on June 30, 2015.

For the three months ended December 31, 2016 and 2015, professional fees expenses were $ 6,330 and $7,090 respectively and the general and administrative expenses were $ 10,563 and $ 17,811 respectively. Officer compensation for the three months ended December 31, 2016 and 2015 were $ 13,500 and $ 16,637 respectively and consulting fees for the same periods ended December 31, 2016 (including stock compensation) was $ 6,000 and $14,250. Depreciation and amortization for the same periods ended December 31, 2016 and 2015 were $250 and $12,750 respectively.

Liquidity and Capital Resources

For the three months ending December 31, 2016 our net cash flow used operating activities was $17,977 and for the period ending December 31, 2015 the net cash flow used including from the deconsolidated operation was $ 47,851.

For the three months ending December 31, 2016 and 2015 net cash used in investing activities were $0 and $168,370 respectively. There was no net cash used in financing activities for the three months ending December 31, 2016 and net cash used by financing activities for the three months ending December 31, 2015 was $ 12,154.

As shown on Note 7 to our Financial Statements our accountants have raised doubts as to our ability to continue as a viable business due to lack of revenue and accumulated deficit.

On March 29, 2016 we filed a registration statement and prospectus on FormS-1 with the United States Securities and Exchange Commission (“SEC”) to make effective an Equity Line purchase arrangement with Southridge Partners II, LP (“Southridge”).  The SEC declared the registration statement effective as of August 9, 2016. The Purchase Agreement with Southridge commits Southridge to purchase up to $3 million worth of our common stock. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Purchase Agreement. This portion was calculated as approximately 33% of the Company's public float as of March 29, 2016. We may use part of the proceeds we receive from Southridge to begin operations in our Energy and Retail Division, if we become aware of an appropriate opportunity.

However, it is probable that we will need to raise more funds in the future for our working capital needs. We plan to raise such capital through another offering in the future. Until such capital becomes available we plan to continue operations with the funds we have available on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available.

We believe that our operational strategy, which focuses on using low overhead costs, will avail us to manage our current operational activities for approximately 12 months with the funds we have and plan to collect through our ordinary operations.  As discussed elsewhere in this report, we signed a share exchange agreement with a new business, Quest Energy Inc., according to which the management of Quest will take over the operations of our company.

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

There can be no assurance that we will be able to successfully develop and open any combined gasoline and NG fueling service stations and vehicle retrofitting garages, or otherwise implement any portion of our long term business strategy.  We believe that we can control the operating and general and administrative expenses of our operations to be within the cash available from our current offering.

The Company has generated only limited revenue through its healthcare subsidiary and has incurred losses since inception resulting in an accumulated deficit of $1,251,734 as of December 31, 2016 and $1,231,162 as of September 30, 2015 and further losses are anticipated in the development of our business. Currently, we have no written or oral communication from stockholders, directors or any officers to provide us any forms of cash advances, loans or sources of liquidity to meet our working capital needs or long-term or short-term financial needs.

On March 23, 2016, the Company executed an agreement for an Equity Line sale of $3,000,000 worth of NGFC shares to Southridge Partners II LP at a 90% discount on $0.40 cents per share, the price at which our shares were sold last on OTCPink.  In connection with this equity line we filed a registration statement on Form S-1 on March 29, 20016 and subsequently, a series of  amendments to the registration statement on Form S-1/A (Amendments to the S-1) to obtain a declaration of effectiveness from the SEC to allow Southridge to sell up to 7,500,000 shares of our Class A Common Stock for $3,000,000. We received the notice of effectiveness from the SEC on August 9, 2016 to begin selling our shares to Southridge under this Equity Line.

We issued a note for $50,000 to Southridge as payment with reference to this agreement.  We have recorded that amount as Loan payable to Southridge on our balance sheet and have charged additional-paid-in-capital account correspondingly. In three month period ending September 30, 2016, we wrote off this $50,000 amount as an expense.

This loan is payable in full with accrued interest at 7% per annum by December 31, 2016. Pursuant the share exchange agreement we signed with Quest they accepted this note and interest accrual of the note. Quest is negotiating this loan currently even though this Agreement has not been closed as of the filing date of this report.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NGFC Equities, Inc.

Date: February 6, 2017	By:	/s/ I. Andrew Weeraratne
Name: I. Andrew Weeraratne
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)