Form 10-Q
period 2017-03-31
American Resources Corp
filed 2018-02-20
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55456

American Resources Corporation
(Exact name of registrant as specified in its charter)

Florida	46-3914127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9002 Technology Lane

Fishers, IN 46038

(Address and Zip Code of principal executive offices)

Registrant’s telephone number, including area code: (917) 685-2547

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 9, 2018, the registrant had 892,037 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

 (UNAUDITED)

For the three months ended

March 31, 2017

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

UNAUDITED

March 31, 2017 and December 31, 2016

	3-31-17	12/31/2016

ASSETS

CURRENT ASSETS
Cash	$756,160	$784,525
Accounts Receivable	1,427,736	2,753,199
Accounts Receivable - Other	196,966	199,701
Total Current Assets	2,380,862	3,737,425

OTHER ASSETS
Cash - restricted	220,602	141,102
Processing and rail facility	2,914,422	2,914,422
Underground equipment	7,514,410	7,500,512
Surface equipment	3,771,943	3,751,054
Less Accumulated Depreciation	(2,722,499)	(2,262,855)
Land	178,683	178,683
Accounts Receivable - Other	178,774	196,347
Note Receivable	4,117,139	4,117,139
Total Other Assets	16,173,474	16,536,404

TOTAL ASSETS	$18,554,336	$20,273,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,111,825	$2,196,060
Accrued related party management fee	17,840,615	17,840,615
Accrued interest	152,945	122,945
Funds held for others	104,487	24,987
Due to affiliate	74,000	74,000
Current portion of long term-debt	4,016,233	4,431,006
Current portion of reclamation liability	2,105,320	707,645
Total Current Liabilities	27,405,425	25,397,258

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $448,548 and $451,389)	4,947,368	4,964,941
Reclamation liability	16,149,751	17,419,228
Total Other Liabilities	21,097,119	22,384,169
Total Liabilities
	48,502,544	47,781,427

STOCKHOLDERS' DEFICIT
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 878,704 and 0 shares issued and outstanding for the period end	88	-
AREC - Series A Preferred stock: $.0001 par value; 4,817,792 shares authorized, 4,817,792 shares issued and outstanding	482	482
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares authorized, 500,000 shares issued and outstanding	500	-
Additional paid-in capital	687,605	88,193
Accumulated deficit	(30,868,618)	(27,651,030)
Total American Resources Corporation's Shareholders' Equity	(30,179,943)	(27,562,355)
Non controlling interest	231,735	54,757
Total Stockholders' Deficit	(29,948,208)	(27,507,598)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,554,336	$20,273,829

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

For the Three Months Ended March 31, 2017 and

For the Three Months Ended March 31, 2016

	3/31/2017	3/31/2016

Coal Sales	$5,718,098	$-
Processing Services Income	893,983	746,779

Total Revenue	6,612,081	746,779

Cost of Coal Sales and Processing	(4,851,572)	(735,146)
Accretion Expense	(328,061)	(168,250)
Loss of Settlement	(155,922)	-
Depreciation	(459,644)	(484,188)
General and Administrative	(131,185)	(46,682)
Professional Fees	(307,307)	(23,481)
Consulting Fees - Related Party	-	(6,858,255)
Production Taxes and Royalties	(1,672,240)	(63,508)
Development Costs	(1,795,205)	(1,187,861)

Total Expenses from Operations	(9,701,136)	(9,567,371)

Net Loss from Operations	(3,089,055)	(8,820,592)

Other Income	176,978	-
Interest	(128,533)	(4,034)

Net Loss	(3,040,610)	(8,824,626)

Less: Net income attributable to Non Controlling Interest	(176,978)	-

Net loss attributable to American Resources Corp. Shareholders	$(3,217,588)	$(8,824,626)

Net loss per share - basic and diluted	$(6)	$-

Weighted average shares outstanding	498,633	-

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

For the 3 Months Ended March 31, 2017 and

For the 3 Months Ended March 31, 2016

	3/31/17	3/31/2016

Cash Flows from Operating activities:
Net loss	(3,040,610)	$(8,824,626)
Adjustments to reconcile net income (loss) to net cash
Depreciation	459,644	484,188
Accretion expense	328,061	168,250
Loss on reclamation settlements	155,922	-
Assumption of note payable in reverse merger	50,000
Amortization of issuance costs and debt discount	52,841	-
Stock compensation expense	-	83,300

Change in current assets and liabilities:

Accounts receivable	1,325,463	(25,774)
Prepaid expenses and other assets	40,000	(6,983)
Restricted cash used to pay interest	3,266	4,034
Accounts payable	925,483	372,260
Accrued expenses	-	6,840,615
Accrued interest	30,000	30,000
Reclamation liability settlements	(355,785)	-
Cash used in operating activities	(25,715)	(874,736)

Cash Flows from Investing activities:

Note receivable	-	(4,117,139)
Increase in restricted cash	(79,500)	(2,487,380)
Restricted cash used to pay down debt	17,042	21,511
Advances made in connection with management agreement	(40,000)	(285,000)
Advance repayment in connection with management agreement	75,000	-
Cash paid for PPE, net	(34,787)	242,037
Cash received from acquisitions, net of $100 cash paid	-	2,935,700
Cash used in investing activities	(62,245)	(3,690,271)

Cash Flows from Financing activities:

Principal payments on long term debt	(25,201)	(14,528)
Proceeds from long term debt	-	4,682,391
Payments on factoring agreement	(2,454,430)	-
Proceeds from factoring agreement	2,039,226	-
Proceeds from sale of series B preferred equity	500,000	-
Cash provided by financing activities	59,595	4,667,863

Increase(decrease) in cash	(28,365)	102,856

Cash, beginning of period	784,525	-

Cash, end of period	$756,160	$102,856

Supplemental Information
Non-cash investing and financing activities
Assumption of net assets and liabilities for asset acquisitions	$-	$626,148
Equipment for notes payable	$-	$139,425
Debt payment by affiliate	$-	$63,000
Conversion of note payable to common stock	$50,000
Beneficial conversion feature on note payable	$50,000	$-

Cash paid for interest	$45,692	$4,034
Cash paid for income taxes	$-	$-

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation (ARC or the Company) was formed in June 2015 for the purpose of acquiring, rehabilitating and operating various natural resource assets including coal, oil and natural gas.

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Quest Energy Inc, (QEI), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy) and Knott County Coal LLC (KCC). All significant intercompany accounts and transactions have been eliminated.

On January 5, 2017, QEI entered into a share exchange agreement with NGFC Equities, Inc (NGFC). Under the agreement, the shareholders of QEI exchanged 100% of its common stock to NGFC for 4,817,792 newly created Series A Preferred shares that is convertible into approximately 95% of outstanding common stock of NGFC. The previous NGFC shareholders retained 845,370 common shares as part of the agreement. The conditions to the agreement were fully satisfied on February 7, 2017, at which time the Company took full control of NGFC. NGFC has been renamed to American Resources Corporation ARC. The transaction was accounted for as a recapitalization. QEI was the accounting acquirer and ARC will continue the business operations of QEI, therefore, the historical financial statements presented are those of QEI and its subsidiaries. The equity and share information reflect the results of the recapitalization. On May 15, 2017 ARC initiated a one-for-thirty reverse stock split. The financial statements have been retrospectively restated to give effect to this split.

On February 17, 2016, McCoy Elkhorn Coal LLC (McCoy) acquired certain assets in exchange for $100 and for assuming certain liabilities of Fortress Resources, LLC. The fair values of liabilities were determined to be $3,561,848 respectively. The liabilities assumed do not require fair value readjustments.

The assets acquired of McCoy do not represent a business as defined in FASB AS 805-10-20. McCoy does not have an integrated set of activities and assets that that is capable of being conducted and managed for the purpose of providing a return or other economic benefit to their investors, members or participants. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. The assets acquired and liabilities assumed of McCoy were as follows at the purchase date:

Assets
Cash	$2,935,800
Underground Mining Equipment	531,249
Surface Mining Equipment	36,218
Coal Preparation and Loading Facilities	58,681
Liabilities
Asset Retirement Obligation	$3,561,848

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other period. These financial statements should be read in conjunction with the Company’s 2016 and 2015 audited financial statements and the notes thereto which were filed on form 8-K/A on September 25, 2017.

Going Concern: The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by expanding current coal operations as well as developing new coal operations. However, we will need to raise the funds required to do so through sale of our securities or through loans from third parties. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to cease operations. We may not be successful in raising the capital needed to expand or develop operations. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

Convertible Preferred Securities: We account for hybrid contracts that feature conversion options in accordance with generally accepted accounting principles in the United States. ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (b) variations in something other than the fair value of the issuer’s equity shares or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying Consolidated Statements of Operations.

Cash is maintained in bank deposit accounts which, at times, may exceed federally insured limits. To date, there have been no losses in such accounts.

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of March 31, 2017 and December 31, 2016 was $116,115, respectively. Additionally, upon closing, a disbursement reserve was established in the amount of $2,394,640. The total balance of restricted cash also includes amounts held under the management agreement. See note 6.

Asset Retirement Obligations (ARO) – Reclamation: At the time they are incurred, legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to mine development. Obligations are typically incurred when we commence development of underground and surface mines, and include reclamation of support facilities, refuse areas and slurry ponds or through acquisitions.

Obligations are reflected at the present value of their future cash flows. We reflect accretion of the obligations for the period from the date they incurred through the date they are extinguished. The asset retirement obligation assets are amortized using the units-of-production method over estimated recoverable (proved and probable) reserves. We are using a discount rate of 10%. Federal and State laws require that mines be reclaimed in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the period ending March 31, 2017 and 2016, $155,922 and $0 were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2016	$18,126,873
Accretion – 3 months March 31, 2017	328,061
Reclamation work – 3 months March 31, 2017	(199,863)
Balance at March 31, 2017	$18,255,071

Allowance For Doubtful Accounts: The Company recognizes an allowance for losses on trade and other accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable amounts considered at risk or uncollectible.

Allowance for trade receivables as of March 31, 2017 and December 31, 2016 amounted to $0, for both periods. Allowance for other accounts receivables as of March 31, 2017 and December 31, 2016 amounted to $640,000 and $640,000, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of March 31, 2017 and December 31, 2016.

Reclassifications: Reclassifications have been made to conform with current year presentation.

New Accounting Pronouncements: Management has determined that the impact of the following recent FASB pronouncements will not have a material impact on the financial statements.

•	Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, effective for years beginning after December 15, 2017
•	ASU 2015-11, Simplifying the Measurement of Inventory, effective for years beginning after December 15, 2016
•	ASU 2015-17, Balance Sheet Classification of Deferred Taxes, effective for years beginning after December 15, 2017
•	ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective for years beginning after December 15, 2018
•	ASU 2016-02, Leases, effective for years beginning after December 15, 2019
•	ASU 2016-18, Statement of Cash Flows: Restricted Cash, effective beginning after December 15, 2017
•	ASU 2017-01, Business Combinations, effective beginning after December 15, 2017
•	ASU 2017-11, Earnings Per Share, effective beginning after December 15, 2018

Management has elected to early adopt ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business effective at inception. See above in Note 1.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2017 and December 31, 2016, property and equipment were comprised of the following:

	March 31, 2017	December 31, 2016

Processing and rail facility	$2,914,422	$2,914,422
Underground equipment	7,514,410	7,500,512
Surface equipment	3,771,943	3,751,054
Land	178,683	178,683

Less: Accumulated depreciation	(2,722,499)	(2,262,855)

Total Property and Equipment, Net	$11,656,959	$12,081,816

Depreciation expense amounted to $459,644 and $484,188 for the periods March 31, 2017 and March 31, 2016, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	20 years
Surface Equipment	7 years
Underground Equipment	5 years

NOTE 3 - NOTES PAYABLE

During the three month period ended March 31, 2017 and 2016, principal payments on long term debt totaled $25,201 and $14,528, respectively. During the three month period ended March 31, 2017 and 2016, proceeds from long term debt totaled $0 and $4,682,391, respectively, primarily from the Kentucky New Markets Development program. (See Note 5). During the three month period ended March 31, 2017 and 2016, proceeds from the factoring agreement totaled $2,039,226 and $0, respectively and repayments according to the factoring agreement totaled $2,454,430 and $0, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership. During the three months ended March 31, 2017 and March 31, 2016, the Company incurred fees totaling $0 and $6,858,255 relating to services rendered under this agreement. The amount outstanding and payable as of March 31, 2017 and December 31, 2016, was $17,840,615 and $17,840,615, respectively. The amount is due on demand and does not accrue interest.

NOTE 5 – KENTUCKY NEW MARKETS DEVELOPMENT PROGRAM

On March 18, 2016, Quest Processing entered into two loans under the Kentucky New Markets Development Program for a total of $5,143,186. Quest Processing paid $460,795 of debt issuance costs resulting in net proceeds of $4,682,391. See note 3. The Company retains the right to call $5,143,186 of the loans in March 2023. State of Kentucky income tax credits were generated for the lender which the Company has guaranteed over their statutory life of seven years in the event the credits are recaptured or reduced. At the time of the transaction, the income tax credits were valued at $2,005,843. The Company has not established a liability in connection with the guarantee because it believes the likelihood of recapture or reduction is remote.

On March 18, 2016, ERC Mining LLC, an entity consolidated as a VIE, lent $4,117,139 to an unaffiliated entity, as part of the Kentucky New Markets Development Program loans. The note bears interest at 4% and is due March 7, 2046. The balance as of March 31, 2017 and December 31, 2016 was $4,117,139, respectively. Payments of interest only are due quarterly until March 18, 2023 at which time quarterly principal and interest are due.

NOTE 6 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. Under the management agreement funds advanced for the three month period ended March 31, 2017 and 2016 are $40,000 and $285,000, respectively and the amounts repaid totaled $75,000 and $0, respectively.

NOTE 7 – EQUITY TRANSACTIONS

A new 2016 Stock Incentive Plan (2016 Plan) was approved by the Board during January 2016. The Company may grant up to 6,363,225 shares of Series A Preferred stock under the 2016 Plan. The 2016 Plan is administered by the Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any. The options issued under the 2016 Plan vest upon issuance.

On January 1, 2016, the Company issued options amounting to 6,108,696 shares (which includes shares disclosed above) under an adopted stock option plan that were cashlessly exercised into 2,069,655 shares resulting in an expense of $83,300.

The Company had a note payable in the amount of $50,000 which was assumed as part of the share exchange agreement and accounted for as an expense in the recapitalization transaction. On February 22, 2017, the Company modified the note to add a conversion option with a price of $1.50. The conversion option was beneficial, therefore, the Company recognized $50,000 as a discount to the assume note payable. The note was converted, resulting in the issuance of 33,334 shares and the full amortization of the discount.

On March 7, 2017, ARC closed a private placement whereby it issued an aggregate of 500,000 shares of ARC’s Series B Preferred Stock at a purchase price of $1.00 per share, and warrants to purchase an aggregate of 6,250,000 shares of the ARC’s common stock, for proceeds to ARC of $500,000 (the “March 2017 Private Placement”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the preferred series B shares and the warrants in the March 2017 Private Placement were approximately $500,000. The ‘A’ warrants totaling 138,889 shares expire March 6, 2020 and hold an exercise price of $7.60 per share. The ‘A-1’ warrants totaling 69,445 shares expire March 6, 2020 and hold an exercise price of $.003 per share.

The Series B Preferred share purchase agreement provides for certain adjustments to the conversion value of the Series B Preferred to common shares of the Company that are based on the EBITDA (earning before interest, taxes, depreciation, and amortization) for the Company for the 12 months ended March 31, 2018. Those adjustments provide for a decrease in the conversion value based on the proportional miss of the Company’s EBITDA, up to a maximum of 30.0% decrease in the conversion value of the Series B Preferred to common shares.

The Series B Preferred share purchase agreement provides for an option for the investor to put the Series B Preferred investment to the Company at a premium to the Series B Preferred purchase price should the Company achieve certain hurdles, such as a secondary offering and an up-listing to a national stock exchange. Such put option expires after 20 days from notification of the Company to the Series B Preferred investor of the fulfillment of such qualifications.

The Company evaluated the convertible feature of the preferred stock under ASC 815 and concluded that derivative accounting was not required, therefore the conversion feature qualified to be an equity instrument. The Company evaluated the conversion option under ASC 470 and concluded that it was not a beneficial conversion feature. The Company considered ASC 480 to determine if the Series A convertible preferred stock should be classified as a liability or as equity. The Company’s conclusion was that it was equity under ASC 480.

NOTE 8 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

NOTE 9 - SUBSEQUENT EVENTS

Loans

On April 28, 2017, McCoy entered into a business loan agreement with Crestmark Bank in the amount of $200,000. The agreement calls for equal monthly payments through maturity of January 1, 2018 with an interest rate of 12%. The note is secured by a corporate guaranty by the Company and a personal guaranty.

On June 12, 2017, McCoy entered into an equipment purchase agreement with an unaffiliated entity to purchase certain underground mining equipment. The agreement provided for $10,000 paid upon execution, $25,000 on July 12, 2017, $25,000 on August, 12, 2017 and $112,500 on September 12, 2017.

During July 2017, an officer of the Company advanced $50,000 to Quest. The advance is unsecured, non interest bearing and due on demand.

On September 8, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity to purchase certain underground mining equipment for $600,000. The agreement provided for $80,000 paid upon execution, $30,000 monthly payments until the balance is paid in full.

On October 4, 2017, ARC entered into a consolidated loan agreement with an unaffiliated entity. $5,444,632 has been advanced under the note. $5,240,000 of the note was advanced after March 31, 2017. The agreement calls for interest of 7% and with all outstanding amounts due on demand. The note is secured by all assets of Quest and subsidiaries. In conjunction with the loan, a warrants for up to 5,017,006 common shares were issued at an exercise price ranging from $.01 to $11.44 per share and with an expiration date of October 2, 2020

On October 19, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity to purchase certain surface equipment for $90,400. The agreement calls for monthly payments until maturity of October 19, 2019 and interest of 9.95%.

On October 20, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity to purchase certain surface equipment for $50,250. The agreement calls for monthly payments until maturity of October 20, 2019 and interest of 10.60%.

On December 7, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $56,900. The agreement calls for monthly payments until maturity of January 7, 2021.

On January 25, 2018, Quest entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $346,660. The agreement calls for monthly payments until maturity of December 25, 2020.

Equity Transactions

On April 2, 2017, American Resources Corporation closed a private placement whereby it issued an aggregate of 100,000 shares of the ARC’s Series B Preferred Stock at a purchase price of $1.00 per share, and warrants to purchase an aggregate of 833,333 shares of the ARC’s common stock (subject to certain adjustments), for proceeds to ARC of $100,000 (the “April 2017 Private Placement”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the series B preferred shares and the warrants in the April 2017 Private Placement were approximately $100,000.

The Series B Preferred share purchase agreement provides for certain adjustments to the conversion value of the Series B Preferred to common shares of the Company that are based on the EBITDA (earning before interest, taxes, depreciation, and amortization) for the Company for the 12 months ended March 31, 2018. Those adjustments provide for a decrease in the conversion value based on the proportional miss of the Company’s EBITDA, up to a maximum of 30.0% decrease in the conversion value of the Series B Preferred to common shares.

The Series B Preferred share purchase agreement provides for an option for the investor to put the Series B Preferred investment to the Company at a premium to the Series B Preferred purchase price should the Company achieve certain hurdles, such as a secondary offering and an up-listing to a national stock exchange. Such put option expires after 20 days from notification of the Company to the Series B Preferred investor of the fulfillment of such qualifications.

American Resources Corporation closed on a private placement agreement which was dated April 30, 2017 and effective May 30, 2017, whereby it issued an aggregate of 250,000 shares of the ARC’s Series B Preferred Stock and warrants amounting to 2,310,733 for the purchase of $250,000 of secured debt from an unrelated debt holder of an operating subsidiary of a related party.

On July 5, 2017, the Company issued 13,333 common shares and warrants to purchase 33,333 shares to an unrelated consulting company. The warrants had an exercise price of $3.60 with a three year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although Registrant believes that the expectations reflected in the forward-looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

Company was engaged in organizational efforts and obtaining initial financing. When we formed our company our focus was to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and natural gas (NG) fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to liquefied natural gas (LNG) and compressed natural gas (CNG); and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States and also to build a convenience store to serve our customers in each of our locations.

On January 5, 2017, American Resources Corporation (ARC) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (Quest Energy), a private company incorporated in the State of Indiana on May 2015 with offices at 9002 Technology Lane, Fishers IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky.

Quest Energy currently has five coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining LLC (Deane Mining) and Quest Processing LLC (Quest Processing) located in eastern Kentucky within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal reserves under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers, specialty products and thermal coal used for electricity generation.

McCoy Elkhorn Coal LLC

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of two active mines (Mine #15 and the Carnegie Mine), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines in various stages of development or reclamation. McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal, and high-grade thermal coal to utilities.

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. Mine #15 is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the stockpile to McCoy Elkhorn’s coal preparation facility. Mine #15 is currently a “company run” mine, whereby the Company manages the workforce at the mine. The coal from Mine #15 is stockpiled at the mine site and belted directly to the Company’s nearby coal preparation facilities. Production at Mine #15 re-commenced under Quest Energy’s ownership in September 2016.

The Carnegie Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie Mine commenced and then subsequently the mine was idled. Production at the Carnegie Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie Mine is currently operated as a contractor mine.

There are two coal preparation facilities at McCoy Elkhorn: the Bevins #1 Preparation Plant, an 800 ton-per hour coal preparation facility, and the Bevins #2 Preparation Plant, located on the same permit site as Bevins #1, and a 500 ton-per-hour processing facility. Both coal preparation plants have fine coal recovery and a stoker circuits for enhanced coal recovery and coal sizing options.

Both Bevins #1 and Bevins #2 have a batch-weight loadout and rail spur for loading coal into trains for rail shipments. The spur has storage for 110 rail cars and is serviced by CSX Transportation and is located on CSX’s Big Sandy, Coal Run Subdivision. Both Bevins #1 and Bevins #2 have coarse refuse and slurry impoundments called Big Groundhog and Lick Branch Impoundments.

Knott County Coal LLC

Located primarily within Knott County, Kentucky (but with additional idled permits in Leslie County, Perry County, and Breathitt County, Kentucky), Knott County Coal is comprised of 17 idled mining permits (or permits in reclamation) and permits for two preparation facilities: the Supreme Energy Preparation Plant and the Raven Preparation Plant, both of which are also idled. The idled mining permits are either in various stages of reclamation or being maintained as idled, pending any changes to the coal market that may warrant reinitiating production. The idled mines at Knott County Coal are primarily underground mines that utilize room-and-pillar mining.

The idled Supreme Energy Preparation Plant is a 450 ton-per-hour coal preparation facility located in Kite, Kentucky. The Bates Branch rail loadout associated with the Supreme Energy Preparation Plant is a batch-weigh rail loadout with 110 rail car storage capacity and serviced by CSX Transportation in their Big Sandy rate district. The Supreme Energy Preparation Plant has a coarse refuse and slurry impoundment called the King Branch Impoundment.

Knott County Coal is also owner of the permits to the idled Raven Preparation Plant, an 800 ton-per-hour coal preparation facility with a fine coal circuit, located in Raven, Kentucky. The Raven rail loadout is a batch-weight rail loadout with 110 car storage capacity and services by CSX Transportation in their Big Sandy rate district. The Raven Preparation Plant has a coarse refuse and slurry impoundment called the Big Branch Impoundment.

Deane Mining LLC

Located within Knott County and Letcher County, Kentucky, Deane Mining LLC is currently comprised of one active underground mine called Access Energy and other mines in various stages of development or reclamation. Deane Mining sells its coal primarily to an electricity generation utility located in southern United States, but also sells to other customers, both domestically and internationally.

Access Energy is an underground mine in the Elkhorn #3 coal seam and located near Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using a continuous miner, and the coal is belted directly from the mine to Deane Mining’s coal preparation facility. Access Energy is currently a contractor mine, whereby the Company owns the equipment, infrastructure, and permits at Access Energy and employs a contractor to manage and pay for the workforce and supplies at the mine for a per-ton fee. The coal from Access Energy is stockpiled at the preparation plant site. Production at Access Energy re-commenced under Quest Energy’s ownership in September 2017.

Coal from Access Energy is processed at Deane Mining’s Mill Creek Preparation Plant, an 800 ton-per hour coal preparation facility with a batch-weight loadout and rail spur for loading coal into trains for rail shipments. The spur has storage for 110 rail cars and is serviced by CSX Transportation and is located on both CSX’s Big Sandy rate district and CSX’s Elkhorn rate district. The Mill Creek Preparation Plant has a coarse refuse and slurry impoundment called Razorblade Impoundment.

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing LLC, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), the Raven Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned Quest MGMT LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of March 31, 2017.

ERC Mining Indiana Corporation (the Gold Star Mine)

Quest Energy, through its wholly-owned subsidiary, ERC Mining Indiana Corporation (“ERC”), has a management agreement with an unrelated entity, LC Energy Operations LLC to manage an underground coal mine, clean coal processing facility and rail loadout located in Greene County, Indiana (referred to as the “Gold Star Mine”) for a monthly cash and per-ton fee. As part of that management agreement, ERC manages the operations of the Gold Star Mine, is the holder of the mining permit, provides the reclamation bonding, is the owner of some of the equipment located at the Gold Star Mine, and provides the employment for the personnel located at the Gold Star Mine. LC Energy Operations LLC owns the remaining equipment and infrastructure, is the lessee of the mineral (and the owner of some of the mineral and surface), and provides funding for the operations. Currently the coal mining operations at the Gold Star Mine are idled.

In addition to the current owned permits and controlled reserves, ARC may, from time to time, and frequently, acquire additional coal mining permits or reserves, or dispose of coal mining permits or reserves currently held by ARC, as management of the Company deems appropriate.

Mineral and Surface Leases

Coal mining and processing involves the extraction of coal (mineral) and the use of surface property incidental to such extraction and processing. All of the mineral and surface related to the Company’s coal mining operations is leased from various mineral and surface owners (the “Leases”). The Company’s operating subsidiaries, collectively, are parties to approximately 200 various Leases and other agreements required for the Company’s coal mining and processing operations. The Leases are with a variety of Lessors, from individuals to professional land management firms such as Elk Horn Coal Company LLC and Penn Virginia Operating Company, LLC. In some instances, the Company has leases with Land Resources & Royalties LLC (“LRR”), a professional leasing firm that is an entity wholly owned by Quest MGMT LLC an entity owned by members of Quest Energy Inc.’s management.

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. Coal sales currently come from the Company’s McCoy Elkhorn’s Mine #15, McCoy Elkhorn’s Carnegie Mine, and Deane Mining’s Access Energy Mine.

Coal sales at the Company is primarily outsource to third party intermediaries who act on the Company’s behalf to source potential coal sales and contracts. The third-party intermediaries have no ability to bind the Company to any contracts, and all coal sales are approved by management of the Company.

Competition

The coal industry is intensely competitive. The most important factors on which the Company competes are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors will include Alpha Natural Resources, Ramaco Resources, Blackhawk Mining, Coronado Coal, Arch Coal, Contura Energy, Warrior Met Coal, Alliance Resource Partners, and ERP Compliance Fuels. Many of these coal producers may have greater financial resources and larger reserve bases than we do. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Colombia, Indonesia and South Africa.

Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Environmental, Governmental, and Other Regulatory Matters

Our operations are subject to federal, state, and local laws and regulations, such as those relating to matters such as permitting and licensing, employee health and safety, reclamation and restoration of mining properties, water discharges, air emissions, plant and wildlife protection, the storage, treatment and disposal of wastes, remediation of contaminants, surface subsidence from underground mining and the effects of mining on surface water and groundwater conditions. In addition, we may become subject to additional costs for benefits for current and retired coal miners. These environmental laws and regulations include, but are not limited to, SMCRA with respect to coal mining activities and ancillary activities; the CAA with respect to air emissions; the CWA with respect to water discharges and the permitting of key operational infrastructure such as impoundments; RCRA with respect to solid and hazardous waste management and disposal, as well as the regulation of underground storage tanks; the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) with respect to releases, threatened releases and remediation of hazardous substances; the Endangered Species Act of 1973 (“ESA”) with respect to threatened and endangered species; and the National Environmental Policy Act of 1969 (“NEPA”) with respect to the evaluation of environmental impacts related to any federally issued permit or license. Many of these federal laws have state and local counterparts which also impose requirements and potential liability on our operations.

Compliance with these laws and regulations may be costly and time-consuming and may delay commencement, continuation or expansion of exploration or production at our facilities. They may also depress demand for our products by imposing more stringent requirements and limits on our customers’ operations. Moreover, these laws are constantly evolving and are becoming increasingly complex and stringent over time. These laws and regulations, particularly new legislative or administrative proposals, or judicial interpretations of existing laws and regulations related to the protection of the environment could result in substantially increased capital, operating and compliance costs. Individually and collectively, these developments could have a material adverse effect on our operations directly and/or indirectly, through our customers’ inability to use our products.

Certain implementing regulations for these environmental laws are undergoing revision or have not yet been promulgated. As a result, we cannot always determine the ultimate impact of complying with existing laws and regulations.

Due in part to these extensive and comprehensive regulatory requirements and ever- changing interpretations of these requirements, violations of these laws can occur from time to time in our industry and also in our operations. Expenditures relating to environmental compliance are a major cost consideration for our operations and safety and compliance is a significant factor in mine design, both to meet regulatory requirements and to minimize long-term environmental liabilities. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced.

In addition, our customers are subject to extensive regulation regarding the environmental impacts associated with the combustion or other use of coal, which may affect demand for our coal. Changes in applicable laws or the adoption of new laws relating to energy production, greenhouse gas emissions and other emissions from use of coal products may cause coal to become a less attractive source of energy, which may adversely affect our mining operations, the cost structure and, the demand for coal.

We believe that our competitors with operations in the United States are confronted by substantially similar conditions. However, foreign producers and operators may not be subject to similar requirements and may not be required to undertake equivalent costs in or be subject to similar limitations on their operations. As a result, the costs and operating restrictions necessary for compliance with United States environmental laws and regulations may have an adverse effect on our competitive position with regard to those foreign competitors. The specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, applicable legislation and its production methods.

The Mine Act and the MINER Act, and regulations issued under these federal statutes, impose stringent health and safety standards on mining operations. The regulations that have been adopted under the Mine Act and the MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, roof control, ventilation, blasting, use and maintenance of mining equipment, dust and noise control, communications, emergency response procedures, and other matters. MSHA regularly inspects mines to ensure compliance with regulations promulgated under the Mine Act and MINER Act.

Due to the large number of mining permits held by the Company that have been previously mined and operated, there is a significant amount of environmental reclamation and remediation required by the Company to comply with local, state, and federal regulations for coal mining companies.

Further discussion regarding the required environmental remediation of the Company and associated risks to the Company are discussed in the Risk Factors section.

Property

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expires in December 2018. We also rent office space at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy Elkhorn’s Mine #15 is primarily run by company employees, McCoy Elkhorn’s Carnegie Mine is primarily run by contract labor, and the Company’s various coal preparation facilities are run by company employees.

The Company currently has approximately 120 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $6,612,081 for the three-months ended March 31, 2017 and $746,779 operating revenue for the three-months ended March 31, 2016. We have incurred net loss in the amount of $3,117,588 and a net loss of $8,824,626 respectively for the same periods.

The primary driver for increased revenue was the commencement of underground mining operations in September 2016. The primary driver for decreased net loss was the consulting fees incurred during the period ended March 31, 2016 that were not incurred during the period ended March 31, 2017.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, series B equity investments and loans.

For the three months ended March 31, 2017 and 2016, coal sales and processing expenses were $4,851,572 and $735,146 respectively, development costs, including loss on settlement of ARO, were $1,951,127 and $1,356,111, respectively, and production taxes and royalties $1,672,240 and $63,508, respectively. Depreciation expense for the same periods ended March 31, 2016 and 2015 were $459,644 and $484,188 respectively.

Liquidity and Capital Resources

For the three months ending March 31, 2017 our net cash flow used in operating activities was $25,715 and for the period ending March 31, 2016 the net cash flow used in operating activities was $874,736.

For the three months ending March 31, 2017 and 2016 net cash used in investing activities were $62,245 and $3,690,271 respectively.

For the three months ending March 31, 2017 and 2016 net cash proceeds from financing activities were $59,595 and $4,667,863 respectively.

As a public company, we will be subject to certain reporting and other compliance requirements of a publicly reporting company. We will be subject to certain costs for such compliance which private companies may not choose to make. We have identified such costs as being primarily for audits, legal services, filing expenses, financial and reporting controls and shareholder communications and estimate the cost to be approximately $10,000 monthly if the activities of our Company remain somewhat the same for the next few months. We have included such costs in our monthly cash flow needs and expect to pay such costs from a combination of cash from operations.

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

Critical Accounting Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 1 to the financial statements included elsewhere in this report.

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

Item 4. Controls and Procedures

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2017, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been changes in the Company’s internal control over financial reporting during the period ended March 31, 2017 that have materially affected the Company’s internal controls over financial reporting.

The company has hired a Chief Financial Officer, President, Chief Executive Officer and General Counsel, all of whom work in conjunction on risk assessment and segregation of duties. Management has identified material weaknesses as described above. Management has hired outside consultants as described above to mitigate the risk though we still deem the controls to be ineffective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2017, the Company issued 13,333 common shares and warrants to purchase 33,333 shares to an unrelated consulting company.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith except as otherwise noted:

Exhibit No.	Description
3.1	Articles of Incorporation of Natural Gas Fueling and Conversion Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013).
3.2	Amended and Restated Articles of Incorporation of NGFC Equities Inc. (filed as Exhibit 3.1 to the Company’s 8k filed on February 25, 2015).
3.3	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K on February 21, 2017).
3.4	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 24, 2017.
3.5	Bylaws of Natural Gas Fueling and Conversion Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013).
3.6	By-Laws, of NGFC Equities Inc., as amended and restated (filed as Exhibit 3.2 to the Company’s 8k filed on February 25, 2015).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013).
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure pursuant to Regulation S-K, Item 104 filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

Date: February 20, 2018	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board (Principal Executive Officer)

