Form 10-Q
period 2017-06-30
American Resources Corp
filed 2018-03-01
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

As of February 28, 2018, the registrant had 892,037 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
UNAUDITED
June 30, 2017 and December 31, 2016

	6/30/17	12/31/2016
ASSETS

CURRENT ASSETS
Cash	$373,190	$784,525
Accounts Receivable	432,841	2,753,199
Related Party Note Receivable	250,000	-
Accounts Receivable - Other	194,719	199,701
Total Current Assets	1,250,750	3,737,425

OTHER ASSETS
Cash - restricted	230,470	141,102
Processing and rail facility	2,914,422	2,914,422
Underground equipment	7,782,925	7,500,512
Surface equipment	3,771,943	3,751,054
Less Accumulated Depreciation	(3,422,143)	(2,262,855)
Land	178,683	178,683
Accounts Receivable - Other	166,748	196,347
Note Receivable	4,117,139	4,117,139
Total Other Assets	15,740,187	16,536,404

TOTAL ASSETS	$16,990,937	$20,273,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,193,383	$2,196,060
Accrued management fee	17,840,615	17,840,615
Accrued interest	182,945	122,945
Funds held for others	114,355	24,987
Due to affiliate	74,000	74,000
Current portion of long term-debt	4,473,751	4,431,006
Current portion of reclamation liability	2,105,320	707,645
Total Current Liabilities	28,984,369	25,397,258

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $445,668 and $451,389)	4,940,717	4,964,941
Reclamation liability	16,584,413	17,419,228
Total Other Liabilities	21,525,130	22,384,169

Total Liabilities	50,509,499	47,781,427

STOCKHOLDERS' DEFICIT
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 878,704 and 0 shares issued and outstanding for the period end	88	-
AREC - Series A Preferred stock: $.0001 par value; 4,817,792 shares authorized, 4,817,792 shares issued and outstanding	482	482
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares authorized, 850,000 shares issued and outstanding	850	-
Additional paid-in capital	1,037,255	88,193
Accumulated deficit	(34,853,568)	(27,651,030)
Total American Resources Corporation's Shareholders' Equity	(33,814,893)	(27,562,355)
Non controlling interest	296,331	54,757
Total Stockholders' Deficit	(33,518,562)	(27,507,598)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,990,937	$20,273,829

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
For the Three and Six Months Ended June 30, 2017 and 2016

	3-Month	3-Month	6-Month	6-Month
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Coal Sales	$3,859,841	$-	$9,577,939	$-
Processing Services Income	510,157	141,264	1,404,140	888,043

Total Revenue	4,369,998	141,264	10,982,079	888,043

Cost of Coal Sales and Processing	(4,658,687)	(1,408,021)	(9,510,259)	(2,143,167)
Accretion Expense	(513,706)	(792,782)	(841,767)	(961,032)
Loss on settlment	(95,930)	-	(251,852)	-
Depreciation	(699,644)	(760,263)	(1,159,288)	(1,244,451)
General and Administrative	(31,479)	(29,826)	(162,664)	(76,508)
Professional Fees	(113,976)	(157,388)	(421,283)	(180,869)
Consulting Fees - Related Party	-	(5,500,000)	-	(12,358,255)
Production Taxes and Royalties	(926,421)	(62,686)	(2,598,661)	(126,194)
Interest	-	-	-	-
Impairment Loss	-	-	-	-
Development Costs	(1,498,190)	(168,250)	(3,137,473)	(1,356,111)

Total Expenses from Operations	(8,538,033)	(8,879,216)	(18,083,247)	(18,446,587)

Net Loss from Operations	(3,928,035)	(8,737,952)	(7,101,168)	(17,558,544)

Other Income	64,596	-	241,574	-
Receipt of previously impaired receivable	123,917	-	123,917	-
Interest	(96,754)	(87,108)	(225,287)	(91,142)

Net Loss	(4,076,276)	(8,825,060)	(6,960,964)	(17,649,686)

Less: Net income attributable to Non Controlling Interest	(64,596)	-	(241,574)	-

Net loss attributable to American Resources Corporation Shareholders	$(4,140,872)	$(8,825,060)	$(7,202,538)	$(17,649,686)

Net loss per share - basic and diluted	$(4.71)	$-	$(10.42)	$-

Weighted average shares outstanding	878,704	-	691,462	-

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
For the 6 Months Ended June 30, 2017 and
For the 6 Months Ended June 30, 2016

	6/30/2017	6/30/2016
Cash Flows from Operating activities:
Net loss	$(6,960,964)	$(17,649,686)
Adjustments to reconcile net income (loss) to net cash
Depreciation	1,159,288	1,244,451
Accretion expense	841,767	961,032
Loss on reclamation settlements	251,852	-
Assumption of note payable in reverse merger	50,000	-
Amortization of debt discount	55,721	2,880
Stock compensation expense	-	83,300
Change in current assets and liabilities:

Accounts receivable	2,320,358	-
Prepaid expenses and other assets	81,333	35,125
Restricted cash used to pay interest	3,266	4,034
Accounts payable	1,988,336	979,194
Accrued expenses	-	12,340,615
Accrued interest	60,000	60,000
Reclamation liability settlements	(530,759)	-
Cash used in operating activities	(679,802)	(1,939,055)

Cash Flows from Investing activities:

Note receivable	-	(4,117,139)
Increase in restricted cash	-	(1,883,321)
Restricted cash used to pay down debt	28,248	14,473
Advances made in connection with management agreement	(75,000)	(1,525,000)
Advance repayment in connection with management agreement	-	-
Cash paid for PPE, net	(30,802)	242,037
Cash received from acquisitions, net of $100 cash paid	-	5,315,700
Cash provided by (used in) investing activities	(77,554)	(1,953,250)

Cash Flows from Financing activities:

Principal payments on long term debt	(176,715)	(14,473)
Proceeds from long term debt	200,000	4,682,391
Payments on factoring agreement	(3,853,082)	-
Proceeds from factoring agreement	3,575,818	-
Proceeds from private placements	600,000	-
Cash provided by financing activities	346,021	4,667,918

Increase(decrease) in cash	(411,335)	775,613

Cash, beginning of period	784,525	-

Cash, end of period	$373,190	$775,613

Supplemental Information
Non-cash investing and financing activities
Assumption of net assets and liabilities for asset acquisitions	$-	$2,745,582
Equipment for notes payable	$272,500	$139,425
Purchase of related party note receivable in exchange for Series B Equity	$250,000	$-
Affiliate note for equipment	$-	$63,000
Conversion of note payable to common stock	$50,000	$-
Beneficial conversion feature on note payable	$50,000	$-

Cash paid for interest	$109,566	$46,460
Cash paid for income taxes	$-	$-

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation (ARC or the Company) operates through subsidiaries that were acquired in 2016 and 2015 for the purpose of acquiring, rehabilitating and operating various natural resource assets including coal, oil and natural gas.

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts for the six months ended June 30, 2017 and 2016 of the Company and its wholly owned subsidiaries Quest Energy Inc (QEI), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy) and Knott County Coal LLC (KCC). All significant intercompany accounts and transactions have been eliminated.

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

The assets acquired of McCoy do not represent a business as defined in FASB AS 805-10-20. McCoy does not have an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return or other economic benefit to their investors, members or participants. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. The assets acquired and liabilities assumed of McCoy were as follows at the purchase date:

Assets
Cash	$2,935,800
Underground Mining Equipment	531,249
Surface Mining Equipment	36,218
Coal Preparation and Loading Facilities	58,681
Liabilities
Asset Retirement Obligation	$3,561,848

On April 14, 2016, the Company acquired 100% of the membership interests of ICG Knott County, LLC, subsequently renamed Knott County Coal LLC. The fair values of liabilities were determined to be $4,499,434 respectively. The liabilities assumed do not require fair value readjustments.

The assets acquired of ICG Knott County do not represent a business as defined in FASB AS 805-10-20. IGC Knott County does not have an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return or other economic benefit to their investors, members or participants. Accordingly, the assets acquired and liabilities assumed are initially recognized at the consideration paid, including direct acquisition costs. The cost is allocated to the group of assets acquired and liabilities assumed based on their relative fair value. The assets and liabilities assumed of ICG Knott County were as follows on the purchase date:

Assets
Cash	$2,380,000
Underground Mining Equipment	1,533,937
Surface Mining Equipment	206,578
Land	178,683
Coal Preparation and Loading Facilities	200,236
Liabilities
Asset Retirement Obligation	$4,499,434

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other period. These financial statements should be read in conjunction with the Company’s 2015 and 2016 audited financial statements and the notes thereto which were filed on form 8-K/A on September 25, 2017.

Going Concern: The Company has suffered recurring losses from operations and currently has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by expanding current coal operations as well as developing new coal operations. However, we will need to raise the funds required to do so through sale of our securities or through loans from third parties. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to cease operations. We may not be successful in raising the capital needed to expand or develop operations. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

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

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying Consolidated Statements of Operations.

Cash is maintained in bank deposit accounts which, at times, may exceed federally insured limits. To date, there have been no losses in such accounts.

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of June 30, 2017 and December 31, 2016 was $116,115, respectively. Additionally, upon closing, a disbursement reserve was established in the amount of $2,394,640 which had a balance of $1,883,321 as of June 30, 2016. The total balance of restricted cash also includes amounts held under the management agreement. See note 6.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the period ending June 30, 2017 and 2016, $251,852 and $0 were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2016	$18,126,873
Accretion – six months June 30, 2017	841,767
Reclamation work – six months June 30, 2017	(278,907)
Balance at June 30, 2017	$18,689,733

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

Allowance for trade receivables as of June 30, 2017 and December 31, 2016 amounted to $0, for both periods. Allowance for other accounts receivables as of June 30, 2017 and December 31, 2016 amounted to $640,000 and $640,000, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of June 30, 2017 and December 31, 2016.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2017 and December 31, 2016, property and equipment were comprised of the following:

	June 30, 2017	December 31, 2016
Processing and rail facility	$2,914,422	$2,914,422
Underground equipment	7,782,925	7,500,512
Surface equipment	3,771,943	3,751,054
Land	178,683	178,683
Less: Accumulated depreciation	(3,422,143)	(2,262,855)

Total Property and Equipment, Net	$11,225,830	$12,081,816

Depreciation expense amounted to $699,644 and $760,263 for the three month periods June 30, 2017 and June 30, 2016, respectively. Depreciation expense amounted to $1,159,288 and $1,244,451 for the six month periods June 30, 2017 and June 30, 2016, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	20 years
Surface Equipment	7 years
Underground Equipment	5 years

NOTE 3 - NOTES PAYABLE

During the six month period ended June 30, 2017 and 2016, principal payments on long term debt totaled $176,715 and $14,473, respectively. During the six month period ended June 30, 2017 and 2016, proceeds from long term debt totaled $472,500 and $4,682,391, respectively, primarily from $272,500 of equipment loans and $200,000 cash proceeds in 2017 and the Kentucky New Markets Development program in 2016. (See Note 5). During the six month period ended June 30, 2017 and 2016, proceeds from the factoring agreement totaled $3,575,818 and $0, respectively and repayments according to the factoring agreement totaled 3,853,082 and $0, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership. During the three month period June 30, 2017 and 2016, the Company incurred fees totaling $0 and $5,500,000 relating to services rendered under this agreement. During the six month period June 30, 2017 and 2016, the Company incurred fees totaling $0 and $12,358,255 relating to services rendered under this agreement.

The amount outstanding and payable as of June 30, 2017 and December 31, 2016, was $17,840,615 and $17,840,615, respectively. The amount is due on demand and does not accrue interest.

On April 30, 2017, the Company purchased $250,000 of secured debt that had been owed to a third party, by an operating subsidiary of a related party. (see Note 7). As a result of the transaction, the Company is now the creditor on the notes. The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015. The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016. Both notes are in default.

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

On March 18, 2016, ERC Mining LLC, an entity consolidated as a VIE, lent $4,117,139 to an unaffiliated entity, as part of the Kentucky New Markets Development Program loans. The note bears interest at 4% and is due March 7, 2046. The balance as of June 30, 2017 and December 31, 2016 was $4,117,139, respectively. Payments of interest only are due quarterly until March 18, 2023 at which time quarterly principal and interest are due.

NOTE 6 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. Under the management agreement funds advanced for the six month period ended June 30, 2017 and 2016 are $75,000 and $1,525,000, respectively and the amounts repaid totaled $198,917 and $0, respectively.

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

On January 1, 2016, the Company issued options amounting to 6,108,695 shares (which includes shares disclosed above) under an adopted stock option plan that were cashlessly exercised into 2,069,655 shares resulting in an expense of $83,300.

The Company had a note payable in the amount of $50,000 which was assumed as part of the share exchange agreement and accounted for as an expense in the recapitalization transaction. On February 22, 2017, the Company modified the note to add a conversion option with a price of $1.50. The conversion option was beneficial, therefore, the Company recognized $50,000 as a discount to the assumed note payable. The note was immediately converted, resulting in the issuance of 33,334 shares and the full amortization of the discount.

On March 7, 2017, ARC closed a private placement whereby it issued an aggregate of 500,000 shares of ARC’s Series B Preferred Stock at a purchase price of $1.00 per Series B Preferred share, and warrants to purchase an aggregate of 208,334 shares of the ARC’s common stock (subject to certain adjustments), for proceeds to ARC of $500,000 (the “March 2017 Private Placement”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the preferred series B shares and the warrants in the March 2017 Private Placement were approximately $500,000. The ‘A’ warrants totaling 138,889 shares expire March 6, 2020 and hold an exercise price of $7.60 per share. The ‘A-1’ warrants totaling 69,444 shares expire March 6, 2020 and hold an exercise price of $.003 per share.

On April 2, 2017, American Resources Corporation closed a private placement whereby it issued an aggregate of 100,000 shares of the ARC’s Series B Preferred Stock at a purchase price of $1.00 per Series B Preferred share, and warrants to purchase an aggregate of 27,778 shares of the ARC’s common stock (subject to certain adjustments), for proceeds to ARC of $100,000 (the “April 2017 Private Placement”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the series B preferred shares and the warrants in the April 2017 Private Placement were approximately $100,000. The ‘A’ warrants totaling 27,778 shares expire April 2, 2019 and hold an exercise price of $7.20 per share.

On April 30, 2017, American Resources Corporation closed on a private placement agreement whereby it issued an aggregate of 250,000 shares of the ARC’s Series B Preferred Stock and A warrants amounting to 69,445 to an unrelated party for the purchase of $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the notes as further discussed in Note 4. The A warrants totaling 69,445 shares expire April 29, 2019 and hold an exercise price of $7.20 per share.

The Series B Preferred Stock converts into common stock of the Company at the holder’s discretion at a conversion price of $3.60 per common share (one share of Series B Preferred converts to common at a ratio of 0.27778). Furthermore, the Series B Preferred share purchase agreement provides for certain adjustments to the conversion value of the Series B Preferred to common shares of the Company that are based on the EBITDA (earning before interest, taxes, depreciation, and amortization) for the Company for the 12 months ended March 31, 2018. Those adjustments provide for a decrease in the conversion value based on the proportional miss of the Company’s EBITDA, up to a maximum of 30.0% decrease in the conversion value of the Series B Preferred to common shares.

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

NOTE 9 - SUBSEQUENT EVENTS

Loans

On October 4, 2017, ARC entered into a consolidated loan agreement with an unaffiliated entity. $5,444,632 has been advanced under the note. $5,240,000 of the note was advanced after June 30, 2017. The agreement calls for interest of 7% and with all outstanding amounts due on demand. The note is secured by all assets of Quest and subsidiaries. In conjunction with the loan, a warrants for up to 5,017,006 common shares were issued at an exercise price ranging from $.01 to $11.44 per share and with an expiration date of October 2, 2020.

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

Equity Transactions

On July 5, 2017, the Company issued 13,333 common shares and warrants to purchase 33,333 shares to an unrelated consulting company. The warrants had an exercise price of $3.60 with a three year term

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On January 5, 2017, American Resources Corporation (ARC) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (“Quest Energy”), a private company incorporated in the State of Indiana on May 2015 with offices at 9002 Technology Lane, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky.

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

The Company currently has approximately 121 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $4,369,998 and $10,982,079 for the three-months and six-months ended June 30, 2017 and $141,264 and $888,043 operating revenue for the three-months and six-months ended June 30, 2016.

For the three-months and six-months ended June 30, 2017 we have incurred net loss in the amount of $4,076,276 and $6,960,964. For the three-months and six-months ended June 30, 2016 we have incurred net loss in the amount of $8,825,060 and $17,649,686.

The primary driver for increased revenue was the commencement of underground mining operations in September 2016. The primary driver for decreased net loss was the consulting fees incurred during the period ended June 30, 2016 that were not incurred during the period ended June 30, 2017.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, Series B equity investments and loans.

For the three months ended June 30, 2017 and 2016, coal sales and processing expenses were $4,658,687 and $1,408,021 respectively, development costs, including loss on settlement of ARO were $1,594,120 and $168,250, respectively, and production taxes and royalties $926,421 and $62,686, respectively. Depreciation expense for the same periods ended June 30, 2017 and 2016 were $699,644 and $760,263 respectively.

For the six months ended June, 2017 and 2016, coal sales and processing expenses were $9,510,259 and $2,143,167 respectively, development costs, including loss on settlement of ARO were $3,389,325 and $1,356,111, respectively, and production taxes and royalties $2,598,661 and $126,194, respectively. Depreciation expense for the same periods ended June 30, 2017 and 2016 were $1,159,288 and $1,244,451 respectively.

Liquidity and Capital Resources

For the six months ending June 30, 2017 our net cash flow used in operating activities was $679,802 and for the six months ending June 30, 2016 the net cash flow used in operating activities was $1,939,055.

For the six months ending June 30, 2017 and 2016 net cash used in investing activities were $77,554 and $1,953,250 respectively.

For the six months ending June 30, 2017 and 2016 net cash proceeds from financing activities were $346,021 and $4,667,918 respectively.

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

Critical Accounting Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note1 to the financial statements included elsewhere in this report.

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

With respect to the six-month period ending June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2017, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been changes in the Company’s internal control over financial reporting during the six-month period ended June 30, 2017 that have materially affected the Company’s internal controls over financial reporting.

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

The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction. Proceeds from sales were utilized for working capital.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith except as otherwise noted. Exhibits referenced in previous filings by the Company with the SEC are incorporated by reference herein.

Exhibit No.	Description
3.1	Articles of Incorporation of Natural Gas Fueling and Conversion Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013)
3.2	Amended and Restated Articles of Incorporation of NGFC Equities Inc. (filed as Exhibit 3.1 to the Company’s 8k filed on February 25, 2015).
3.3	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K on February 21, 2017).
3.4	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 24, 2017 (filed as Exhibit 3.4 to the Company’s Form 10-Q, filed with the SEC on February 20, 2018.
3.5	Bylaws of Natural Gas Fueling and Conversion Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013).
3.6	By-Laws, of NGFC Equities Inc., as amended and restated (filed as Exhibit 3.2 to the Company’s 8k filed on February 25, 2015).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013).
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Exhibit 95 – Mine Safety Disclosure pursuant to Regulation S-K, Item 104 filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

Date: February 28, 2018	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

