Form 10-Q
period 2017-09-30
American Resources Corp
filed 2018-03-09
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

As of March 9, 2018, the registrant had 892,044 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
September 30, 2017 and December 31, 2016

	9/30/17	12/31/16

ASSETS

CURRENT ASSETS
Cash	$342,041	$784,525
Accounts Receivable	629,318	2,753,199
Related Party Note Receivable	250,000	-
Accounts Receivable - Other	32,684	199,701
Total Current Assets	1,254,043	3,737,425

OTHER ASSETS
Cash - restricted	189,012	141,102
Processing and rail facility	2,914,422	2,914,422
Underground equipment	8,164,359	7,500,512
Surface equipment	4,491,304	3,751,054
Less Accumulated Depreciation	(4,119,297)	(2,262,855)
Land	178,683	178,683
Accounts Receivable - Other	142,310	196,347
Note Receivable	4,117,139	4,117,139
Total Other Assets	16,077,932	16,536,404

TOTAL ASSETS	$17,331,975	$20,273,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,765,441	$2,196,060
Accrued management fee	17,840,615	17,840,615
Accrued interest	212,945	122,945
Funds held for others	72,897	24,987
Due to affiliate	124,000	74,000
Current portion of long term-debt (net of unamortized discount of $75,000 and $0)	5,175,916	4,431,006
Current portion of Reclamation liability	2,105,320	707,645

Total Current Liabilities	30,297,134	25,397,258

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $441,983 and $451,389)	5,209,759	4,964,941
Reclamation liability	16,775,383	17,419,228
Total Other Liabilities	21,985,142	22,384,169

Total Liabilities	52,282,276	47,781,427

STOCKHOLDERS' DEFICIT
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 892,044 and 0 shares issued and outstanding for the period end	89	-
AREC - Series A Preferred stock: $.0001 par value; 4,817,792 shares authorized, 4,817,792 shares issued and outstanding	482	482
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares authorized, 850,000 and 0 shares issued and outstanding	850	-
Additional paid-in capital	1,347,254	88,193
Accumulated deficit	(36,663,151)	(27,651,030)
Total American Resources Corporation's Shareholders' Equity	(35,314,476)	(27,562,355)
Non controlling interest	364,175	54,757
Total Stockholders' Deficit	(34,950,301)	(27,507,598)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,331,975	$20,273,829

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
For the three and nine month period ending September 30, 2017, and September 30, 2016

	3 Months 9-30-17	3 Months 9-30-16	9 Months 9-30-17	9 Months 9-30-16

Coal Sales	$4,192,244	$716,266	$13,770,183	$716,266
Processing Services Income	159,724	120,119	1,563,864	1,008,162

Total Revenue	4,351,968	836,385	15,334,047	1,724,428

Cost of Coal Sales and Processing	(2,797,140)	(2,955,654)	(12,307,399)	(5,098,821)
Accretion Expense	(339,288)	(300,000)	(1,181,055)	(1,261,032)
Loss on Reclamation Settlement	(30,055)	-	(281,907)	-
Depreciation	(697,214)	(766,078)	(1,856,442)	(2,010,529)
General and Administrative	(26,940)	(24,194)	(189,604)	(100,702)
Professional Fees	(144,712)	(56,590)	(565,995)	(237,459)
Consulting Fees - Related Party	-	-	-	(12,358,255)
Production Taxes and Royalties	(865,950)	(104,545)	(3,464,611)	(230,739)
Development Costs	(1,035,286)	(298,513)	(4,172,759)	(1,654,624)

Total Expenses from Operations	(5,936,585)	(4,505,574)	(24,019,772)	(22,952,161)

Net Loss from Operations	(1,584,617)	(3,669,189)	(8,685,725)	(21,227,733)

Other Income	67,844	-	309,418	-
Receipt of previously impaired receivable	117,657		241,574
Interest	(342,683)	(48,999)	(567,970)	(140,141)

Net Loss	(1,741,799)	(3,718,188)	(8,702,703)	(21,367,874)

Less: Net income attributable to Non Controlling Interest	(67,844)	-	(309,418)	-

Net loss attributable to American Resources Corporation Shareholders	$(1,809,643)	$(3,718,188)	$(9,012,121)	$(21,367,874)

Net loss per share - basic and diluted	(2.03)	$-	(11.87)	$-

Weighted average shares outstanding	891,180	-	759,397	-

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
For the nine month period September 30, 2017, and
For the nine month period September 30, 2016

	9/30/17	9/30/16
Cash Flows from Operating activities:
Net loss	(8,702,703)	(21,367,874)
Adjustments to reconcile net income (loss) to net cash
Depreciation	1,856,442	2,010,529
Accretion expense	1,181,055	1,261,032
Loss on reclamation settlements	281,907	-
Assumption of note payable in reverse merger	50,000	-
Amortization of debt discount	284,406	6,720
Recovery of impaired account receivable	(241,574)	-
Stock compensation expense	10,000	88,675
Change in current assets and liabilities:

Accounts receivable	2,123,881	(716,268)
Restricted cash used to pay interest expense	9,199	14,535
Accounts payable	2,574,285	2,932,711
Accrued expenses	-	12,340,615
Accrued interest	90,000	90,000
Reclamation liability settlements	(709,132)	-
Cash used in operating activities	(1,192,234)	(3,339,325)

Cash Flows from Investing activities:

Note receivable	-	(4,117,139)
Increase in restricted cash	-	(1,393,587)
Restricted cash used to pay down debt	51,855	43,665
Advances made in connection with management agreement	(75,000)	(1,525,000)
Advance repayment in connection with management agreement	469,645	450,000
Cash paid for PPE, net	(176,597)	211,594
Cash received from acquisitions, net of $100 cash paid	-	5,315,700
Cash provided by (used in) investing activities	269,903	(1,014,767)

Cash Flows from Financing activities:

Principal payments on long term debt	(318,576)	(43,665)
Proceeds from long term debt (net of issuance costs $0 and $460,795)	1,670,000	4,688,152
Proceeds from related party	50,000	-
Payments on factoring agreement	(6,365,492)	-
Proceeds from factoring agreement	4,843,915	-
Proceeds from private placements	600,000	-
Cash provided by financing activities	479,847	4,644,487

Increase(decrease) in cash	(442,484)	290,395

Cash, beginning of year	784,525	-

Cash, end of year	$342,041	$290,395

Supplemental Information

Non-cash investing and financing activities
Assumption of net assets and liabilities for asset acquisitions	$-	$2,745,582
Equipment for notes payable	$1,222,500	$904,425
Purchase of related party note receivable in exchange for Series B Equity	$250,000	$-
Affiliate note for equipment	$-	$63,000
Conversion of note payable to common stock	$50,000	$-
Beneficial conversion feature on note payable	$50,000	$-
Relative fair value debt discount on warrant issue	$300,000

Cash paid for interest	$193,564	$50,141
Cash paid for income taxes	$-	$-

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation (ARC or the Company) which operates through subsidiaries that were acquired in 2016 and 2015 for the purpose of acquiring, rehabilitating and operating various natural resource assets including coal, oil and natural gas.

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts for the nine months ended September 30, 2017 and 2016 of the Company and its wholly owned subsidiaries Quest Energy Inc (QEI) Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy) and Knott County Coal LLC (KCC). All significant intercompany accounts and transactions have been eliminated.

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

As a result of the KCC and McCoy acquisitions during 2016, $8,061,282 of ARO was assumed for net cash of $5,315,700 and property, equipment and land of $2,745,582.

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other period. These financial statements should be read in conjunction with the Company’s 2015 and 2016 audited financial statements and the notes thereto which were filed on form 8-K/A on September 25, 2017.

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

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of September 30, 2017 and December 31, 2016 was $116,115, respectively. The total balance of restricted cash also includes amounts held under the management agreement. See note 6.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the nine month periods ending September 30, 2017 and 2016, $281,907 and $0 were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2016	$18,126,873
Accretion – nine months September 30, 2017	1,181,055
Reclamation work – nine months September 30, 2017	(427,225)
Balance at September 30, 2017	$18,880,703

Reclassifications: Reclassifications have been made to conform with current year presentation.

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

Allowance for trade receivables as of September 30, 2017 and December 31, 2016 amounted to $0, for both periods. Allowance for other accounts receivables as of September 30, 2017 and December 31, 2016 amounted to $405,356 and $640,000, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of September 30, 2017 and December 31, 2016.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2017 and December 31, 2016, property and equipment were comprised of the following:

	September 30, 2017	December 31, 2016
Processing and rail facility	$2,914,422	$2,914,422
Underground equipment	8,164,359	7,500,512
Surface equipment	4,491,304	3,751,054
Land	178,683	178,683
Less: Accumulated depreciation	(4,119,297)	(2,262,855)

Total Property and Equipment, Net	$11,629,471	$12,081,816

Depreciation expense amounted to $697,214 and $766,078 for the three month periods September 30, 2017 and September 30, 2016, respectively. Depreciation expense amounted to $1,856,442 and $2,010,529 for the nine month periods September 30, 2017 and September 30, 2016, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	20 years
Surface Equipment	7 years
Underground Equipment	5 years

NOTE 3 - NOTES PAYABLE

During the nine month period ended September 30, 2017 and 2016, principal payments on long term debt totaled $318,576 and $43,665, respectively. During the nine month period ended September 30, 2017 and 2016, new debt issuances totaled $2,892,500 and $5,592,577, respectively, primarily from $1,670,000 of working capital loans and $1,222,500 of equipment loans in 2017 and $4,688,152 from the Kentucky New Markets Development program and $904,425 in equipment loans in 2016. (See Note 5). During the nine month period ended September 30, 2017 and 2016, proceeds from our factoring agreement totaled $4,843,915 and $0, respectively and repayments according to the factoring agreement totaled $6,365,492 and $0, respectively.

During the period the company received a working capital term loan from an unrelated entity in the amount of $200,000.

During the period, the company received working capital advances of 1,470,000 from an unrelated entity The advances are secured by all of the Company’s assets, carry a 7% interest rate and are due 4 months after issuance. The notes are in default. Along with the notes, the company issued warrants equal to 904,603 and 75,000 shares with an exercise price of $.01 and $7.20 and a two-year term, respectively. This note was restructured in October 2017. (See note 9)

The fair value of the warrants granted was $452,302 which was obtained using the Black-Sholes Option Pricing Model. The relative fair value of the warrants was $300,000 and the relative fair value of the corresponding debt was $700,000. Allocation of proceeds resulted in a discount of the loan in the amount of $300,000. The loan discount is amortized over the life of the corresponding debt using the straight-line method, which approximates effective interest method. As of September 30, 2017, $75,000 remained as an unamortized discount.

NOTE 4 - RELATED PARTY TRANSACTIONS

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership. During the three month period September 30, 2017 and 2016, the Company incurred fees totaling $0 and $0 relating to services rendered under this agreement. During the nine month period September 30, 2017 and September 30, 2016, the Company incurred fees totaling $0 and $12,358,255 relating to services rendered under this agreement.

The amount outstanding and payable as of September 30, 2017 and December 31, 2016, was $17,840,615 and $17,840,615, respectively. The amount is due on demand and does not accrue interest.

On April 30, 2017, the Company purchased $250,000 of secured debt that had been owed to a third party, by an operating subsidiary of a related party. (See Note 7) As a result of the transaction, the Company is now the creditor on the notes. The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015. The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016. Both notes are in default.

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

On March 18, 2016, ERC Mining LLC, an entity consolidated as a VIE, lent $4,117,139 to an unaffiliated entity, as part of the Kentucky New Markets Development Program loans. The note bears interest at 4% and is due March 7, 2046. The balance as of September 30, 2017 and December 31, 2016 was $4,117,139, respectively. Payments of interest only are due quarterly until March 18, 2023 at which time quarterly principal and interest are due.

NOTE 6 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. Under the management agreement funds advanced for the nine month period ended September 30, 2017 and 2016 are $75,000 and $1,525,000, respectively and the amounts repaid totaled $469,645 and $450,000, respectively. Of the amounts received in 2017, $241,574 was the collection of a previously impaired amount.

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

On January 1, 2016, the Company issued options amounting to 6,108,695 shares (which includes shares disclosed above) under an adopted stock option plan that were cashlessly exercised into 2,069,655 shares of Series A preferred stock resulting in an expense of $83,300.

On September 5, 2016, the Company issued options amounting to 59,133 shares under an adopted stock option plan that were cashlessly exercised into 23,139 shares of Series A preferred stock resulting in an expense of $5,375.

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

On April 30, 2017, American Resources Corporation closed on a private placement agreement whereby it issued an aggregate of 250,000 shares of the ARC’s Series B Preferred Stock and warrants amounting to 69,445 to an unrelated party for the purchase of $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party. The ‘A’ warrants totaling 69,445 shares expire April 29, 2019 and hold an exercise price of $7.20 per share.

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

On July 5, 2017, the Company issued 13,333 common shares and warrants to purchase 33,333 shares to an unrelated consulting company. The warrants had an exercise price of $3.60 with a three-year term. The total compensation expense related to this award was $10,000 which was determined using the closing stock price at the date of the grant and the Black-Sholes Option Pricing Model.

2017
Expected Dividend Yield	0%
Expected volatility	13.73%
Risk-free rate	1.62%
Expected life of warrants	2-3 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding - December 31, 2016	-	-	-	-
Exercisable - December 31, 2016	-	-	-	-
Granted	1,326,827	$1.810	2.186	$37,573
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding - September 30, 2017	1,326,827	$1.810	2.186	$37,573
Exercisable - September 30, 2017	1,326,827	$1.810	2.186	$37,573

NOTE 8 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

NOTE 9 - SUBSEQUENT EVENTS

Loans

On October 4, 2017, ARC entered into a consolidated loan agreement with an unaffiliated entity. $5,444,632 has been advanced under the note. $3,770,000 of the note was advanced after September 30, 2017. The agreement calls for interest of 7% and with all outstanding amounts due on demand. The note is secured by all assets of Quest and subsidiaries. In conjunction with the loan, a warrants for up to 5,017,006 common shares were issued at an exercise price ranging from $.01 to $11.44 per share and with an expiration date of October 2, 2020.

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

On December 7, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity to purchase certain surface equipment for $56,900. The agreement calls for monthly payments until maturity of January 7, 2021.

On January 25, 2018, Quest entered into an equipment financing agreement with an unaffiliated entity to purchase certain surface equipment for $346,660. The agreement calls for monthly payments until maturity of December 25, 2020.

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

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing LLC, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), the Raven Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned Quest MGMT LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of September 30, 2017.

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

Results of Operations

Our consolidated operations had operating revenues of $4,351,968 and $15,334,047 for the three-months and nine-months ended September30, 2017 and $836,385 and $1,724,428 operating revenue for the three-months and nine-months ended September 30, 2016.

For the three-months and nine-months ended September 30, 2017 we have incurred net loss attributable to American Resources Corporation shareholders in the amount of $1,809,643 and $9,012,121. For the three-months and nine-months ended September 30, 2016 we have incurred net loss attributable to American Resources Corporation shareholders in the amount of $3,718,188 and $21,367,874.

The primary driver for increased revenue was the commencement of underground mining operations in September 2016. The primary driver for decreased net loss was the consulting fees incurred during the period ended September 30, 2016 that were not incurred during the period ended September 30, 2017.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, Series B equity investments and loans.

For the three months ended September 30, 2017 and 2016, coal sales and processing expenses were $2,797,140 and $2,955,654 respectively, development costs, including loss on settlement of ARO were $1,065,341 and $298,513, respectively, and production taxes and royalties $865,950 and $104,545, respectively. Depreciation expense for the same periods ended September 30, 2017 and 2016 were $697,214 and $766,078 respectively.

For the nine months ended September, 2017 and 2016, coal sales and processing expenses were $12,307,399 and $5,098,821 respectively, development costs, including loss on settlement of ARO were $4,454,666 and $1,654,624, respectively, and production taxes and royalties $3,464,611 and $230,739, respectively. Depreciation expense for the same periods ended September 30, 2017 and 2016 were $1,856,442 and $2,010,529 respectively.

Liquidity and Capital Resources

For the nine months ending September 30, 2017 our net cash flow used in operating activities was $1,192,234 and for the nine months ending September, 2016 the net cash flow used in operating activities was $3,339,325.

For the nine months ending September 30, 2017 and 2016 net provided by investing activities were $269,903 and used in investing activities $1,014,767 respectively.

For the nine months ending September 30, 2017 and 2016 net cash proceeds from financing activities were $479,847 and $4,644,487 respectively.

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

With respect to the nine-month period ending September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2017, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been changes in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2017 that have materially affected the Company’s internal controls over financial reporting.

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

Exhibit No.	Description

3.1	Articles of Incorporation of Natural Gas Fueling and Conversion Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013)
3.2	Amended and Restated Articles of Incorporation of NGFC Equities Inc. (filed as Exhibit 3.1 to the Company’s 8-K filed on February 25, 2015).
3.3	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K on February 21, 2017).
3.4	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 24, 2017 (filed as Exhibit 3.4 to the Company’s Form 10-Q, filed with the SEC on February 20, 2018.
3.5	Bylaws of Natural Gas Fueling and Conversion Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013).
3.6	By-Laws, of NGFC Equities Inc., as amended and restated (filed as Exhibit 3.2 to the Company’s 8k filed on February 25, 2015).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013).
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Exhibit 95.1 – Mine Safety Disclosure pursuant to Regulation S-K, Item 104 filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

Date: March 9, 2018	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

