Form 10-K
period 2017-12-31
American Resources Corp
filed 2018-04-23
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-55456

AMERICAN RESOURCES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	46-3914127
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

9002 Technology Lane Fishers, Indiana	46038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 606-637-3740

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Name of each exchange on which registered

None N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $892,044

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of April 20, 2018 was 892,044 shares.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

AMERICAN RESOURCES CORPORATION

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2017

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of American Resources Corporation for the year ended December 31, 2017 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

Item 1. Business.

Overview

When we formed our company, our focus was to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and natural gas (NG) fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to liquefied natural gas (LNG) and compressed natural gas (CNG); and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States and also to build a convenience store to serve our customers in each of our locations.

On January 5, 2017, American Resources Corporation (ARC or the Company) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (Quest Energy), a private company incorporated in the State of Indiana on May 2015 with offices at 9002 Technology Lane, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky.

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

The Carnegie Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie Mine is currently operated as a modified contractor mine, whereby McCoy Elkhorn provides the mining infrastructure and equipment for the operations and pays the contractor a fixed per-ton fee for managing the workforce, procuring the supplies, and maintaining the equipment and infrastructure in proper working order.

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

Deane Mining LLC

Located within Letcher County and Knott County, Kentucky, Deane Mining is comprised of one active underground coal mine (the Access Energy Mine), one active surface mine (Razorblade Surface) and one active coal preparation facility called Mill Creek Preparation Plant, along with 12 additional idled mining permits (or permits in reclamation). The idled mining permits are either in various stages of development, reclamation or being maintained as idled, pending any changes to the coal market that may warrant re-starting production.

Access Energy is an underground mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently run as a modified contractor mine, whereby Deane Mining provides the mining infrastructure and equipment for the operations and pays the contractor a fixed per-ton fee for managing the workforce, procuring the supplies, and maintaining the equipment and infrastructure in proper working order.

Razorblade Surface is a surface mine targeting the Hazard 4 and Hazard 4 Rider coal seams and located in Deane, Kentucky. Deane Mining is currently preparing Razorblade Surface for coal extraction and anticipates extracting coal in spring of 2018. Coal produced from Razorblade Surface will be trucked approximately one mile to the Mill Creek Preparation Plant.

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

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), the Raven Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned ERC Mining LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of December 31, 2017. ERC Mining LLC is considered a variable interest entity and is consolidated into Quest Energy’s financial statements.

ERC Mining Indiana Corporation (the Gold Star Mine)

Quest Energy, through its wholly-owned subsidiary, ERC Mining Indiana Corporation (ERC), has a management agreement with an unrelated entity, LC Energy Operations LLC to manage an underground coal mine, clean coal processing facility and rail loadout located in Greene County, Indiana (referred to as the “Gold Star Mine”) for a monthly cash and per-ton fee. As part of that management agreement, ERC manages the operations of the Gold Star Mine, is the holder of the mining permit, provides the reclamation bonding, is the owner of some of the equipment located at the Gold Star Mine, and provides the employment for the personnel located at the Gold Star Mine. LC Energy Operations LLC owns the remaining equipment and infrastructure, is the lessee of the mineral (and the owner of some of the mineral and surface), and provides funding for the operations. Currently the coal mining operations at the Gold Star Mine are idled.

In addition to the current owned permits and controlled reserves, ARC may, from time to time, and frequently, acquire additional coal mining permits or reserves, or dispose of coal mining permits or reserves currently held by ARC, as management of the Company deems appropriate.

Mineral and Surface Leases

Coal mining and processing involves the extraction of coal (mineral) and the use of surface property incidental to such extraction and processing. All of the mineral and surface related to the Company’s coal mining operations is leased from various mineral and surface owners (the “Leases”). The Company’s operating subsidiaries, collectively, are parties to approximately 200 various Leases and other agreements required for the Company’s coal mining and processing operations. The Leases are with a variety of Lessors, from individuals to professional land management firms such as the Elk Horn Coal Company LLC and Alma Land Company. In some instances, the Company has leases with Land Resources & Royalties LLC (LRR), a professional leasing firm that is an entity wholly owned by Quest MGMT LLC, an entity owned by members of Quest Energy Inc.’s management. LRR is considered a variable interest entity and is consolidated into Quest Energy’s financial statements.

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. Coal sales currently come from the Company’s McCoy Elkhorn’s Mine #15, McCoy Elkhorn’s Carnegie Mine, and Deane Mining’s Access Energy Mine. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

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

Environmental, Governmental, and Other Regulatory Matters

Our operations are subject to federal, state, and local laws and regulations, such as those relating to matters such as permitting and licensing, employee health and safety, reclamation and restoration of mining properties, water discharges, air emissions, plant and wildlife protection, the storage, treatment and disposal of wastes, remediation of contaminants, surface subsidence from underground mining and the effects of mining on surface water and groundwater conditions. In addition, we may become subject to additional costs for benefits for current and retired coal miners. These environmental laws and regulations include, but are not limited to, the Surface Mining Control and Reclamation Act of 1977 (SMCRA) with respect to coal mining activities and ancillary activities; the Clean Air Act (CAA) with respect to air emissions; the Clean Water Act (CWA) with respect to water discharges and the permitting of key operational infrastructure such as impoundments; Resource Conservation and Recovery RCRA with respect to solid and hazardous waste management and disposal, as well as the regulation of underground storage tanks; the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) with respect to releases, threatened releases and remediation of hazardous substances; the Endangered Species Act of 1973 (ESA) with respect to threatened and endangered species; and the National Environmental Policy Act of 1969 (NEPA) with respect to the evaluation of environmental impacts related to any federally issued permit or license. Many of these federal laws have state and local counterparts which also impose requirements and potential liability on our operations.

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

Due in part to these extensive and comprehensive regulatory requirements and ever-changing interpretations of these requirements, violations of these laws can occur from time to time in our industry and also in our operations. Expenditures relating to environmental compliance are a major cost consideration for our operations and safety and compliance is a significant factor in mine design, both to meet regulatory requirements and to minimize long-term environmental liabilities. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced.

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

The Mine Act and the MINER Act, and regulations issued under these federal statutes, impose stringent health and safety standards on mining operations. The regulations that have been adopted under the Mine Act and the MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, roof control, ventilation, blasting, use and maintenance of mining equipment, dust and noise control, communications, emergency response procedures, and other matters. The Mine Safety and Health Administration (MSHA) regularly inspects mines to ensure compliance with regulations promulgated under the Mine Act and MINER Act.

Due to the large number of mining permits held by the Company that have been previously mined and operated, there is a significant amount of environmental reclamation and remediation required by the Company to comply with local, state, and federal regulations for coal mining companies.

Property

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expires in December 2018. We also rent office space from an entity which we consolidate as a variable interest entity (see note 5) at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy Elkhorn’s Mine #15 and Deane Mining’s Razorblade Surface mine are primarily run by company employees, McCoy Elkhorn’s Carnegie Mine and Deane Mining’s Access Energy mine are primarily run by contract labor, and the Company’s various coal preparation facilities are run by company employees.

The Company currently has approximately 204 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this Form 10-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act.

Item 1A. Risk Factors.

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expires in December 2018. We also rent office space at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent from an entity which we consolidated as a variable interest entity (see note 5) and the rental lease expires October 30, 2021. The future annual rent is $6,000 through 2021. Rent expense for 2017 and 2016 amounted to $26,000 each year, respectively.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A Common Stock (also referred to as common stock or shares) is presently traded on the OTC Pink Market under the ticker symbol AREC. Our common stock has been thinly traded since our Company’s inception. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future. The following table sets forth information as reported by the OTC Markets Group for the high and low bid and ask prices for each of the eight quarters ending December 31, 2017 for our common stock. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2016
March 31	$12.00	$12.00
June 30	12.00	12.00
September 30	12.00	12.00
December 31	12.00	12.00
Quarters ending in 2017
March 31	$18.00	$1.53
June 30	6.60	1.00
September 30	1.00	0.05
December 31	$0.05	$0.05

(b) Holders

As of April 20, 2018, the Company had 128 common stock shareholders of record holding 892,044 shares of our common stock issued and outstanding. This number includes one position at Cede & Co., of which Company principals are not aware how many shareholders hold the shares in street name. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

(c) Dividends

Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities and preferred shareholders. Our Board of Directors has sole discretion to determine: (i) whether to declare a dividend; (ii) the dividend rate, if any, on the shares of any class of series of our capital stock, and if so, from which date or dates; and (iii) the relative rights of priority of payment of dividends, if any, between the various classes and series of our capital stock. We have not paid any dividends and do not have any current plans to pay any dividends.

No established public market for common stock

Although there have been a few trades of our stock on the OTC Markets Pink, the quotations have been limited and sporadic and thus, there is presently no established public market for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of our securities may, therefore, find it difficult to resell our securities should he or she desire to do so.

Recent Sales of Unregistered Securities.

COMMON STOCK

During the periods ending December 31, 2015, December 31, 2016 and December 31, 2017, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

On February 22, 2017, Tarpon Bay Partners LLC converted its $50,000 promissory note and accrued interest held in the Company into 33,334 common shares, representing the full value of the promissory note held by Tarpon Bay Partners LLC.

During the twelve months ended December 31, 2017 the Company issued shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of 13,333 common shares. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Dollar Amount

7/5/2017	Oscaleta Partners LLC	13,333	$.75/share	$10,000

During the twelve months ended December 31, 2016 the Company issued shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of 3,805 common shares. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below. These items were transacted before the merger with the predecessor company (NGFC).

Date	Name	Shares	Fair Market Value	Dollar Amount

8/15/2016	Stockvest	3,334	$12.00/share	$40,000
9/30/2016	Clifford Hunt	221	$12.00/share	$2,650
9/30/2016	Lynx Management	250	$12.00/share	$3,000

SERIES A PREFERRED STOCK

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series A Preferred stock, par value $0.0001 per share, covering up to an aggregate of 5,000,000 shares of Series A Preferred stock. The Series A Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of April 20, 2018, 4,817,792 shares of Series A Preferred stock are outstanding.

Pursuant to the Series A Preferred Stock Designation, the holders of the Series A Preferred stock are entitled to thirty-three and one-third votes, on an “as-converted” basis, per each Series A Preferred share held of record on all matters to be voted upon by the stockholders. The holders of the Series A Preferred stock are not entitled to receive dividends.

The holders of the Series A Preferred stock are entitled to convert into common shares, at the holder’s discretion, at a rate of one Series A Preferred share for three and one-third common shares. Any fractional common shares created by the conversion is rounded to the nearest whole common share.

Upon our liquidation, dissolution, distribution of assets or other winding up, the holders of the Series A Preferred stock shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to $1.65 per share.

SERIES B PREFERRED STOCK

Our certificate of incorporation authorizes our Board of Directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series B Preferred stock, par value $0.001 per share, covering up to an aggregate of 20,000,000 shares of Series B Preferred stock. The Series B Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board of Directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of April 20, 2018, 921,221 shares of Series B Preferred stock are outstanding, which includes 850,000 shares of Series B Preferred stock issued to investors and 71,221 shares of Series B Preferred stock issued as part of the 8.0% annual dividend that is accrued and paid in-kind, as described below.

The holders of Series B Preferred shares are entitled to no voting rights until the holder converts any or all of their Series B Preferred shares to common shares. The holders of the Series B Preferred shall accrue and pay-in-kind with additional Series B Preferred stock a dividend based on an 8.0% annual percentage rate, compounded quarterly in arrears, for any Series B Preferred stock that is outstanding at the end of such prior quarter.

The holders of the Series B Preferred stock are entitled to convert into common shares, at the holder’s discretion, at a conversion price of Three Dollars Sixty Cents ($3.60) per share of common stock, subject to certain price adjustments found in the Series B Preferred stock purchase agreements.

Upon our liquidation, dissolution, distribution of assets or other winding up, the holders of Series B Preferred shares shall have a liquidation preference to the common shares and Series A Preferred shares outstanding in the amount equal to the amount initially invested by the Series B Preferred holder in the Series B Preferred stock at the time of such investment minus the pro rata amount that has been converted into common stock or redeemed.

“BLANK CHECK” PREFERRED STOCK

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time up to an aggregate of 70,000,000 shares of preferred stock that is considered “blank check”. The blank check preferred stock shall be designed by the Board of Directors at the time of classification

OPTIONS AND WARRANTS

Pursuant to our Series B Preferred stock offering, investors in the Series B Preferred stock received warrants to purchase additional common shares at exercise prices stated within such warrant. The warrants have an expiration date of two or three years post the date of the investment in the Series B Preferred stock by the investor.

Should all Series B Preferred stock warrant holders fully exercise their right to purchase shares, for cash, the Company will receive $1,702,090 proceeds from such exercises and will increase the common shares outstanding by 305,557 shares.

On June 27, 2017 we entered into a settlement agreement with Oscaleta Partners LLC, a company we engaged on February 20, 2017 to perform consulting services to the Company, and as part of that settlement, we issued to Oscaleta Partners LLC the amount of 13,333 restricted shares, of the Company’s common stock, and a three-year warrant to purchase up to 33,333 common shares of stock of the Company at an exercise price of $3.60 per share. Should Oscaleta Partners LLC exercise all of its shares under the warrant, the company will receive $119,999 cash proceeds.

As compensation to Bill Bishop for his service on the Board of Directors of the Company, we issued Mr. Bishop a three-year warrant to purchase up to 8,334 common shares of our company at an exercise price of $3.60 per share, subject to certain price adjustments and other provisions found within the warrant issued to Mr. Bishop. Should Mr. Bishop exercise the option through a cash payment to the Company, the Company will receive up to $30,002 from Mr. Bishop and he will receive up to 8,334 restricted common shares of the Company. There are no registration rights associated with this warrant that require the Company to register the shares.

On October 4, 2017, we entered into a financing transaction with Golden Properties Ltd., a British Columbia company based in Vancouver, Canada (“Golden Properties”) that involved a series of loans made by Golden Properties to the Company. As part of that financing, we issued to Golden Properties the following warrants:

•

Warrant B-4, for the purchase of 3,417,006 shares of common stock at $0.01 per share, as adjusted from time to time, expiring on October 4, 2020, and providing the Company with up to $34,170 in cash proceeds should all the warrants be exercised;

•

Warrant C-1, for the purchase of 400,000 shares of common stock at $3.55 per share, as adjusted from time to time, expiring on October 4, 2019, and providing the Company with up to $1,420,000 in cash proceeds should all the warrants be exercised;

•

Warrant C-2, for the purchase of 400,000 shares of common stock at $7.09 per share, as adjusted from time to time, expiring on October 4, 2019, and providing the Company with up to $2,836,000 in cash proceeds should all the warrants be exercised;

•

Warrant C-3, for the purchase of 400,000 shares of common stock at $8.58 per share, as adjusted from time to time, expiring October 2, 2020, and providing the Company with up to $3,432,000 in cash proceeds should all the warrants be exercised; and

•

Warrant C-4, for the purchase of 400,000 shares of common stock at $11.44 per share, as adjusted from time to time, expiring October 2, 2020, and providing the Company with up to $4,576,000 in cash proceeds should all the warrants be exercised.

None of the warrants resulting from the agreement with Golden Properties have been exercised as of the date of this annual report.

During the period the options are outstanding, we will reserve from our authorized and unissued common stock a sufficient number of shares to provide for the issuance of shares of common stock underlying the options upon the exercise of the options. No fractional shares will be issued upon the exercise of the options. The options are not listed on any securities exchange. Except as otherwise provided within the option, the option holders have no rights or privileges as members of the Company until they exercise their options.

Item 6. Selected Financial Data.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report. The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this annual report.

Our Business Overview.

When we formed our company, our focus was to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and natural gas (NG) fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to liquefied natural gas (LNG) and compressed natural gas (CNG); and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States and also to build a convenience store to serve our customers in each of our locations.

On January 5, 2017, American Resources Corporation (ARC or the Company) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (Quest Energy), a private company incorporated in the State of Indiana on May 2015 with offices at 9002 Technology Lane, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky.

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

The Carnegie Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie Mine is currently operated as a modified contractor mine, whereby McCoy Elkhorn provides the mining infrastructure and equipment for the operations and pays the contractor a fixed per-ton fee for managing the workforce, procuring the supplies, and maintaining the equipment and infrastructure in proper working order.

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

Deane Mining LLC

Located within Letcher County and Knott County, Kentucky, Deane Miningis comprised of one active underground coal mine (the Access Energy Mine), one active surface mine (Razorblade Surface) and one active coal preparation facility called Mill Creek Preparation Plant, along with 12 additional idled mining permits (or permits in reclamation). The idled mining permits are either in various stages of development, reclamation or being maintained as idled, pending any changes to the coal market that may warrant re-starting production.

Access Energy is an underground mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently run as a modified contractor mine, whereby Deane Mining provides the mining infrastructure and equipment for the operations and pays the contractor a fixed per-ton fee for managing the workforce, procuring the supplies, and maintaining the equipment and infrastructure in proper working order.

Razorblade Surface is a surface mine targeting the Hazard 4 and Hazard 4 Rider coal seams and located in Deane, Kentucky. Deane Mining is currently preparing Razorblade Surface for coal extraction and anticipates extracting coal in spring of 2018. Coal produced from Razorblade Surface will be trucked approximately one mile to the Mill Creek Preparation Plant.

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

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), the Raven Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned Quest MGMT LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of December31, 2017. ERC Mining LLC is considered a variable interest entity and is consolidated into Quest Energy’s financial statements.

ERC Mining Indiana Corporation (the Gold Star Mine)

Quest Energy, through its wholly-owned subsidiary, ERC Mining Indiana Corporation (ERC), has a management agreement with an unrelated entity, LC Energy Operations LLC to manage an underground coal mine, clean coal processing facility and rail loadout located in Greene County, Indiana (referred to as the “Gold Star Mine”) for a monthly cash and per-ton fee. As part of that management agreement, ERC manages the operations of the Gold Star Mine, is the holder of the mining permit, provides the reclamation bonding, is the owner of some of the equipment located at the Gold Star Mine, and provides the employment for the personnel located at the Gold Star Mine. LC Energy Operations LLC owns the remaining equipment and infrastructure, is the lessee of the mineral (and the owner of some of the mineral and surface) and provides funding for the operations. Currently the coal mining operations at the Gold Star Mine are idled.

In addition to the current owned permits and controlled reserves, ARC may, from time to time, and frequently, acquire additional coal mining permits or reserves, or dispose of coal mining permits or reserves currently held by ARC, as management of the Company deems appropriate.

Mineral and Surface Leases

Coal mining and processing involves the extraction of coal (mineral) and the use of surface property incidental to such extraction and processing. All of the mineral and surface related to the Company’s coal mining operations is leased from various mineral and surface owners (the “Leases”). The Company’s operating subsidiaries, collectively, are parties to approximately 200 various Leases and other agreements required for the Company’s coal mining and processing operations. The Leases are with a variety of Lessors, from individuals to professional land management firms such as the Elk Horn Coal Company LLC and Alma Land Company. In some instances, the Company has leases with Land Resources & Royalties LLC (LRR), a professional leasing firm that is an entity wholly owned by Quest MGMT LLC, an entity owned by members of Quest Energy Inc.’s management. LRR is considered a variable interest entity and is consolidated into Quest Energy’s financial statements.

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. Coal sales currently come from the Company’s McCoy Elkhorn’s Mine #15, McCoy Elkhorn’s Carnegie Mine, and Deane Mining’s Access Energy Mine. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

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

Environmental, Governmental, and Other Regulatory Matters

Our operations are subject to federal, state, and local laws and regulations, such as those relating to matters such as permitting and licensing, employee health and safety, reclamation and restoration of mining properties, water discharges, air emissions, plant and wildlife protection, the storage, treatment and disposal of wastes, remediation of contaminants, surface subsidence from underground mining and the effects of mining on surface water and groundwater conditions. In addition, we may become subject to additional costs for benefits for current and retired coal miners. These environmental laws and regulations include, but are not limited to, the Surface Mining Control and Reclamation Act of 1977 (SMCRA) with respect to coal mining activities and ancillary activities; the Clean Air Act (CAA) with respect to air emissions; the Clean Water Act (CWA) with respect to water discharges and the permitting of key operational infrastructure such as impoundments; Resource Conservation and Recovery RCRA with respect to solid and hazardous waste management and disposal, as well as the regulation of underground storage tanks; the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) with respect to releases, threatened releases and remediation of hazardous substances; the Endangered Species Act of 1973 (ESA) with respect to threatened and endangered species; and the National Environmental Policy Act of 1969 (NEPA) with respect to the evaluation of environmental impacts related to any federally issued permit or license. Many of these federal laws have state and local counterparts which also impose requirements and potential liability on our operations.

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

The Mine Act and the MINER Act, and regulations issued under these federal statutes, impose stringent health and safety standards on mining operations. The regulations that have been adopted under the Mine Act and the MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, roof control, ventilation, blasting, use and maintenance of mining equipment, dust and noise control, communications, emergency response procedures, and other matters. The Mine Safety and Health Administration (MSHA) regularly inspects mines to ensure compliance with regulations promulgated under the Mine Act and MINER Act.

Due to the large number of mining permits held by the Company that have been previously mined and operated, there is a significant amount of environmental reclamation and remediation required by the Company to comply with local, state, and federal regulations for coal mining companies.

Property

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expires in December 2018. We also rent office space from an entity which we consolidate as a variable interest entity (see note 5) at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy Elkhorn’s Mine #15 and Deane Mining’s Razorblade Surface mine are primarily run by company employees, McCoy Elkhorn’s Carnegie Mine and Deane Mining’s Access energy mine are primarily run by contract labor, and the Company’s various coal preparation facilities are run by company employees.

The Company currently has approximately 204 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations and Critical Accounting Policies and Estimates.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company’s accounting policies are more fully described in Note 1 to the Notes of Financial Statements.

Results of Operations for the years ended December 31, 2017 and December 31, 2016.

Revenues.

Revenues for the period ended December 31, 2017 was $20,820,998 and 2016 was $7,601,194, respectively. The primary drivers for revenue growth was a full year of production from the Mine #15 of McCoy Elkhorn and the beginning of production at the Access Energy mine of Deane Mining in September 2017.

Expenses.

Total Operating Expenses for the period ended December 31, 2017 was $34,839,884 and 2016 was $29,452,263, respectively. The primary drivers for increase in operating expenses was a full year of production from the Mine #15 of McCoy Elkhorn and the beginning of production at the Access Energy mine of Deane Mining in September 2017.

Total Other Expenses for the period ended December 31, 2017 was $6,580 and 2016 was $238,213, respectively. The primary driver for decrease in other expenses was an increase in royalty and interest income from consolidated subsidiaries.

Financial Condition.

Total Assets as of December 31, 2017 amounted to $18,263,385 and 2016 amounted to $20,273,829, respectively. The primary drivers for lower asset balance is current year depreciation and lower accounts receivable balance.

Total Liabilities as of December 31, 2017 amounted to $58,356,449 and 2016 amounted to $47,781,427, respectively. The primary drivers for the increase in liability balance is an increase in accounts payable and equipment and term debt.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2017.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The registrant qualifies as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 12a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply is judgement in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2017:

Due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2017, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

As of December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(c) Changes in Internal Control Over Financial Reporting

There have been changes in the Company’s internal control over financial reporting during the period ended December 31, 2017 that have materially affected the Company’s internal controls over financial reporting.

The Company has hired a Chief Financial Officer, President, Chief Executive Officer and General Counsel, all of whom work in conjunction on risk assessment and segregation of duties. Management has identified material weaknesses as described above. Management has hired outside consultants as described above to mitigate the risk though we still deem the controls to be ineffective.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following individuals serve as our executive officers and members of our board of directors as of December 31, 2017:

Name	Age	Positions

Mark C. Jensen	38	Chief Executive Officer, Chairman of the Board of Directors

Thomas M. Sauve	39	President, Director

Kirk P. Taylor	38	Chief Financial Officer

Mark C. Jensen (age 38) – Chief Executive Officer

Mark C. Jensen has been the Chief Executive Officer of American Resources Corporation since 2015. In this role, he is responsible for all facets of operational and strategic initiatives of the organizations. Mark is also the co-founder and co-managing partner in a micro-cap investment fund, T Squared Capital, LLC. Prior to forming T Squared Capital, LLC and Quest Energy, Inc., Mark worked on Wall Street since 2002 with firms specialized in company turn-arounds.

Thomas M. Sauve (age 39) – President

Thomas M. Sauve has been the President of American Resources Corporation since 2015. In this role, he is responsible for all facets of operational and strategic initiatives of the organizations. Tom is also the co-founder and co-managing partner in a micro-cap investment fund, T Squared Capital, LLC. Prior to forming T Squared Capital, LLC and Quest Energy, Inc., Tom worked on Wall Street since 2001 with firms specialized in company turn-arounds.

Kirk Taylor, CPA (age 38) – Chief Financial Officer

Kirk P. Taylor, CPA, has been the Chief Financial Officer of American Resources Corporation since 2016. In his role, he is responsible for all financial reporting tax compliance and treasury management. Prior to joining Quest Energy, Inc., Kirk was an auditor with K.B Parrish & Co, LLP through beginning in 2013, Katz Sapper & Miller, LLP beginning in 2011 and CohenReznick beginning in 2002. While with those firms he focused on audit, financial reporting and tax compliance with operating entities and investment partnership utilizing various types of tax efficient investments.

Directors:

Mark C. Jensen – Chairman of Board & Director

Mark C. Jensen has been the Chief Executive Officer of American Resources Corporation since 2015. In this role, he is responsible for all facets of operational and strategic initiatives of the organizations. Mark is also the co-founder and co-managing partner in a micro-cap investment fund, T Squared Capital, LLC. Prior to forming T Squared Capital, LLC and Quest Energy, Inc., Mark worked on Wall Street since 2002 with firms specialized in company turn-arounds.

Thomas M. Sauve – Director

Thomas M. Sauve has been the President of American Resources Corporation since 2015. In this role, he is responsible for all facets of operational and strategic initiatives of the organizations. Tom is also the co-founder and co-managing partner in a micro-cap investment fund, T Squared Capital, LLC. Prior to forming T Squared Capital, LLC and Quest Energy, Inc., Tom worked on Wall Street since 2001 with firms specialized in company turn-arounds.

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

Separation of Duties of the Chairman of the Board, the Chief Executive Officer and the President

Due to the inherent limitations of nonexecutive chairs, the duties of the Chairman of the Board and the Chief Executive Officer have not been separated. In order to increase objectivity and fiduciary responsibilities to the shareholders both in appearance and operation, the duties of the Chief Executive Officer and the President have been separated.

Director Independence

None of our directors are considered to be independent.

Limitation of Director Liability; Indemnification

Indemnity

To the fullest extent permitted by the Florida Business Corporation Act, the Company shall indemnify, or advance expenses to, any person made, or threatened to be made, a party to any action, suit or proceeding by reason of the fact that such person (i) is or was a director of the Company; (ii) is or was serving at the request of the Company as a director of another Company, provided that such person is or was at the time a director of the Company; or (iv)is or was serving at the request of the Company as an officer of another Company, provided that such person is or was at the time a director of the Company or a director of such other Company, serving at the request of the Company. Unless otherwise expressly prohibited by the Florida Business Corporation Act, and except as otherwise provided in the previous sentence, the Board of Directors of the Company shall have the sole and exclusive discretion, on such terms and conditions as it shall determine, to indemnify, or advance expenses to, any person made, or threatened to be made, a party to any action, suit, or proceeding by reason of the fact such person is or was an officer, employee or agent of the Company as an officer, employee or agent of another Company, partnership, joint venture, trust or other enterprise. No person falling within the purview of this paragraph may apply for indemnification or advancement of expenses to any court of competent jurisdiction.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. During the fiscal year ended December 31, 2017, none of our officers, directors or 10% shareholders failed to file any Section 16 report on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. In addition to the Code of Business Conduct and Ethics, our principal executive officer, principal financial officer and principal accounting officer are also subject to written policies and standards that are reasonably designed to deter wrongdoing and to promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the SEC and in other public communications made by us; compliance with applicable government laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code. We have posted the text of our Code of Business Conduct and Ethics on our internal website. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics as applicable.

Legal Proceedings.

To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Meetings and Committees of the Board of Directors.

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of non-employee directors when such individuals are added to the board of directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our executive officers for services rendered in all capacities to us during the last two completed fiscal years. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” We also have included below a table regarding compensation paid to our directors who served during the last completed fiscal year. The address for all individuals identified in the following tables is 9002 Technology Lane, Fishers, IN 46038.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
I. Andrew Weeraratne,	2017	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000
(1) CEO, CFO	2016	22,800	-0-	-0-	-0-	-0-	-0-	-0-	22,800

Mark C. Jensen, (2) CEO	2017	156,000	-0-	-0-	-0-	-0-	-0-	-0-	156,000

Thomas M. Sauve, (3) President	2017	156,000	-0-	-0-	-0-	-0-	-0-	-0-	156,000

Kirk P. Taylor, (4) CFO	2017	156,000	-0-	-0-	-0-	-0-	-0-	-0-	156,000

_______________

(1)

The amount of value for the services of Mr. Weeraratne was determined by agreement for shares in which he received as a founder for (1) control, (2) willingness to serve on the Board of Directors and (3) participation in the foundational days of the corporation. Mr. Weeraratne submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(2)

Of the salary amount listed in this table, $32,000 was accrued and unpaid in 2017. The employment agreement for fiscal year 2017 also allows for payment of a bonus that has not yet been calculated. On January 2, 2018, the Company entered into an employment agreement with Mr. Jensen, at an annual salary rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.64 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors.

(3)

Of the salary amount listed in this table, $32,000 was accrued and unpaid in 2017. The employment agreement for fiscal year 2017 also allows for payment of a bonus that has not yet been calculated. On January 2, 2018, the Company entered into an employment agreement with Mr. Sauve, at an annual salary rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.54 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors.

(4)

Of the salary amount listed in this table, $26,293 was accrued and unpaid in 2017. The employment agreement for fiscal year 2017 also allows for payment of a bonus that has not yet been calculated. On January 2, 2018, the Company entered into an employment agreement with Mr. Taylor, at an annual rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.20 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Name and principal position	($)	($)	($)	($)	($)	($)	($)
James C. New (1)	-0-	1,500	-0-	-0-	-0-	-0-	1,500
I. Andrew Weeraratne (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eugene Nichols (3)	-0-	15,000	-0-	-0-	-0-	-0-	15,000
Bo G. Engberg (4)	-0-	1,500	-0-	-0-	-0-	-0-	1,500
William D. Bishop (5)	-0-	-0-	50,000	-0-	-0-	-0-	50,000
Mark C. Jensen (6)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Thomas M. Sauve (7)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

(1)	Mr. New submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(2)	Mr. Weeraratne submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(3)	Mr. Nichols submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(4)	Mr. Engberg submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(5)

Mr. Bishop was appointed as director on May 10, 2017 and as compensation to Bill Bishop for his service on the Board of Directors, the Company issued Mr. Bishop a three-year option to purchase up to 8,334 common shares of our company at an exercise price of $3.60 per share, subject to certain price adjustments and other provisions found within the option issued to Mr. Bishop. Effective November 8, 2017, Mr. Bishop resigned as a director of the Company and Mr. Bishop’s resignation from the Board of Directors did not result from any disagreement with the Company.

(6)

Mr. Jensen was appointed as a director on February 7, 2017. On January 2, 2018, the Company entered into an employment agreement with Mr. Jensen, at an annual salary rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.64 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. Mr. Jensen is not paid separately for his services as a director for the Company.

(7)

Mr. Sauve was appointed as a director on February 7, 2017. On January 2, 2018, the Company entered into an employment agreement with Mr. Sauve, at an annual salary rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.54 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. Mr. Sauve is not paid separately for his services as a director for the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 20, 2018, the number of shares of our Common Stock and Series A Convertible Preferred Stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock and our Convertible Preferred Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days under any contract, option or warrant. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise specified, the address of each beneficial owner listed in the tables is c/o American Resources Corporation, 9002 Technology Lane, Fishers, IN 46038.

Name and Address of Shareholder	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned (2)

Golden Properties, Ltd. (3)	1,688,350	9.99%

________________

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(2)

Based on 18,875,811 shares of Common Stock deemed to be outstanding as if one or more warrants were exercised up to the maximum amount of 9.99% (or 1,688,350 shares) of the issued and outstanding number of shares at December 31, 2017, including the common shares issuable from the conversion of the Series A Preferred to common and the conversion of the Series B Preferred to common (exclusive of any shares due to Series B Preferred holders from accrued interest). This percentage has been rounded for convenience;

(3)

Golden Properties, Ltd. is the owner of several Company common stock warrants for the purchase of shares of our Common Stock, which warrants are exercisable at such company’s discretion, subject to the following limitation on amount. The warrant agreements provide that at no time may Golden Properties, Ltd. or its affiliates exercise any warrant that would result in their ownership of more than 9.99% of the issued and outstanding shares of our Common Stock on the date of exercise. Additionally, a principal of Golden Properties and a beneficial owner through Golden Properties, is a holder of 59,133 Series A Preferred shares. Accordingly, Golden Properties, Ltd. is presently deemed the beneficial owner of 1,885,460 shares of our Common Stock pursuant to Securities and Exchange Commission Rule 13d-3, promulgated under the Securities Exchange Act of 1934.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned (4)	Percent of Series A Preferred Stock Owned (5)

Officers and Directors

Mark C. Jensen (6) Chief Executive Officer, Director	1,541,693	32.00%

Thomas M. Sauve (7) President, Director	1,300,803	27.00%

Kirk P. Taylor Chief Financial Officer	486,115	10.09%

All Directors and Officers as a Group (3 persons) (8)	3,328,611	69.09%

5% Holders

Gregory Q. Jensen	486,115	10.09%

Adam B. Jensen	486,115	10.09%

All Directors, Officers and 5% Holders as a Group (5 persons)	4,300,841	89.27%

___________

(4)	A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 31, 2017, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(5)	Based on 4,794,425 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2017. These percentages have been rounded for convenience;

(6)	Mr. Jensen beneficially owns 58,933 shares of our Series A Convertible Preferred Stock through his equity ownership in T Squared Partners, LP, which shares are included in the table above;

(7)	Mr. Sauve beneficially owns 38,417 shares of our Series A Convertible Preferred Stock through his equity ownership in T Squared Partners, LP, which shares are included in the table above;

(8)	Our officers and directors do not own any shares of our Class A Common Stock (892,044 shares outstanding) or any shares of our Series B Convertible Preferred Stock (850,000 shares outstanding, exclusive of any shares due from accrued interest).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership. During 2017 and 2016, the Company incurred fees totaling $0 and $12,340,615 relating to services rendered under this agreement. The amount outstanding and payable as of December 31, 2017 and 2016, was $17,840,615 and $17,840,615, respectively. The amount is due on demand and does not accrue interest.

On January 1, 2016, the Company awarded stock options for 827,862 shares in exchange for consulting efforts to an entity with common ownership. No stock options were awarded to related parties during 2017.

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable. The balance of the note was $74,000 as of December 31, 2017 and 2016, respectively.

On April 30, 2017, the Company purchased $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the notes. The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015. The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016. Both notes are in default and have been fully impaired due to collectability uncertainty.

During July 2017, an officer of the Company advanced $50,000 to the Company. The advance is unsecured, non interest bearing and due on demand.

The following table sets forth information concerning the annual and long-term compensation of our executive officers for services rendered in all capacities to us during the last two completed fiscal years. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” We also have included below a table regarding compensation paid to our directors who served during the last completed fiscal year. The address for all individuals identified in the following tables is 9002 Technology Lane, Fishers, IN 46038.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
I. Andrew Weeraratne,	2017	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000
(1) CEO, CFO	2016	22,800	-0-	-0-	-0-	-0-	-0-	-0-	22,800

Mark C. Jensen, (2) CEO	2017	156,000	-0-	-0-	-0-	-0-	-0-	-0-	156,000

Thomas M. Sauve, (3) President	2017	156,000	-0-	-0-	-0-	-0-	-0-	-0-	156,000

Kirk P. Taylor, (4) CFO	2017	156,000	-0-	-0-	-0-	-0-	-0-	-0-	156,000

___________

(1)	The amount of value for the services of Mr. Weeraratne was determined by agreement for shares in which he received as a founder for (1) control, (2) willingness to serve on the Board of Directors and (3) participation in the foundational days of the corporation. Mr. Weeraratne submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(2)	Of the salary amount listed in this table, $32,000.00 was accrued and unpaid in 2017. The employment agreement for fiscal year 2017 also allows for payment of a bonus that has not yet been calculated. On January 2, 2018, the Company entered into an employment agreement with Mr. Jensen, at an annual salary rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.64 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors.

(3)	Of the salary amount listed in this table, $32,000.00 was accrued and unpaid in 2017. The employment agreement for fiscal year 2017 also allows for payment of a bonus that has not yet been calculated. On January 2, 2018, the Company entered into an employment agreement with Mr. Sauve, at an annual salary rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.54 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors.

(4)	Of the salary amount listed in this table, $26,293.16 was accrued and unpaid in 2017. The employment agreement for fiscal year 2017 also allows for payment of a bonus that has not yet been calculated. On January 2, 2018, the Company entered into an employment agreement with Mr. Taylor, at an annual rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.20 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Name and principal position	($)	($)	($)	($)	($)	($)	($)
James C. New (1)	-0-	1,500	-0-	-0-	-0-	-0-	1,500
I. Andrew Weeraratne (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eugene Nichols (3)	-0-	15,000	-0-	-0-	-0-	-0-	15,000
Bo G. Engberg (4)	-0-	1,500	-0-	-0-	-0-	-0-	1,500
William D. Bishop (5)	-0-	-0-	50,000	-0-	-0-	-0-	50,000
Mark C. Jensen (6)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Thomas M. Sauve (7)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
__________
(1)	Mr. New submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(2)	Mr. Weeraratne submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(3)	Mr. Nichols submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(4)	Mr. Engberg submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(5)

Mr. Bishop was appointed as director on May 10, 2017 and as compensation to Bill Bishop for his service on the Board of Directors, the Company issued Mr. Bishop a three-year option to purchase up to 8,334 common shares of our company at an exercise price of $3.60 per share, subject to certain price adjustments and other provisions found within the option issued to Mr. Bishop. Effective November 8, 2017, Mr. Bishop resigned as a director of the Company and Mr. Bishop’s resignation from the Board of Directors did not result from any disagreement with the Company.

(6)

Mr. Jensen was appointed as a director on February 7, 2017. On January 2, 2018, the Company entered into an employment agreement with Mr. Jensen, at an annual salary rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.64 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. Mr. Jensen is not paid separately for his services as a director for the Company.

(7)

Mr. Sauve was appointed as a director on February 7, 2017. On January 2, 2018, the Company entered into an employment agreement with Mr. Sauve, at an annual salary rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.54 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. Mr. Sauve is not paid separately for his services as a director for the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Director Independence.

We have not:

•	Established our own definition for determining whether our director or nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor,

•	Established any committees of the Board of Directors.

Item 14. Principal Accounting Fees and Services.

	2017	2016
Audit fees	$130,000	$97,000
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	April 20, 2018
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	April 20, 2018
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	April 20, 2018
Kirk P. Taylor

/s/ Thomas M. Sauve	Director	April 20, 2018
Thomas M. Sauve

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Resources Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

April 20, 2018

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash	$186,722	$784,525
Accounts Receivable	1,870,562	2,753,199
Inventory	615,096	-
Intercompany	-	-
Accounts Receivable - Other	30,021	199,701
Total Current Assets	2,702,401	3,737,425

OTHER ASSETS
Cash - restricted	198,943	141,102
Processing and rail facility	2,914,422	2,914,422
Underground equipment	8,887,045	7,500,512
Surface equipment	3,957,603	3,751,054
Less Accumulated Depreciation	(4,820,569)	(2,262,855)
Land	178,683	178,683
Accounts Receivable - Other	127,718	196,347
Note Receivable	4,117,139	4,117,139
Total Other Assets	15,560,984	16,536,404

TOTAL ASSETS	$18,263,385	$20,273,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,360,537	$2,196,060
Accrued management fee	17,840,615	17,840,615
Accrued interest	336,570	122,945
Funds held for others	82,828	24,987
Due to affiliate	124,000	74,000
Current portion of long term-debt (net of unamortized discount of $35,000 and $0)	9,645,154	4,431,006
Current portion of reclamation liability	2,033,862	519,489
Total Current Liabilities	35,423,566	25,209,102

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs $440,333 and $451,389)	5,081,688	4,964,941
Reclamation liability	17,851,195	17,607,384
Total Other Liabilities	22,932,883	22,572,325

Total Liabilities	58,356,449	47,781,427

STOCKHOLDERS' DEFICIT
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 892,044 and 0 shares issued and outstanding for the period end	89	-
AREC - Series A Preferred stock: $.0001 par value; 4,817,792 shares authorized, 4,817,792 shares issued and outstanding	482	482
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares authorized, 850,000 shares issued and outstanding	850	-
Additional paid-in capital	1,527,254	88,193
Accumulated deficit	(42,019,595)	(27,651,030)
Total American Resources Corporation Shareholders' Equity	(40,490,920)	(27,562,355)
Non controlling interest	397,856	54,757
Total Stockholders' Deficit	(40,093,064)	(27,507,598)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,263,385	$20,273,829

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2017	2016

Coal Sales	$19,231,249	$5,345,145
Processing Services Income	1,589,749	2,256,049

Total Revenue	20,820,998	7,601,194

Cost of Coal Sales and Processing	(16,344,567)	(8,961,653)
Accretion Expense	(1,791,051)	(1,664,774)
Loss on reclamation settlement	-	(71,245)
Depreciation	(2,557,714)	(2,262,855)
General and Administrative	(1,378,111)	(237,601)
Professional Fees	(694,366)	(391,659)
Consulting Fees - Related Party	-	(12,340,615)
Production Taxes and Royalties	(4,974,013)	(1,250,365)
Impairment Loss from notes receivable from related party	(250,000)	(510,902)
Development Costs	(6,850,062)	(1,760,594)

Total Expenses from Operations	(34,839,884)	(29,452,263)

Net Loss from Operations	(14,018,886)	(21,851,069)

Other Income	343,100	54,757
Amortization of debt discount and debt issuance costs	(477,056)	(9,406)
Interest Income	298,721	-
Receipt of previously impaired receivables	387,427	-

Interest	(558,772)	(283,564)

Net Loss	(14,025,466)	(22,089,282)

Less: Preferred dividend requirement	(53,157)	-

Less: Net income attributable to Non Controlling Interest	(343,099)	(54,757)

Net loss attributable to American Resources Corporation Shareholders	$(14,421,722)	$(22,144,039)

Net loss per share - basic and diluted	$(18.20)	$-

Weighted average shares outstanding	792,391	-

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS OF EQUITY

							Additional		Non-
	Common	Common	Preferred	Preferred	Preferred	Preferred	Paid-In	Retained	Controlling
	Shares	Stock	A Shares	A Stock	B Shares	B Stock	Capital	Earnings	Interest	Total
Balance January 1, 2016	-	$-	2,550,430	$-	-	$-	$-	$(5,506,991)	$-	$(5,506,991)

Stock-based compensation	-	-	2,267,362	482	-	-	88,193	-	-	88,675

New issuances	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(22,144,039)	54,757	(22,089,282)

Balance December 31, 2016	-	$-	4,817,792	$482	-	$-	$88,193	$(27,651,030)	$54,757	$(27,507,598)

							Additional		Non-
	Common	Common	Preferred	Preferred	Preferred	Preferred	Paid-In	Retained	Controlling
	Shares	Stock	A Shares	A Stock	B Shares	B Stock	Capital	Earnings	Interest	Total
Balance January 1, 2017	-	$-	4,817,792	$482	-	$-	88,193	(27,651,030)	54,757	(27,507,598)

Recapitalization	845,377	85	-	-	-	-	(85)	-	-	-

Sale of Preferred Series B Stock	-	-	-	-	850,000	850	849,150	-	-	850,000

Conversion of Debt	33,334	3	-	-	-	-	49,997	-	-	50,000

Beneficial conversion feature	-	-	-	-	-	-	50,000	-	-	50,000

Issuance of shares to consultant	13,333	1					9,999			10,000

Stock-based compensation	-	-	-	-	-	-	40,000	-	-	40,000

Relative fair value debt discount
on warrants issued	-	-	-	-	-	-	440,000	-	-	440,000

Net loss	-	-	-	-	-	-	-	(14,358,565)	343,099	(14,025,466)

Balance December 31, 2017	892,044	$89	4,817,792	$482	850,000	$850	1,527,254	(42,019,595)	397,856	(40,093,064)

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016
Cash Flows from Operating activities:
Net loss	$(14,025,466)	$(22,089,282)
Adjustments to reconcile net income (loss) to net cash
Depreciation	2,557,714	2,262,855
Accretion expense	1,791,051	1,664,774
Loss on reclamation settlements	-	71,245
Assumption of note payable in reverse merger	50,000	-
Amortization of debt discount and debt issuance costs	477,056	9,406
Impairment (recovery) of advances receivable	(387,427)	510,902
Impairment of related party note receivable	250,000	-
Stock compensation expense	50,000	88,675
Change in current assets and liabilities:

Accounts receivable	882,637	(2,753,199)
Prepaid expenses and other assets	-	920
Inventory	(615,096)	-
Restricted cash used to pay interest expense	14,981	13,984
Accounts payable	3,096,351	2,196,060
Accrued expenses	-	12,340,615
Accrued interest	213,625	122,945
Reclamation liability settlements	-	(256,892)
Cash used in operating activities	(5,644,574)	(5,816,992)

Cash Flows from Investing activities:

Note receivable	-	(4,117,139)
Increase in restricted cash	(57,841)	(116,115)
Restricted cash used to pay down debt	65,604	54,421
Advances made in connection with management agreement	(77,800)	(1,845,902)
Advance repayment in connection with management agreement	625,227	1,175,000
Cash paid for PPE, net	(173,432)	(34,200)
Cash received from acquisitions, net of $0 and $100 cash paid	-	5,315,700
Cash provided by investing activities	381,758	431,765

Cash Flows from Financing activities:

Principal payments on long term debt	(392,002)	(303,706)
Proceeds from long term debt (net of issuance costs $0 and $460,795)	4,440,000	4,857,391
Proceeds from related party	50,000
Net (payments) proceeds from factoring agreement	(32,985)	1,616,067
Proceeds from private placements	600,000	-
Cash provided by financing activities	4,665,013	6,169,752

Increase(decrease) in cash	(597,803)	784,525

Cash, beginning of year	784,525	-

Cash, end of year	$186,722	$784,525

Supplemental Information

Assumption of net assets and liabilities for asset acquisitions	$-	$2,745,582
Equipment for notes payable	$1,419,650	$904,425
Purchase of related party note receivable in exchange for Series B Equity	$250,000	$-
Affiliate note for equipment	$-	$63,000
Conversion of note payable to common stock	$50,000	$-
Beneficial conversion feature on note payable	$50,000	$-
Relative fair value debt discount on warrant issue	$440,000	$-

Cash paid for interest	$345,147	$160,619

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation (ARC or the Company) operates through subsidiaries that were acquired in 2016 and 2015 for the purpose of acquiring, rehabilitating and operating various natural resource assets including coal, oil and natural gas.

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Quest Energy Inc (QEI), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy) and Knott County Coal LLC (KCC). All significant intercompany accounts and transactions have been eliminated.

On January 5, 2017, QEI entered into a share exchange agreement with NGFC Equities, Inc (NGFC). Under the agreement, the shareholders of QEI exchanged 100% of its common stock to NGFC for 4,817,792 newly created Series A Preferred shares that is convertible into approximately 95% of outstanding common stock of NGFC. The previous NGFC shareholders retained 845,377 common shares as part of the agreement. The conditions to the agreement were fully satisfied on February 7, 2017, at which time the Company took full control of NGFC. NGFC has been renamed to American Resources Corporation (ARC). The transaction was accounted for as a recapitalization. QEI was the accounting acquirer and ARC will continue the business operations of QEI, therefore, the historical financial statements presented are those of QEI and its subsidiaries. The equity and share information reflect the results of the recapitalization. On May 15, 2017 ARC initiated a one-for-thirty reverse stock split. The financial statements have been retrospectively restated to give effect to this split.

Entities for which ownership is less than 100% a determination is made whether there is a requirement to apply the variable interest entity (VIE) model to the entity. Where the company holds current or potential rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the Company the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company would be deemed to have a controlling interest.

The company is the primary beneficiary of ERC Mining, LLC, which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of ERC Mining, LLC have been included in the accompanying consolidated financial statements.

The company is the primary beneficiary of Land Resources & Royalties LLC (LRR) which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of Land Resources & Royalties have been included in the accompanying consolidated financial statements.

Deane was formed in November 2007 for the purpose of operating underground coal mines and coal processing facilities. Deane was acquired on December 31, 2015 and as such no operations are presented prior to the acquisition date.

Quest Processing was formed in November 2014 for the purpose of operating coal processing facilities and had no operations before March 8, 2016.

ERC was formed in April 2015 for the purpose managing an underground coal mine and coal processing facility. Operations commenced in June 2015.

McCoy was formed in February 2016 for the purpose of operating underground coal mines and coal processing facilities. The assets of McCoy were acquired on February 17, 2016 and as such no operations are presented prior to the acquisition date.

KCC was formed in September 2004 for the purpose of operating underground coal mines and coal processing facilities. KCC was acquired on April 14, 2016 and as such no operations are presented prior to the acquisition date.

On February 17, 2016, McCoy Elkhorn Coal LLC (McCoy) acquired certain assets in exchange for $100 and for assuming certain liabilities of Fortress Resources, LLC. The fair values of the asset retirement obligation liabilities assumed were determined to be $3,561,848 respectively. The liabilities assumed do not require fair value readjustments.

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

On April 14, 2016, the Company acquired 100% of the membership interests of ICG Knott County, LLC, subsequently renamed Knott County Coal LLC. The fair values of the asset retirement obligation liabilities assumed were determined to be $4,499,434 respectively. The liabilities assumed do not require fair value readjustments.

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

Estimates: Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could vary from those estimates.

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

Related Party Policies: In accordance with FASB ASC 850 related parties are defined as either an executive, director or nominee, greater than 10% beneficial owner, or an immediate family member of any of the proceeding. Transactions with related parties are reviewed and approved by the directors of the Company, as per internal policies.

Advance Royalties: Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced.

Cash is maintained in bank deposit accounts which, at times, may exceed federally insured limits. To date, there have been no losses in such accounts.

As of December 31, 2017 and 2016 total cash, including restricted cash, amounted to $385,665 and $925,627, respectively. Restricted cash as of December 31, 2017 and 2016 amounted to $198,943 and $141,102, respectively.

Restrictions to cash include funds held for the benefit other parties in the amount of $82,828 and $24,987 as of December 31, 2017 and 2016, respectively. The use of these funds are in conjunction with the management of the property owned by this party and the duration of the restrictions matches the duration of the management agreement. (See Note 7)

As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. (See Note 6)

Concentration: As of December 31, 2017 and 2016 63% and 78% of revenue and 99% and 97% of outstanding accounts receivable came from three and two customers, respectively.

Coal Property and Equipment are recorded at cost. Coal properties are depreciated using the units-of-production method over the estimated recoverable reserves. For equipment, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years. Amortization of the equipment under capital lease is included with depreciation expense.

Property and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows expected to be generated by the related assets. If these assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets.

Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

Mine Development: Costs of developing new coal mines, including asset retirement obligation assets, or significantly expanding the capacity of existing mines, are capitalized and amortized using the units-of-production method over estimated recoverable reserves. Costs not incurred for development of existing reserves are expensed as incurred.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During 2017 and 2016, $0 and $71,245 were incurred for loss on settlement on ARO.

The table below reflects the changes to our ARO:

	2017	2016
Beginning Balance	$18,126,873	$8,586,464
Accretion	1,791,051	1,664,774
Reclamation work	(32,867)	(185,647)
McCoy Acquisition	-	3,561,848
KCC Acquisition	-	4,499,434
Ending balance	$19,885,057	$18,126,873
Current portion of reclamation liability	$2,033,862	$519,489
Long-term portion of reclamation liability	$17,851,195	$17,607,384

Income Taxes include U.S. federal and state income taxes currently payable and deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of enactment. Deferred income tax expense represents the change during the year in the deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company filed an initial tax return in 2015. Management believes that the Company’s income tax filing positions will be sustained on audit and does not anticipate any adjustments that will result in a material change. Therefore, no reserve for uncertain income tax positions has been recorded. The Company’s policy for recording interest and penalties, if any, associated with income tax examinations will be to record such items as a component of income taxes.

Revenue Recognition: The Company recognizes revenue in accordance with ASC 605 when the terms of the contract have been satisfied; generally, this occurs when delivery has been rendered, the fee is fixed or determinable, and collectability is reasonably assured. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.

Our revenue is comprised of sales of mined coal and services for processing coal. All of the activity is undertaken in eastern Kentucky.

We recognize revenue from coal sales at the time risk of loss passes to the customer at contracted amounts and amounts are deemed collectible. Revenue from coal processing and loading are recognized when services have been performed according to the contract in place.

Leases: Leases are reviewed by management based on the provisions of ASC 840 and examined to see if they are required to be categorized as an operating lease, a capital lease or a financing transaction.

The Company leases certain equipment and other assets under noncancelable operating leases, typically with initial terms of 3 to 7 years. Minimum rent on operating leases is expensed on a straight-line basis over the term of the lease. In addition to minimum rental payments, certain leases require additional payments based on sales volume, as well as reimbursement of real estate taxes, which are expensed when incurred. Capital leases are recorded at the present value of the future minimum lease payments at the inception of the lease.

Loan Issuance Costs and Discounts are amortized using the effective interest method. Amortization expense amounted to $477,056 and $9,406 as of December 31, 2017 and 2016, respectively. Amortization expense for the next five years is expected to be $11,520, annually.

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

Allowance for trade receivables as of December 31, 2017 and 2016 amounted to $0 and $0, respectively. Allowance for other accounts receivables as of December 31, 2017 and 2016 amounted to $92,573 and $640,000, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of December 31, 2017 and 2016.

Inventory: Inventory consisting of mined coal is stated at the lower of cost (first in, first out method) or net realizable value.

Stock-based Compensation: Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally 0 to 5 years) using the straight-line method. Stock compensation to employees is accounted for under ASC 718 and stock compensation to non-employees is accounted for under ASC 505.

Earnings Per Share: The Company’s basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period and include the effect of any participating securities as appropriate. Diluted EPS includes the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units and performance-based stock awards if the inclusion of these items is dilutive.

For the years ended December 31, 2017 and 2016, the Company had 5,364,230 and 0 outstanding stock warrants, respectively. For the years ended December 31, 2017 and 2016, the Company did not have any restrictive stock awards, restricted stock units, or performance-based awards.

Reclassifications: Reclassifications have been made to conform with current year presentation.

New Accounting Pronouncements: Management has determined that the impact of the following recent FASB pronouncements will not have a material impact on the financial statements.

•	Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, effective for years beginning after December 15, 2017
•	ASU 2015-11, Simplifying the Measurement of Inventory, effective for years beginning after December 15, 2016. Adoption of ASU 2015-11 did not have a material effect on the consolidated financial statements.
•	ASU 2015-17, Balance Sheet Classification of Deferred Taxes, effective for years beginning after December 15, 2016. Adoption of ASU 2015-17 did not have a material effect on the consolidated financial statements or related disclosures.
•	ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective for years beginning after December 15, 2017
•	ASU 2016-02, Leases, effective for years beginning after December 15, 2019. We expect to adopt ASU 2016-02 beginning January 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our consolidated financial statements and related disclosures.
•	ASU 2016-18, Statement of Cash Flows: Restricted Cash, effective beginning after December 15, 2017
•	ASU 2017-01, Business Combinations, effective beginning after December 15, 2017
•	AUS 2017-09, Compensation – Stock Compensation, effective beginning after December 31, 2017
•	ASU 2017-11, Earnings Per Share, effective beginning after December 15, 2018
•	ASU 2018-05, Income Taxes, effective beginning after December 15, 2017. We expect to adopt ASU 2018-05 beginning January 1, 2018 and are in the process of assessing the impact that this new guidance is expected to have on our consolidated financial statements and related disclosures.

Management has elected to early adopt ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business effective at inception. See above in Note 1.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective method of adoption. Implementation of Topic 606 caused no change in previously recognized revenue.

NOTE 2 – PROPERTY AND EQUIPMENT

At December 31, 2017 and 2016, property and equipment were comprised of the following:

	2017	2016
Processing and rail facility	$2,914,422	$2,914,422
Underground equipment	8,887,045	7,500,512
Surface equipment	3,957,603	3,751,054
Land	178,683	178,683
Less: Accumulated depreciation	(4,820,569)	(2,262,855)

Total Property and Equipment, Net	$11,117,184	$12,081,816

Depreciation expense amounted to $2,557,714 and $2,262,855 for the years of December 31, 2017 and 2016, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	20 years
Surface Equipment	7 years
Underground Equipment	5 years

NOTE 3 – NOTES PAYABLE

During the year ended December 31, 2017 and 2016, principal payments on long term debt totaled $392,002 and $303,706, respectively. During the year ended December 31, 2017 and 2016, new debt issuances totaled $5,909,650 and $5,824,816, respectively, primarily from $4,490,000 of working capital loans and $1,419,650 of equipment loans in 2017 and $4,688,152 from the Kentucky New Markets Development program and $967,425 in equipment loans in 2016. (See Note 5). During the year ended December 31, 2017 and 2016, net proceeds from our factoring agreement totaled $32,985 and $1,616,067, respectively.

During the year ended December 31, 2017 and 2016, discounts on debt issued amounted to $490,000 and $-, respectively related to the ARC business loan discussed below and the note payable discussed in note 9. During 2017 and 2016, $455,000 and $- was amortized into expense with $35,000 and $- remaining as unamortized discount.

Long-term debt consisted of the following at December 31, 2017 and 2016:

	2017	2016

Equipment Loans - QEI

Note payable to an unrelated company in monthly installments of $2,064, with interest at 8.75%, through maturity in March 2019, when the note is due in full. The note is secured by equipment and a personal guarantee by an officer of the Company.	$30,962	$50,235

Note payable to an unrelated company in monthly installments of $1,468, With interest at 6.95%, through maturity in March 2021, when the note is due in full. The note is secured by equipment and a personal guarantee by an officer of the Company	57,290	64,175

On September 8, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, to purchase certain underground mining equipment for $600,000. The agreement provided for $80,000 paid upon execution, $30,000 monthly payments until the balance is paid in full.	460,000	0

On October 19, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $90,400. The agreement calls for monthly payments until maturity of October 19, 2019 and interest of 9.95%.	88,297	0

On October 20, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $50,250. The agreement calls for monthly payments until maturity of October 20, 2019 and interest of 10.60%.	51,320	0

On December 4, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $56,900. The agreement calls for monthly payments until maturity of January 7, 2021.	56,900	0

Business Loan - ARC

On October 4, 2017, ARC entered into a consolidated loan agreement with an unaffiliated entity. $5,444,632 has been advanced under the note. $1,300,000 of the note was advanced after December 31, 2017. The agreement calls for interest of 7% and with all outstanding amounts due on demand. The note is secured by all assets of Quest and subsidiaries. In conjunction with the loan, a warrants for up to 5,017,006 common shares were issued at an exercise price ranging from $.01 to $11.44 per share and with an expiration date of October 2, 2020. The loan consolidation was treated as a loan modification for accounting purposes giving rise to a discount of $140,000. The discount was amortized over the life of the loan with $105,000 included as interest expense and $35,000 included as a note discount as of December 31, 2017.

	4,444,632	175,000

Equipment Loans – ERC

Equipment lease payable to an unrelated company in 48 equal payments of $771 with an interest rate of 5.25% with a balloon payment at maturity of June 30, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The equipment is being utilized as part of the management agreement referred to in Note 7. Therefore, the title of the assets are not held with ERC and there is a corresponding receivable due for the payment of this note.	27,288	35,644

Equipment lease payable to an unrelated company in 48 equal payments of $3,304 with an interest rate of 5.25% with a balloon payment at maturity of June 30, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The equipment is being utilized as part of the management agreement referred to in Note 7. Therefore, the title of the assets are not held with ERC and there is a corresponding receivable due for the payment of this note.	128,254	161,738

Equipment lease payable to an unrelated company in 48 equal payments of $2,031 with an interest rate of 5.25% with a balloon payment at maturity of August 13, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The equipment is being utilized as part of the management agreement referred to in Note 7. Therefore, the title of the assets are not held with ERC and there is a corresponding receivable due for the payment of this note.	36,890	60,541

Equipment Loans - McCoy

Equipment note payable to an unrelated company, with monthly payments of $150,000 in September 2016, October 2016, November 2016 and a final payment of $315,000 due in December 2016. No extensions have been entered into subsequent to December 31, 2017 resulting in the note being in default.	540,000	540,000

On May 2, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $250,000. Full payment was due September 12, 2017.	135,000	0

On June 12, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $22,500. Full payment was due September 12, 2017.	22,500	0

On September 25, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $350,000. The agreement provided for $20,000 monthly payments until the balance is paid in full.	330,000	0

Business Loans - McCoy

Business loan agreement with Crestmark Bank in the amount of $200,000, with monthly payments of 23,000, with an interest rate of 12%, through maturity in January 1, 2018. The note is secured by a corporate guaranty by the Company and a personal guaranty.	66,667	0

Seller Note - Deane

Deane Mining - promissory note payable to an unrelated company, with monthly interest payments of $10,000, at an interest rate of 6%, beginning June 30, 2016. The note is due December 31, 2017. No payments have been made on the note and no extensions have been entered into subsequent to December 31, 2017, resulting in the note being in default.	2,000,000	2,000,000

Accounts Receivable Factoring Agreement

McCoy, Deane and Knott County secured accounts receivable note payable to a bank. The agreement calls for interest of .30% for each 10 days of outstanding balances. The advance is secured by the accounts receivable, corporate guaranty by the Company and personal guarantees by two officers of the Company. The agreement ends in October 2018	1,582,989	1,616,167

Kentucky New Markets Development Program

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note	4,117,139	4,117,139

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note	1,026,047	1,026,047

Less: Debt Discounts and Loan Issuance Costs	(475,333)	(451,389)

Affiliate Notes

Notes payable to affiliate, due on demand with no interest and is uncollateralized. Equipment purchasing was paid by an affiliate resulting in the note payable.	$74,000	$74,000

During July 2017, an officer of the Company advanced $50,000 to Quest. The advance is unsecured, non interest bearing and due on demand.	$50,000	$0

	14,850,842	9,469,947
Less: Current maturities	9,769,154	4,505,006

Total Long-term Debt	$5,081,688	$4,964,941

Total interest expense was $558,772 in 2017 and $283,564 in 2016.

Future minimum principal payments, interest payments and payments on capital leases are as follows:

Payable In	Loan Principal	Lease Principal	Total Loan and Lease Principal	Lease Interest

2018	9,704,444	64,710	9,769,154	8,560
2019	312,707	125,798	438,505	3,722
2020	37,283	-	37,283	-
2021	10,491	-	10,491	-
2022	-	-	-	-
Thereafter	4,595,409		4,595,409

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership. During 2017 and 2016, the Company incurred fees totaling $0 and $12,340,615, respectively, relating to services rendered under this agreement. The amount outstanding and payable as of December 31, 2017 and 2016, was $17,840,615 and $17,840,615, respectively. The amount is due on demand and does not accrue interest.

On January 1, 2016, the Company awarded stock options for 857,464 shares that were cashlessly exercised into 290,513 shares of Series A preferred stock or consulting efforts to an entity with common ownership. No stock options were awarded to related parties during 2017.

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable. The balance of the note was $74,000 as of December 31, 2017 and 2016, respectively.

On April 30, 2017, the Company purchased $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the notes. The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015. The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016. Both notes are in default and have been fully impaired due to collectability uncertainty. (see Note 9)

During July 2017, an officer of the Company advanced $50,000 to Quest. The advance is unsecured, non interest bearing and due on demand. (see Note 3)

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership. During 2017 and 2016, the Company incurred fees totaling $0 and $12,340,615, respectively, relating to services rendered under this agreement. The amount outstanding and payable as of December 31, 2017 and 2016, was $17,840,615 and $17,840,615, respectively. The amount is due on demand and does not accrue interest.

NOTE 5 – VARIABLE INTEREST ENTITY

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, LRR, owned by members of the Company’s management. LRR leases various parcels of land to QEI and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. The balance as of December 31, 2016 was $130,145. As of January 28, 2017, the note was paid in full. This transaction was eliminated upon consolidation as a variable interest entity.

NOTE 6 – KENTUCKY NEW MARKETS DEVELOPMENT PROGRAM

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

On March 18, 2016, ERC Mining LLC, an entity consolidated as a VIE, lent $4,117,139 to an unaffiliated entity, as part of the Kentucky New Markets Development Program loans. The note bears interest at 4% and is due March 7, 2046. The balance as of December 31, 2017 and 2016 was $4,117,139 and $4,117,139, respectively. Payments of interest only are due quarterly until March 18, 2023 at which time quarterly principal and interest are due. The note is collateralized by the equity interests of the borrower.

NOTE 7 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. The agreement called for a monthly base fee of $20,000 in addition to certain per ton fees based on performance to be paid to ERC. During 2017 and 2016 no fee had been paid and due to the uncertainty of collection, no fee has been recorded. Fees earned totaled $240,000 and $240,000 for 2017 and 2016, respectively, which have been fully reserved. The agreement called for equipment payments to be made by the entity. As of December 31, 2017 and 2016 amounts owed from the entity to ERC for equipment payments amounted to $192,432 and $258,096, respectively.

During 2017, ERC had advances of $77,800 and repayments of $625,227 of amounts previously advanced. During 2016, ERC had advances of $1,975,000 which is unsecured, non-interest bearing and due upon demand and repayments of previously advanced amounts of $1,175,000. Of the amounts received in 2017, $387,427 was the collection of a previously impaired amount.

As part of the agreement, ERC retained the administrative rights to the underlying mining permit and reclamation liability. The entity has the right within the agreement to take the mining permits and reclamation liability at any time. In addition, all operational activity that takes place on the facility is the responsibility of the entity. ERC acts as a fiduciary and as such has recorded cash held for the entity’s benefit as both an asset and an offsetting liability amounting to $82,828 and $24,987 respectively as of December 31, 2017 and 2016.

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences that give rise to the deferred tax assets and liabilities are as follows: accrued expenses.

Deferred tax assets consisted of $4,152,800 at December 31, 2017, which was fully reserved. Deferred tax assets consist of net operating loss carryforwards in the amount of $4,152,800 at December 31, 2017, which was fully reserved. The net operating loss carryforwards for years 2015, 2016 and 2017 begin to expire in 2035. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

The Company’s effective income tax rate is lower than what would be expected if the U.S. federal statutory rate (34%) were applied to income before income taxes primarily due to certain expenses being deductible for tax purposes but not for financial reporting purposes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years are open to examination as of December 31, 2017.

NOTE 9 – EQUITY TRANSACTIONS

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

During 2016, the Company issued options amounting to 6,363,225 shares (which includes shares disclosed above) under an adopted stock option plan that were cashlessly exercised into 2,267,362 shares of Series A preferred stock resulting in an expense of $88,675.

On May 10, 2017, the Company issued warrants amounting to 8,334 common shares to a board member. The options expire May 9, 2020 and have an exercise price of $3.60. An expense in the amount of $40,000 was recognized for this issuance.

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

On April 30, 2017, American Resources Corporation closed on a private placement agreement whereby it issued an aggregate of 250,000 shares of the ARC’s Series B Preferred Stock and A warrants amounting to 69,445 to an unrelated party for the purchase of $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the notes. The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015. The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016. Both notes are in default and were impaired. The A warrants totaling 69,445 shares expire April 29, 2019 and hold an exercise price of $7.20 per share.

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

Total preferred dividend requirement for 2017 and 2016 amounted to $53,157 and $0, respectively.

Total stock based compensation expense incurred for awards to employees during 2017 and 2016 was $0 and $88,675, respectively. Fair value was determined using the total enterprise value approach.

On July 5, 2017, the Company issued 13,333 common shares and warrants to purchase 33,333 shares to an unrelated consulting company. The warrants had an exercise price of $3.60 with a three-year term. The total compensation expense related to this warrant was $10,000 which was determined using the closing stock price at the date of the grant and the Black-Sholes Option Pricing Model.

In conjunction with the ARC business loan, warrants of 5,996,609 common shares were issued and 979,603 were subsequently canceled at an exercise price ranging from $.01 to $11.44 per share and with an expiration date of October 2, 2020.

2017
Expected Dividend Yield	0%
Expected volatility	13.73%
Risk-free rate	1.62%
Expected life of warrants	2-3 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding – December 31, 2015	-	-	-	-
Exercisable - December 31, 2015	-	-	-	-
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding - December 31, 2016	-	-	-	-
Exercisable - December 31, 2016	-	-	-	-
Granted	6,343,833	$2.317	2.706	$174,253
Forfeited or Expired	979,603	$0.560	1.997	$36,184
Exercised	-	-	-	-
Outstanding - December 31, 2017	5,364,230	$2.638	2.835	$138,069
Exercisable - December 31, 2017	5,364,230	$2.638	2.835	$138,069

NOTE 10 – CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

The company leases various office space some from an entity which we consolidate as a variable interest entity. (see note 5). The future annual rent is $6,000 through 2021. Rent expense for 2017 and 2016 amounted to $26,000 each year, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On January 25, 2018, Quest entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $346,660. The agreement calls for monthly payments until maturity of December 25, 2020.

During 2018, the company drew an additional $1,300,000 on the ARC business loan. (see note 3)

On March 29, 2018, Quest entered into an equipment financing agreement with an affiliated entity, to purchase certain surface mining equipment for $135,000. Payments of $75,000 and $60,000 are due on April 6, 2018 and April 13, 2018, respectively.

