Form 10-Q
period 2018-03-31
American Resources Corp
filed 2018-05-15
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Registrant’s telephone number, including area code: (606) 637-3740

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

As of May 15, 2018, the registrant had 892,044 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended

March 31, 2018

AMERICAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$9,006	$186,722
Accounts Receivable	2,269,609	1,870,562
Inventory	317,122	615,096
Prepaid fees	443,482	-
Accounts Receivable - Other	29,259	30,021
Total Current Assets	3,068,478	2,702,401

OTHER ASSETS
Cash - restricted	85,786	198,943
Processing and rail facility	2,914,422	2,914,422
Underground equipment	8,887,045	8,887,045
Surface equipment	4,439,263	3,957,603
Less Accumulated Depreciation	(5,300,140)	(4,820,569)
Land	178,683	178,683
Accounts Receivable - Other	111,003	127,718
Note Receivable	4,117,139	4,117,139
Total Other Assets	15,433,201	15,560,984

TOTAL ASSETS	$18,501,679	$18,263,385

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,407,660	$5,360,537
Accrued related party management fee	17,840,615	17,840,615
Accrued interest	461,333	336,570
Accrued dividend on Series B	70,157	-
Funds held for others	12,056	82,828
Due to affiliate	124,000	124,000
Current portion of long term-debt	10,164,219	9,645,154
Current portion of reclamation liability	2,379,352	2,033,862
Total Current Liabilities	37,459,392	35,423,566

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $437,335 and $440,333)	5,782,253	5,081,688
Reclamation liability	17,964,267	17,851,195
Total Other Liabilities	23,746,520	22,932,883
Total Liabilities
	61,205,912	58,356,449

STOCKHOLDERS' DEFICIT
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares
authorized, 892,044 shares issued and outstanding	89	89
AREC - Series A Preferred stock: $.0001 par value; 4,817,792 shares	482	482
authorized, 4,817,792 shares issued and outstanding
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares	850	850
authorized, 850,000 shares issued and outstanding
Additional paid-in capital	1,527,254	1,527,254
Accumulated deficit	(44,759,278)	(42,019,595)
Total American Resources Corporation's Shareholders' Equity	(43,230,603)	(40,490,920)
Non controlling interest	526,370	397,856
Total Stockholders' Deficit	(42,704,233)	(40,093,064)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,501,679	$18,263,385

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2018	March 31, 2017

Coal Sales	$7,305,860	$5,718,098
Processing Services Income	19,516	893,983

Total Revenue	7,325,376	6,612,081

Cost of Coal Sales and Processing	(5,473,428)	(4,563,561)
Accretion Expense	(447,762)	(328,061)
Loss of ARO Settlement	-	(155,922)
Depreciation	(479,571)	(459,644)
General and Administrative	(476,589)	(419,196)
Professional Fees	(274,603)	(307,307)
Production Taxes and Royalties	(949,793)	(1,672,240)
Development Costs	(1,687,173)	(1,795,205)

Total Operating expenses	(9,788,919)	(9,701,136)

Net Loss from Operations	(2,463,543)	(3,089,055)

Other Income and (expense)
Other Income	128,514	176,978
Interest Income	41,171	-
Interest expense	(247,154)	(128,533)
Total Other income (expense)	(77,469)	48,445

Net Loss	(2,541,012)	(3,040,610)

Less: Series B dividend requirement	(70,157)	-

Less: Net income attributable to Non Controlling Interest	(128,514)	(176,978)

Net loss attributable to American Resources Corp. Shareholders	$(2,739,683)	$(3,217,588)

Net loss per common share - basic and diluted	$(2.93)	$(3.60)

Weighted average common shares outstanding- basic and diluted	892,044	845,427

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating activities:
Net loss	$(2,541,012)	$(3,040,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	479,571	459,644
Accretion expense	447,762	328,061
Loss on reclamation settlements	-	155,922
Assumption of note payable in reverse merger	-	50,000
Amortization of issuance costs and debt discount	37,841	52,841
Recovery of previously impaired receivable	(50,806)	-
Change in current assets and liabilities:

Accounts receivable	(399,047)	1,325,463
Prepaid expenses and other assets	(443,482)	40,000
Inventory	297,974	-
Accounts payable	1,057,923	925,483
Funds held for others	(70,772)	-
Accrued interest	124,763	30,000
Reclamation liability settlements	-	(355,785)
Cash used in operating activities	(1,059,285)	(28,981)

Cash Flows from Investing activities:

Advances made in connection with management agreement	(7,000)	(40,000)
Advance repayment in connection with management agreement	79,219	75,000
Cash paid for PPE, net	-	(34,787)
Cash provided by investing activities	72,219	213

Cash Flows from Financing activities:

Principal payments on long term debt	(191,517)	(4,893)
Proceeds from long term debt	1,000,000	-
Payments on factoring agreement, net	(112,290)	(415,204)
Proceeds from sale of series B preferred equity	-	500,000
Cash provided by financing activities	696,193	79,903

Increase (decrease) in cash and restricted cash	(290,873)	51,135

Cash and restricted cash, beginning of period	385,665	925,627

Cash and restricted cash, end of period	$94,792	$976,762

Supplemental Information
Non-cash investing and financing activities

Equipment for notes payable	$481,660	$-
Preferred Series B Dividends	$70,157	$-
Conversion of note payable to common stock	$-	$50,000
Beneficial conversion feature on note payable	$-	$50,000

Cash paid for interest	$66,672	$45,692
Cash paid for income taxes	$-	$-

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other period. These financial statements should be read in conjunction with the Company’s 2017 audited financial statements and notes thereto which were filed on form 10K on April 23, 2018.

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

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (b) variations in something other than the fair value of the issuer’s equity shares or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying Consolidated Statements of Operations.

Cash is maintained in bank deposit accounts which, at times, may exceed federally insured limits. To date, there have been no losses in such accounts.

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of March 31, 2018 and December 31, 2017 was $85,786 and $198,943, respectively. The total balance of restricted cash also includes amounts held under the management agreement. See note 6.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the three months ended March 31, 2018 and March 31, 2017.

	March 31, 2018	March 31, 2017
Cash	$9,006	$756,160
Restricted Cash	85,786	220,602
Total cash and restricted cash presented
in the consolidated statement of cash flows	$94,792	$976,762

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the period ending March 31, 2018 and 2017, $- and $155,922 were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2017	$19,885,057
Accretion – 3 months March 31, 2018	447,762
Reclamation work – 3 months March 31, 2018	-
Balance at March 31, 2018	$20,343,619

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

Allowance for trade receivables as of March 31, 2018 and December 31, 2017 amounted to $0, for both periods. Allowance for other accounts receivables as of March 31, 2018 and December 31, 2017 amounted to $0 and $92,573, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of March 31, 2018 and December 31, 2017.

Reclassifications: Reclassifications have been made to conform with current year presentation.

New Accounting Pronouncements: Management has determined that the impact of the following recent FASB pronouncements will not have a material impact on the financial statements.

-	Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, effective for years beginning after December 15, 2017
-

ASU 2015-11, Simplifying the Measurement of Inventory, effective for years beginning after December 15, 2016. Adoption of ASU 2015-11 did not have a material effect on the consolidated financial statements.

-

ASU 2015-17, Balance Sheet Classification of Deferred Taxes, effective for years beginning after December 15, 2016. Adoption of ASU 2015-17 did not have a material effect on the consolidated financial statements or related disclosures.

-	ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective for years beginning after December 15, 2017
-

ASU 2016-02, Leases, effective for years beginning after December 15, 2019. We expect to adopt ASU 2016-02 beginning January 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our consolidated financial statements and related disclosures.

-	ASU 2016-18, Statement of Cash Flows: Restricted Cash, effective beginning after December 15, 2017
-	ASU 2017-01, Business Combinations, effective beginning after December 15, 2017
-	ASU 2017-09, Compensation – Stock Compensation, effective beginning after December 31, 2017
-	ASU 2017-11, Earnings Per Share, effective beginning after December 15, 2018
-

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

ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). Topic 230 addressed how restricted cash was presented in the statement of cash flows. We adopted Topic 230 as of January 1, 2018 resulting modifications as to the manner in which restricted cash transactions are presented in the statement of cash flows.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. During the fourth quarter of 2017, the Company finalized its assessment related to the new standard by analyzing certain contracts representative of the majority of the Company’s coal sales and determined that the timing of revenue recognition related to the Company’s coal sales will remain consistent between the new standard and the previous standard. The Company also reviewed other sources of revenue, and concluded the current basis of accounting for these items is in accordance with the new standard. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method, and there was no cumulative adjustment to retained earnings.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2018 and December 31, 2017, property and equipment were comprised of the following:

	March 31, 2018	December 31, 2017
Processing and rail facility	$2,914,422	$2,914,422
Underground equipment	8,887,045	8,887,045
Surface equipment	4,439,263	3,957,603
Land	178,683	178,683
Less: Accumulated depreciation	(5,300,140)	(4,820,569)

Total Property and Equipment, Net	$11,119,273	$11,117,184

Depreciation expense amounted to $479,571 and $459,644 for the periods March 31, 2018 and March 31, 2017, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	20 years
Surface Equipment	7 years
Underground Equipment	5 years

NOTE 3 - NOTES PAYABLE

During the three month period ended March 31, 2018 and 2017, principal payments on long term debt totaled $191,517 and $4,893, respectively. During the three-month period ended March 31, 2018 and 2017, increases to long term debt totaled $1,481,660 and $0, respectively, primarily $1,000,000 from the ARC business loan and $481,660 from equipment financings. The ARC business loan carries annual interest at 7%, is due within two months of advancement and is secure by all company assets. The equipment loan totaling $346,660 carries annual interest at 9%, is due in 24 months and is secured by the equipment. The equipment loan totaling $135,000 carries annual interest at 0%, was due one month after advancement, has been paid in full on May 2, 2018 and was secured by the equipment.

During the three-month period ended March 31, 2018 and 2017, proceeds from the factoring agreement totaled $6,714,836 and $2,039,226, respectively and repayments according to the factoring agreement totaled $6,827,126 and $2,454,430, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership. During the three months ended March 31, 2018 and March 31, 2017, the Company incurred fees totaling $0 relating to services rendered under this agreement, respectively. The amount outstanding and payable as of March 31, 2018 and December 31, 2017, was $17,840,615 and $17,840,615, respectively. The amount is due on demand and does not accrue interest.

NOTE 5 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. Under the management agreement funds advanced for the three-month period ended March 31, 2018 and 2017are $7,000 and $40,000, respectively and the amounts repaid totaled $79,219 and $75,000, respectively.

NOTE 6 – EQUITY TRANSACTIONS

There were no common or other series A preferred transactions for the three-month period ending 2018.

Total preferred dividend requirement for the three month period ending March 31, 2018 and 2017 amounted to $70,157 and $0, respectively.

NOTE 7 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

NOTE 8 - SUBSEQUENT EVENTS

Loans

During April 2018, the company drew an additional $300,000 on the ARC business loan.

During May 2018, the company entered into a sale leaseback arrangement with an unrelated party to acquire new equipment. The transaction was accounted for as a financing transaction resulting in a note payable of $1,000,000 being recorded with a maturity date of September, 2018.

Acquisitions

On April 21, 2018, McCoy acquired two permits and entered into a surface lease and a mineral sub-lease from unrelated entities. Consideration for the acquired permits was the assumption of reclamation bonds totaling $1,036,200 and vendor payables totaling $53,771. The transaction is accounted for as an asset purchase under ASU 2017-01. Management is still gathering the information needed to complete the allocation of the purchase price to the assets acquired and liabilities assumed.

On May 10, 2018, Knott County acquired a mining permit from an unrelated party. Consideration for the acquired permits was the assumption of reclamation bonds totaling $75,000 and the payment of $1.50 per ton royalty of coal sold. The transaction is accounted for as an asset purchase under ASU 2017-01. Management is still gathering the information needed to complete the allocation of the purchase price to the assets acquired and liabilities assumed.

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

The Company currently has approximately 210 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $7,325,376 for the three-months ended March 31, 2018 and $6,612,081 operating revenue for the three-months ended March 31, 2017. We have incurred net loss attributable to American Resources shareholders in the amount of $2,739,683 and a net loss of $3,217,588 respectively for the same periods.

The primary driver for increased revenue and decreased net loss was the commencement of underground mining operations in September 2017 at our Access Energy Mine.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, series B equity investments and loans.

For the three months ended March 31, 2018 and 2017, coal sales and processing expenses were $5,473,428 and $4,563,561 respectively, development costs, including loss on settlement of ARO were $1,687,173 and $1,951,127, respectively, and production taxes and royalties $949,793 and $1,672,240, respectively. Depreciation expense for the three months ended March 31, 2018 and 2017 were $479,571 and $459,644 respectively.

Liquidity and Capital Resources

For the three months ending March 31, 2018 our net cash flow used in operating activities was $1,059,285 and for the period ending March 31, 2017 the net cash flow used in operating activities was $29,981.

For the three months ending March 31, 2018 and 2017 net cash provided by investing activities were $72,219 and $213 respectively.

For the three months ending March 31, 2018 and 2017 net cash proceeds from financing activities were $696,193 and $79,903 respectively.

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

ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). Topic 230 addressed how restricted cash was presented in the statement of cash flows. We adopted Topic 230 as of January 1, 2018 resulting modifications as to the manner in which restricted cash transactions are presented in the statement of cash flows.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. During the fourth quarter of 2017, the Company finalized its assessment related to the new standard by analyzing certain contracts representative of the majority of the Company’s coal sales and determined that the timing of revenue recognition related to the Company’s coal sales will remain consistent between the new standard and the previous standard. The Company also reviewed other sources of revenue, and concluded the current basis of accounting for these items is in accordance with the new standard. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method, and there was no cumulative adjustment to retained earnings.

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

With respect to the period ending March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2018, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2018 that have materially affected the Company’s internal controls over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith except as otherwise noted:

Exhibit No.	Description
3.1	Articles of Incorporation of Natural Gas Fueling and Conversion Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013)
3.2	Amended and Restated Articles of Incorporation of NGFC Equities Inc. (filed as Exhibit 3.1 to the Company’s 8k filed on February 25, 2015).
3.3	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K on February 21, 2017).
3.4	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 24, 2017.
3.5	Bylaws of Natural Gas Fueling and Conversion Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.6	By-Laws, of NGFC Equities Inc., as amended and restated (filed as Exhibit 3.2 to the Company’s 8k filed on February 25, 2015).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013).
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Regulation S-K, Item 104 filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

Date: May 15, 2018	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

