Form 10-Q
period 2018-06-30
American Resources Corp
filed 2018-08-14
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 30, 2018, the registrant had 1,042,044 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and six months ended

June 30, 2018

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
UNAUDITED
June 30, 2018 and December 31, 2017

	6/30/18	12/31/2017
ASSETS

CURRENT ASSETS
Cash	$692,837	$186,722
Accounts Receivable	1,768,428	1,870,562
Inventory	66,344	615,096
Prepaid fees	323,924	-
Accounts Receivable - Other	25,193	30,021
Total Current Assets	2,876,726	2,702,401

OTHER ASSETS
Cash - restricted	246,328	198,943
Processing and rail facility	2,914,422	2,914,422
Underground equipment	9,315,392	8,887,045
Surface equipment	4,439,263	3,957,603
Mining rights	2,217,952	-
Less Accumulated Depreciation	(5,950,125)	(4,820,569)
Land	178,683	178,683
Accounts Receivable - Other	94,769	127,718
Note Receivable	4,117,139	4,117,139
Total Other Assets	17,573,823	15,560,984

TOTAL ASSETS	$20,450,549	$18,263,385

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,994,777	$5,360,537
Accrued management fee	-	17,840,615
Accrued interest	591,344	336,570
Accrued dividend on Series B	87,157	-
Funds held for others	24,052	82,828
Due to affiliate	124,000	124,000
Current portion of long term-debt (net of issuance costs and debt discount of $666,884 and $35,000)	13,120,060	9,645,154
Current portion of reclamation liability	2,275,848	2,033,862
Total Current Liabilities	21,217,238	35,423,566

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $434,455 and $440,333)	5,282,930	5,081,688
Reclamation liability	20,668,914	17,851,195
Total Other Liabilities	25,951,844	22,932,883

Total Liabilities	47,169,082	58,356,449

STOCKHOLDERS' DEFICIT
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares
authorized, 892,044 and 892,044 shares issued and outstanding for the period end	89	89
AREC - Series A Preferred stock: $.0001 par value; 4,817,792 shares	482	482
authorized, 4,817,792 shares issued and outstanding
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares	850	850
authorized, 850,000 shares issued and outstanding
Additional paid-in capital	19,367,869	1,527,254
Accumulated deficit	(46,636,957)	(42,019,595)
Total American Resources Corporation's Shareholders' Deficit	(27,267,667)	(40,490,920)
Non controlling interest	549,134	397,856
Total Stockholders' Deficit	(26,718,533)	(40,093,064)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,450,549	$18,263,385

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
For the Three and Six Months Ended June 30, 2018 and 2017

	3-Month	3-Month	6-Month	6-Month
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Coal Sales	$7,023,040	$3,859,841	$14,328,900	$9,577,939
Processing Services Income	0	510,157	19,516	1,404,140

Total Revenue	7,023,040	4,369,998	14,348,416	10,982,079

Cost of Coal Sales and Processing	(4,619,675)	(4,284,612)	(10,093,103)	(8,848,173)
Accretion Expense	(447,762)	(513,706)	(895,524)	(841,767)
Loss on settlement	-	(95,930)	-	(251,852)
Depreciation	(649,985)	(699,644)	(1,129,556)	(1,159,288)
General and Administrative	(556,683)	(405,554)	(1,033,272)	(824,750)
Professional Fees	(163,412)	(113,976)	(438,015)	(421,283)
Production Taxes and Royalties	(778,124)	(926,421)	(1,727,917)	(2,598,661)
Development Costs	(2,032,201)	(1,498,190)	(3,719,374)	(3,137,473)

Total Expenses from Operations	(9,247,842)	(8,538,033)	(19,036,761)	(18,083,247)

Net Loss from Operations	(2,224,802)	(4,168,035)	(4,688,345)	(7,101,168)

Other Income	290,609	64,596	419,123	241,574
Gain on cancelation of debt	315,000	-	315,000	-
Receipt of previously impaired receivable	92,573	123,917	92,573	123,917
Interest Income	-	-	41,171	-
Interest expense	(311,295)	(96,754)	(558,449)	(225,287)

Net Loss	(1,837,915)	(4,076,276)	(4,378,927)	(6,960,964)

Less: Series B dividend requirement	(17,000)	-	(87,157)	-

Less: Net income attributable to Non Controlling Interest	(22,764)	(64,596)	(151,278)	(241,574)

Net loss attributable to American Resources Corporation Shareholders	$(1,877,679)	$(4,140,872)	$(4,617,362)	$(7,202,538)

Net loss per share - basic and diluted	$(2.10)	$(4.71)	$(5.18)	$(10.42)

Weighted average shares outstanding	892,044	878,704	892,044	691,462

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
For the 6 Months Ended June 30, 2018 and
For the 6 Months Ended June 30, 2017

	6/30/2018	6/30/2017
Cash Flows from Operating activities:
Net loss	$(4,378,927)	$(6,960,964)
Adjustments to reconcile net income (loss) to net cash
Depreciation	1,129,556	1,159,288
Accretion expense	895,524	841,767
Loss on reclamation settlements	-	251,852
Assumption of note payable in reverse merger	-	50,000
Gain on cancelation of debt	(315,000)	-
Recovery of previously impaired receipts	(92,573)	(123,917)
Amortization of debt discount	126,529	55,721
Change in current assets and liabilities:

Accounts receivable	102,134	2,320,358
Inventory	548,752	-
Prepaid expenses and other assets	(323,924)	205,250
Accounts payable	(369,510)	1,988,336
Funds held for others	(58,776)	89,000
Accrued interest	254,774	60,000
Reclamation liability settlements	-	(530,759)
Cash used in operating activities	(2,481,441)	(594,068)

Cash Flows from Investing activities:

Advances made in connection with management agreement	(99,582)	(75,000)
Advance repayment in connection with management agreement	192,155	-
Cash paid for PPE, net	-	(30,802)
Cash provided by (used in) investing activities	92,573	(105,802)

Cash Flows from Financing activities:

Principal payments on long term debt	(1,147,974)	(144,833)
Proceeds from long term debt	4,281,965	200,000
Net payments to factoring agreement	(191,623)	(277,264)
Proceeds from sale of Series B Preferred Stock	-	600,000
Cash provided by financing activities	2,942,368	377,903

Increase(decrease) in cash and restricted cash	553,500	(321,967)

Cash and restricted cash, beginning of period	385,665	925,627

Cash and restricted cash, end of period	$939,165	$603,660

Supplemental Information
Non-cash investing and financing activities
Assumption of net assets and liabilities for asset acquisitions	$2,217,952	$-
Equipment for notes payable	$906,660	$272,500
Purchase of related party note receivable in exchange for Series B Equity	$-	$250,000
Preferred Series B dividends	$87,157	$-
Conversion of note payable to common stock	$-	$50,000
Beneficial conversion feature on note payable	$-	$50,000
Forgiveness of accrued management fee	$17,840,615	$-

Cash paid for interest	$171,954	$109,566
Cash paid for income taxes	$-	$-

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts for the six months ended June 30, 2018 and 2017 of the Company and its wholly owned subsidiaries Quest Energy Inc (QEI), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy) and Knott County Coal LLC (KCC). All significant intercompany accounts and transactions have been eliminated.

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other period. These financial statements should be read in conjunction with the Company’s 2017 audited financial statements and notes thereto which were filed on Form 10-K on April 23, 2018.

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

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with remeasurements reported as a component of other income/expense in the accompanying Consolidated Statements of Operations.

Cash is maintained in bank deposit accounts which, at times, may exceed federally insured limits. To date, there have been no losses in such accounts.

Restricted cash: As part of the Kentucky New Markets Development Program an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of June 30, 2018 and December 31, 2017 was $73,730 and $116,115, respectively. A lender of the Company also required a reserve account to be established. The balance as of June 30, 2018 and December 31, 2017 was $148,546 and $0, respectively. The total balance of restricted cash also includes amounts held under the management agreement in the amount of $24,052 and $82,828, respectively. See note 5 regarding the management agreement.

The balance as of June 30, 2018 and December 31, 2017 was $246,328 and $198,943, respectively.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the six months ended June 30, 2018 and June 30, 2017.

	June 30, 2018	June 30, 2017
Cash	$692,837	$373,190
Restricted Cash	246,328	230,470
Total cash and restricted cash presented in the consolidated statement of cash flows	$939,165	$603,660

Asset Acquisitions:

On April 21, 2018, McCoy acquired certain assets known as the Point Rock Mine (Point Rock) in exchange for assuming certain liabilities of the seller. The fair values of the liabilities assumed were $53,771 for prior vendors and $2,098,052 for asset retirement obligation totaling $2,151,823 The liabilities assumed do not require fair value readjustments. In addition, McCoy entered into a surface and mineral sub-lease in the amount of up to $4,000,000 to be paid only upon coal extraction at $2 per extracted ton of coal. McCoy will also pay a portion of the sales price as royalty with an annual minimum payment of $60,000 starting in January 2019. The acquired assets have an anticipated life of 5 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 5 years. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value.

The assets acquired of Point Rock do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. The assets acquired and liabilities assumed of Point Rock were as follows at the purchase date:

Assets
Mining Rights	$2,151,823

Liabilities
Vendor Payables	$53,771
Asset Retirement Obligation	$2,098,052

On May 10, 2018, KCC acquired certain assets known as the Wayland Surface Mine (Wayland) in exchange for assuming certain liabilities of the seller. The fair values of the liabilities assumed were $66,129 for asset retirement obligation. The liabilities assumed do not require fair value readjustments. In addition, KCC entered into a royalty agreement with the seller to be paid only upon coal extraction in the amount of $1.50 per extracted ton of coal. The acquired assets have an anticipated life of 7 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 7 years. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value.

The assets acquired of Wayland do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. The assets acquired and liabilities assumed of Wayland were as follows at the purchase date:

Assets
Mining Rights	$66,129

Liabilities

Asset Retirement Obligation	$66,129

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the periods ending June 30, 2018 and 2017, $0 and $251,852 were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2017	$19,885,057
Accretion – six months June 30, 2018	895,524
Reclamation work – six months June 30, 2018	(0)
Point Rock Acquisition	2,098,052
Wayland Acquisition	66,129
Balance at June 30, 2018	$22,944,762

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

Allowance for trade receivables as of June 30, 2018 and December 31, 2017 amounted to $0, for both periods. Allowance for other accounts receivables as of June 30, 2018 and December 31, 2017 amounted to $0 and $92,573, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of June 30, 2018 and December 31, 2017.

Reclassifications: Reclassifications of prior periods have been made to conform with current year presentation.

New Accounting Pronouncements:

-

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective for years beginning after December 15, 2017. ASU 2016-01 was adopted on January 1, 2018 and the standard did not have a material effect on the consolidated financial statements or related disclosures

-

ASU 2016-02, Leases, effective for years beginning after December 15, 2019. We expect to adopt ASU 2016-02 beginning January 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our consolidated financial statements and related disclosures.

-

ASU 2017-09, Compensation – Stock Compensation, effective beginning after December 31, 2017. ASU 2017-09 was adopted on January 1, 2018 and the standard did not have a material effect on the consolidated financial statements or related disclosures

-

ASU 2017-11, Earnings Per Share, effective beginning after December 15, 2018. We expect to adopt ASU 2017-11 beginning January 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our consolidated financial statements and related disclosures.

-	ASU 2018-05, Income Taxes, effective beginning after December 15, 2017. was adopted on January 1, 2018 with no effect on our consolidated financial statements and related disclosures.

Management has elected to early adopt ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business effective at inception.

ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). Topic 230 addressed how restricted cash was presented in the statement of cash flows. We adopted Topic 230 as of January 1, 2018 resulting in modifications as to the manner in which restricted cash transactions are presented in the statement of cash flows.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2018 and December 31, 2017, property and equipment were comprised of the following:

	June 30, 2018	December 31, 2017
Processing and rail facility	$2,914,422	$2,914,422
Underground equipment	9,315,392	8,887,045
Surface equipment	4,439,263	3,957,603
Mining rights	2,217,952	-
Land	178,683	178,683
Less: Accumulated depreciation	(5,950,125)	(4,820,569)

Total Property and Equipment, Net	$13,115,587	$11,117,184

Depreciation expense amounted to $649,985 and $699,644 for the three month periods June 30, 2018 and June 30, 2017, respectively. Depreciation expense amounted to $1,129,556 and $1,159,288 for the six month periods June 30, 2018 and June 30, 2017, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	20 years
Surface Equipment	7 years
Underground Equipment	5 years

NOTE 3 - NOTES PAYABLE

The increase in debt includes the following:

Total debt balance as of December 31, 2017	$14,726,842

During the six-month period ended June 30, 2018, $1,600,000
was drawn from the ARC business loan which carries annual
interest at 7%, is due within two months of advancement and is secure by all company assets. On June 4, 2018, $300,000 of this
note was repaid.	1,600,000

On January 25, 2018, QEI entered into an equipment loan
agreement with an unrelated party in the amount of $346,660.
The agreement calls for monthly payments of $11,360 until
maturity date of December 24, 2020 and carries an interest
rate of 9%. The loan is secured by the underlying surface
equipment purchased by the loan. Loan proceeds were used
directly to purchase equipment.	346,660

On March 28, 2018, QEI entered into an equipment loan
agreement with an unrelated party in the amount of $135,000.
The agreement called for payments of $75,000 and $60,000
are due on April 6, 2018 and April 13, 2018, respectively, at which date the note was repaid in full. Loan proceeds were used
directly to purchase equipment.	135,000

On May 9, 2018, QEI entered into a loan agreement with an
unrelated party in the amount of $1,000,000 with a maturity
date of September 24, 2018 with monthly payments of $250,000 due beginning June 15, 2018. The note is secured by the
assets and equity of the company and carries an interest rate of 0%. Proceeds of the note were split between receipt of
$575,000 cash and $425,000 payment for new equipment.	1,000,000

During May 2018, the company entered into a financing arrangement with two unrelated parties. The notes totaled $2,150,000, carried an original issue discount of $43,035, interest rate of 33% and have a maturity date of January 2019 and are secured by future
receivables as well as personal guarantees of two officers of the company.	2,106,965

Total increases to debt	5,188,625

Less cash payments	(1,147,974)

In May 2018, an unrelated party forgave $315,000 of the $540,000
equipment loan agreement dated September 30, 2016.	(315,000)

During the six-month period ended June 30, 2018 net
repayments to the factoring agreement totaled $191,623.	(191,623)

Net change in issuance cost and loan discounts	142,120

Ending debt balance at June 30, 2018	$18,402,990

Less current portion	13,120,060

Total long-term debt at June 30, 2018	$5,282,930

NOTE 4 - RELATED PARTY TRANSACTIONS

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership. No fees or repayments have occurred during the six month period June 30, 2018 and 2017, respectively.

The amount outstanding and payable as of June 30, 2018 and December 31, 2017, was $0 and $17,840,615, respectively. The amount was due on demand and does not accrue interest. The amounts under the agreement were cancelled and forgiven on May 31, 2018. The forgiveness was accounted for as an increase in additional paid in capital.

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

NOTE 5 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. Under the management agreement funds advanced for the six month period ended June 30, 2018 and 2017 are $99,582 and $75,000, respectively and the amounts repaid totaled $192,155 and $0, respectively. During the six month period ended June 30, 2018 and 2017, fees paid under the agreement amounted $267,845 and $0, respectively which has been recorded in other income.

NOTE 6 – EQUITY TRANSACTIONS

There were no common or other series A preferred transactions for the six-month period ending 2018.

Total preferred dividend requirement for the six-month period ending June 30, 2018 and 2017 amounted to $87,157 and $0, respectively.

NOTE 7 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

NOTE 8 - SUBSEQUENT EVENTS

During July 2018, the company drew an additional $517,000 on the ARC business loan.

During July 2018, the company entered into digital marketing consulting agreement with an unrelated entity. For compensation of services, the company will transfer an initial 150,000 shares of common stock and then pay a monthly fee of $25,000 and quarterly stock fee of 150,000 shares of common stock. The agreement has a one year term.

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

Quest Energy currently has five coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining LLC (Deane Mining) and Quest Processing LLC (Quest Processing) located in eastern Kentucky within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal reserves under control by the Company are generally comprised of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers, specialty products and thermal coal used for electricity generation.

McCoy Elkhorn Coal LLC

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of two active mines (Mine #15 and the Carnegie 1 Mine), one mine in “hot idle” status (the PointRock Mine), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines in various stages of development or reclamation. McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal, and high-grade thermal coal to utilities.

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

The PointRock Mine is surface mine in a variety of coal seams, primarily in the Pond Creek, the Lower Alma, the Upper Alma, and Cedar Grove coal seams and located near Phelps, Kentucky. Coal has been produced from the PointRock Mine in the past under different operators. Quest Energy acquired the PointRock Mine in April 2018 and is currently performing reclamation work in advance of re-starting production, which is expected in later 2018. PointRock is anticipated to be mined via contour, auger, and highwall mining techniques. The coal will be stockpiled on-site and trucked approximately 23 miles to McCoy Elkhorn’s preparation facilities. The PointRock Mine is anticipated to be operated as a modified contractor mine, whereby McCoy Elkhorn provides certain mining infrastructure and equipment for the operations and pays a contractor a fixed per-ton fee for managing the workforce, procuring other equipment and supplies, and maintaining the equipment and infrastructure in proper working order.

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

Knott County Coal LLC

Located primarily within Knott County, Kentucky (but with additional idled permits in Leslie County, Perry County, and Breathitt County, Kentucky), Knott County Coal is comprised of one active mine (the Wayland Surface Mine) and 22 idled mining permits (or permits in reclamation), including the permits associated with the idled Supreme Energy Preparation Plant. The idled mining permits are either in various stages of planning, idle status or reclamation. The idled mines at Knott County Coal are primarily underground mines that utilize room-and-pillar mining.

The Wayland Surface Mine is a surface waste-rock reprocessing mine in a variety of coal seams (primarily the Upper Elkhorn 1 coal seam) located near Wayland, Kentucky. The Wayland Surface Mine is mined via area mining through the reprocessing of previously processed coal, and the coal is trucked approximately 22 miles to the Mill Creek Preparation Plant at Deane Mining, where it is processed and sold. The Wayland Surface Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. During June 2018, production at the Wayland Surface Mine commenced under Quest Energy’s ownership. The associated permit was purchased during May 2018.

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

Deane Mining LLC

Located within Letcher County and Knott County, Kentucky, Deane Mining LLC is comprised of one active underground coal mine (the Access Energy Mine), one active surface mine (Razorblade Surface) and one active coal preparation facility called Mill Creek Preparation Plant, along with 12 additional idled mining permits (or permits in reclamation). The idled mining permits are either in various stages of development, reclamation or being maintained as idled, pending any changes to the coal market that may warrant re-starting production.

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

Razorblade Surface is a surface mine currently mining the Hazard 4 and Hazard 4 Rider coal seams and located in Deane, Kentucky. Razorblade Surface is mined via contour, auger, and highwall mining methods, and the coal is stockpiled on site where it trucked to the Mill Creek Preparation Plant approximately one mile away for processing. Razorblade Surface is run as both a contractor mine and as a “company run” mine for coal extraction and began extracting coal in spring of 2018. Coal produced from Razorblade Surface will be trucked approximately one mile to the Mill Creek Preparation Plant.

The Mill Creek Preparation Plant is an 800 ton-per hour coal preparation facility with a batch-weight loadout and rail spur for loading coal into trains for rail shipments. The spur has storage for 110 rail cars and is serviced by CSX Transportation and is located on both CSX’s Big Sandy rate district and CSX’s Elkhorn rate district. The Mill Creek Preparation Plant has a coarse refuse and slurry impoundment called Razorblade Impoundment.

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), the Raven Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned ERC Mining LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of June 30, 2018. ERC Mining LLC is considered a variable interest entity and is consolidated into Quest Energy’s financial statements.

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

The Mine Act and the MINER Act, and regulations issued under these federal statutes, impose stringent health and safety standards on mining operations. The regulations that have been adopted under the Mine Act and the MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, roof control, ventilation, blasting, use and maintenance of mining equipment, dust and noise control, communications, emergency response procedures, and other matters. The Mine Safety and Health Administration (“MSHA”) regularly inspects mines to ensure compliance with regulations promulgated under the Mine Act and MINER Act.

Due to the large number of mining permits held by the Company that have been previously mined and operated, there is a significant amount of environmental reclamation and remediation required by the Company to comply with local, state, and federal regulations for coal mining companies.

Property

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expires in December 2018. We also rent office space from Land Resources & Royalties LLC an entity which we consolidate as a variable interest entity at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy Elkhorn’s Mine #15, Deane Mining’s Access Energy Mine Knott County Coal’s Wayland Mine are primarily run by company employees, McCoy Elkhorn’s Carnegie Mine and Deane Mining’s Razorblade Mine are primarily run by contract labor, and the Company’s various coal preparation facilities are run by company employees.

The Company currently has approximately 213 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $7,023,040 and $14,348,416 for the three-months and six-months ended June 30, 2018 and $4,369,998 and $10,982,079 operating revenue for the three-months and six-months ended June 30, 2017.

For the three-months and six-months ended June 30, 2018 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $1,877,679 and $4,617,362. For the three-months and six-months ended June 30, 2017 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $4,140,872 and $7,202,538.

The primary driver for increased revenue was the commencement of underground mining operations at the Access Energy Mine in September 2017 along with more production from McCoy’s Mine #15 and Carnegie mine. The primary driver for decreased net loss was an increased gross margin during 2018 and higher revenue volume. Additionally, more coal was sold into the export market lowering the taxes paid on customer sales.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, Series B equity investments and loans.

For the three months ended June 30, 2018 and 2017, coal sales and processing expenses were $4,619,675 and $4,284,612 respectively, development costs, including loss on settlement of ARO were $2,032,201 and $1,594,120, respectively, and production taxes and royalties $778,124 and $926,421, respectively. Depreciation expense for the same periods ended June 30, 2018 and 2017 were $649,985 and $699,644 respectively.

For the six months ended June, 2018 and 2017, coal sales and processing expenses were $10,093,103 and $8,848,173 respectively, development costs, including loss on settlement of ARO were $3,719,374 and $3,389,325, respectively, and production taxes and royalties $1,727,917 and $2,598,661, respectively. Depreciation expense for the same periods ended June 30, 2018 and 2017 were $1,129,556 and $1,159,288 respectively.

Liquidity and Capital Resources

As of June 30, 2018, our available cash was $692,837. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales.

For the six months ending June 30, 2018 our net cash flow used in operating activities was $2,481,441 and for the six months ending June 30, 2017 the net cash flow used in operating activities was $594,068.

For the six months ending June 30, 2018 and 2017 net cash proceeds from and used in investing activities were $92,573 and $105,802 respectively.

For the six months ending June 30, 2018 and 2017 net cash proceeds from financing activities were $2,942,368 and $377,903 respectively.

As a public company, we will be subject to certain reporting and other compliance requirements of a publicly reporting company. We will be subject to certain costs for such compliance which private companies may not choose to make. We have identified such costs as being primarily for audits, legal services, filing expenses, financial and reporting controls and shareholder communications and estimate the cost to be approximately $10,000 monthly if the activities of our Company remain somewhat the same for the next few months. We have included such costs in our monthly cash flow needs and expect to pay such costs from a combination of cash from operations and debt offerings.

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

Information regarding adoption of additional accounting pronouncements adopted are included in footnote 1 of the consolidated financial statement.

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

As of June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of June 30, 2018, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2018 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: August 14, 2018	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board (Principal Executive Officer)

