Form 10-K/A
period 2017-12-31
American Resources Corp
filed 2018-10-22
CIK 1590715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 Amendment No. 1
(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-55456

AMERICAN RESOURCES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	46-3914127
(State or jurisdiction of Incorporation or organization	(I.R.S EmployerIdentification No.)

9002 Technology Lane Fishers, Indiana	46038
(Address of principal executive offices)	(Zip Code)

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

2

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

3

PART I

Item 1. Business.

Overview

When we formed our company, our focus was to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and natural gas (NG) fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to liquefied natural gas (LNG) and compressed natural gas (CNG); and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States and also to build a convenience store to serve our customers in each of our locations. These operations represent historical operations of the company and do not represent the company’s current operations and business plan.

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

Quest Energy currently has five coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining LLC (Deane Mining) and Quest Processing LLC (Quest Processing) located in eastern Kentucky within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers, specialty products and thermal coal used for electricity generation. Pursuant to the definitions in Paragraph (a) (4) of the Securities and Exchange Commission’s Industry Guide 7, our company and its business activities are deemed to be in the exploration stage until mineral reserves are defined on our properties.

Historical pricing for the two types of coal produced are as follows:

Historic Metallurgical Coal Prices		Historic CAPP Thermal Coal Prices
Year End	Hampton Road Index HCC - High	Year End	Big Sandy / Kanawha Rate District
2013	$110.30	2013	$64.09
2014	$100.35	2014	$56.00
2015	$80.25	2015	$45.55
2016	$223.00	2016	$50.65
2017	$210.00	2017	$60.90

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

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. Mine #15 is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the stockpile to McCoy Elkhorn’s coal preparation facility. Mine #15 is currently a “company run” mine, whereby the Company manages the workforce at the mine. The coal from Mine #15 is stockpiled at the mine site and belted directly to the Company’s nearby coal preparation facilities. Production at Mine #15 re-commenced under Quest Energy’s ownership in September 2016. Mine #15 has the estimated capacity to produce up to approximately 40,000 tons per month of coal. The Company acquired Mine #15 as an idled mine, and since acquisition, the primary work completed at Mine #15 by the Company includes changing working sections within the underground mine, air ventilation enhancements primarily through brattice work and the use of overcasts and installing underground mining infrastructure as the mine advances due to coal extraction. In 2017, Mine #15 produced approximately 247,234 tons and sold the coal at an average price of $65.88 per ton. In 2016, Mine #15 started production and produced approximately 62,941 tons and sold the coal at an average price of $82.45 per ton. During 2017 and 2016, 100% and 100%, respectively, of the coal extracted from Mine #15 was high-vol “B” metallurgical coal quality, of which 71% and 100%, respectively, was sold into the metallurgical market, with the balance sold in the thermal market.

The Carnegie Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie Mine is currently operated as a modified contractor mine, whereby McCoy Elkhorn provides the mining infrastructure and equipment for the operations and pays the contractor a fixed per-ton fee for managing the workforce, procuring the supplies, and maintaining the equipment and infrastructure in proper working order. The Carnegie Mine has the estimated capacity to produce up to approximately 10,000 tons per month of coal. The Company acquired the Carnegie Mine as an idled mine, and since acquisition, the primary work completed at the Carnegie Mine by the Company includes mine rehabilitation work in preparation for production, changing working sections within the underground mine, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. In 2017, the first year of the mine’s production, the Carnegie 1 Mine produced approximately 11,974 tons and sold the coal at an average price of $65.88. During 2017, 100% of the coal extracted from the Carnegie Mine was high-vol “B” metallurgical coal quality, of which 51% was sold into the metallurgical market, with the balance sold in the thermal market.

4

There are two coal preparation facilities at McCoy Elkhorn: the Bevins #1 Preparation Plant, an 800 ton-per hour coal preparation facility, and the Bevins #2 Preparation Plant, located on the same permit site as Bevins #1, and a 500 ton-per-hour processing facility. Both coal preparation plants have fine coal recovery and a stoker circuits for enhanced coal recovery and coal sizing options. The Company acquired the Bevins Preparation Plants as idled facilities, and since acquisition, the primary work completed at the Bevins Preparation Plants by the Company includes rehabilitating the plants’ warehouse and replacing belt lines. We are currently utilizing less than 10% of the available processing capacity of Bevins #1 and Bevins #2.

Both Bevins #1 and Bevins #2 have a batch-weight loadout and rail spur for loading coal into trains for rail shipments. The spur has storage for 110 rail cars and is serviced by CSX Transportation and is located on CSX’s Big Sandy, Coal Run Subdivision. Both Bevins #1 and Bevins #2 have coarse refuse and slurry impoundments called Big Groundhog and Lick Branch Impoundments.

Both Bevins #1 and Bevins #2, as well as the rail loadout, are operational and any work required on any of the plants or loadouts would be routine maintenance. The allocated cost of for the property at McCoy Elkhorn Coal paid by the company is $58,681.

Below is a map showing the material properties at McCoy Elkhorn:

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

Both the Supreme Energy Preparation Plant and the rail loadout are idled and would require an undetermined amount of work and capital to bring them into operation. The Company acquired the Supreme Energy Preparation Plants as an idled facility, and since acquisition, no work has been performed at the facility other than minor maintenance. The allocated cost of for the property at Knott County Coal paid by the company is $200,236.

Below is a map showing the location of the idled Supreme Energy Prep Plant, Raven Prep Plant, Loadouts, and plant impoundments at Knott County Coal:

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

Access Energy is an underground mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently run as a modified contractor mine, whereby Deane Mining provides the mining infrastructure and equipment for the operations and pays the contractor a fixed per-ton fee for managing the workforce, procuring the supplies, and maintaining the equipment and infrastructure in proper working order. The Company acquired Access Energy as an idled mine, and since acquisition, the primary work completed at Access Energy by the Company includes mine rehabilitation work in preparation for production, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. Access Energy has the estimated capacity to produce up to approximately 20,000 tons per month of coal. In 2017, the first year of the mine’s production, Access Energy produced approximately 43,286 tons and sold the coal at an average price of $58.67 per ton. 100% of the coal sold from Access Energy in 2017 was sold as thermal coal.

Razorblade Surface is a surface mine targeting the Hazard 4 and Hazard 4 Rider coal seams and located in Deane, Kentucky. Deane Mining is currently preparing Razorblade Surface for coal extraction and anticipates extracting coal in spring of 2018. Coal produced from Razorblade Surface will be trucked approximately one mile to the Mill Creek Preparation Plant. The Company acquired the Razorblade Surface mine as a new, undisturbed mine, and since acquisition, the primary work completed at Razorblade Surface has been some initial minor engineering work to prepare the mine for production in 2018. Once in production, Razorblade Surface will have the estimated capacity to produce up to approximately 8,000 tons per month of coal.

Coal from Access Energy is processed at Deane Mining’s Mill Creek Preparation Plant, an 800 ton-per hour coal preparation facility with a batch-weight loadout and rail spur for loading coal into trains for rail shipments. The spur has storage for 110 rail cars and is serviced by CSX Transportation and is located on both CSX’s Big Sandy rate district and CSX’s Elkhorn rate district. The Mill Creek Preparation Plant has a coarse refuse and slurry impoundment called Razorblade Impoundment. The Company acquired the Mill Creek Preparation Plant as an active facility, and since acquisition, the primary work completed at the Mill Creek Preparation Plant by the Company includes replacing belt lines and replacing parts worn from ordinary use. We are currently utilizing less than 10% of the available processing capacity of the Mill Creek Preparation Plant.

Both the Mill Creek Preparation Plant and the rail loadout are operational, and any work required on any of the plant or loadouts would be routine maintenance. The allocated cost of for the property at Deane Mining paid by the company is $2,655,505.

Below is a map showing the material properties at Deane Mining:

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

In addition to the current owned permits and controlled coal deposits, ARC may, from time to time, and frequently, acquire additional coal mining permits or coal deposits, or dispose of coal mining permits or coal deposits currently held by ARC, as management of the Company deems appropriate.

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

As of December 31, 2017, Company sales to two customers accounted for 63% of those sales. Through our network of intermediaries, coal consolidators and end users, interested potential customers outpace our ability to fulfill potential orders. The Company’s desire is to expand the customer base and those who have purchased our product.

On March 8, 2018, President Trump signed proclamations imposing a 25% tariff on imports of steel mill products and a 10% tariff on imports of wrought and unwrought aluminum. It is too early to know the impact these tariffs will have on demand for our metallurgical coal. Our export customers include foreign steel producers who may be affected by the tariffs to the extent their production is imported into the U.S. Conversely, demand for metallurgical coal from our domestic customers may increase. Retaliatory threats by foreign nations to these tariffs may limit international trade and adversely impact global economic conditions.

Competition

The coal industry is intensely competitive. The most important factors on which the Company competes are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors will include Alpha Natural Resources, Ramaco Resources, Blackhawk Mining, Coronado Coal, Arch Coal, Contura Energy, Warrior Met Coal, Alliance Resource Partners, and ERP Compliance Fuels. Many of these coal producers may have greater financial resources and larger coal deposit bases than we do. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Colombia, Indonesia and South Africa.

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

As of December 31, 2017 and 2016, the cost of compliance with environmental laws amounted to $190,940 and $9,806, respectively. This amount represents the costs of the company associated with fines incurred from various regulations regarding environmental and safety compliance; please see elsewhere in this document for additional detail regarding other reclamation and remediation costs.

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

The Company currently has approximately 204 employees (excluding personnel hired through contractors), with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;

●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

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

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners. We lease the mineral and surface at all our key locations, with lease terms at our currently-operating, key properties typically expiring upon exhaustion of the mineral. Across our key properties, our mineral royalty rates payable to the mineral owner range from 5.0% to 11.0% of the gross sales price of our coal. All permits required to operate our material properties have been obtained. The source of power for all our key properties is Kentucky Power, and the source of water for all our key properties is either the local municipality or our existing water withdrawal permits that allow us to pull water from nearby streams.

We have not classified, and as a result, do not have any “proven” or “probable” reserves as defined in United States Securities and Exchange Commission Industry Guide 7. As a result, we are considered an exploration stage company pursuant to Paragraph (a) (4) of Industry Guide 7.

Please refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion around the capacity and utilization rate of our material properties and the work completed on the material properties.

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

●
Warrant B-4, for the purchase of 3,417,006 shares of common stock at $0.01 per share, as adjusted from time to time, expiring on October 4, 2020, and providing the Company with up to $34,170 in cash proceeds should all the warrants be exercised;

●
Warrant C-1, for the purchase of 400,000 shares of common stock at $3.55 per share, as adjusted from time to time, expiring on October 4, 2019, and providing the Company with up to $1,420,000 in cash proceeds should all the warrants be exercised;

●
Warrant C-2, for the purchase of 400,000 shares of common stock at $7.09 per share, as adjusted from time to time, expiring on October 4, 2019, and providing the Company with up to $2,836,000 in cash proceeds should all the warrants be exercised;

●
Warrant C-3, for the purchase of 400,000 shares of common stock at $8.58 per share, as adjusted from time to time, expiring October 2, 2020, and providing the Company with up to $3,432,000 in cash proceeds should all the warrants be exercised; and

●
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

Our Business Overview.

When we formed our company, our focus was to (i) construct and/or purchase and manage a chain of combined gasoline, diesel and natural gas (NG) fueling and service stations (initially, in the Miami, FL area); (ii) construct conversion factories to convert NG to liquefied natural gas (LNG) and compressed natural gas (CNG); and (iii) construct conversion factories to retrofit vehicles currently using gasoline or diesel fuel to also run on NG in the United States and also to build a convenience store to serve our customers in each of our locations. These operations represent historical operations of the company and do not represent the company’s current operations and business plan.

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

Quest Energy currently has five coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining LLC (Deane Mining) and Quest Processing LLC (Quest Processing) located in eastern Kentucky within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers, specialty products and thermal coal used for electricity generation. Pursuant to the definitions in Paragraph (a) (4) of the Securities and Exchange Commission’s Industry Guide 7, our company and its business activities are deemed to be in the exploration stage until mineral reserves are defined on our properties.

Historical pricing for the two types of coal produced are as follows:

Historic Metallurgical Coal Prices		Historic CAPP Thermal Coal Prices
Year End	Hampton Road Index HCC - High	Year End	Big Sandy / Kanawha Rate District
2013	$110.30	2013	64.09
2014	$100.35	2014	56.00
2015	$80.25	2015	45.55
2016	$223.00	2016	50.65
2017	$210.00	2017	60.90

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

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. Mine #15 is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the stockpile to McCoy Elkhorn’s coal preparation facility. Mine #15 is currently a “company run” mine, whereby the Company manages the workforce at the mine. The coal from Mine #15 is stockpiled at the mine site and belted directly to the Company’s nearby coal preparation facilities. Production at Mine #15 re-commenced under Quest Energy’s ownership in September 2016. Mine #15 has the estimated capacity to produce up to approximately 40,000 tons per month of coal. The Company acquired Mine #15 as an idled mine, and since acquisition, the primary work completed at Mine #15 by the Company includes changing working sections within the underground mine, air ventilation enhancements primarily through brattice work and the use of overcasts and installing underground mining infrastructure as the mine advances due to coal extraction. In 2017, Mine #15 produced approximately 247,234 tons and sold the coal at an average price of $65.88 per ton. In 2016, Mine #15 started production and produced approximately 62,941 tons and sold the coal at an average price of $82.45 per ton. During 2017 and 2016, 100% and 100%, respectively, of the coal extracted from Mine #15 was high-vol “B” metallurgical coal quality, of which 71% and 100%, respectively, was sold into the metallurgical market, with the balance sold in the thermal market.

The Carnegie Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie Mine is currently operated as a modified contractor mine, whereby McCoy Elkhorn provides the mining infrastructure and equipment for the operations and pays the contractor a fixed per-ton fee for managing the workforce, procuring the supplies, and maintaining the equipment and infrastructure in proper working order. The Carnegie Mine has the estimated capacity to produce up to approximately 10,000 tons per month of coal. The Company acquired the Carnegie Mine as an idled mine, and since acquisition, the primary work completed at the Carnegie Mine by the Company includes mine rehabilitation work in preparation for production, changing working sections within the underground mine, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. In 2017, the first year of the mine’s production, the Carnegie 1 Mine produced approximately 11,974 tons and sold the coal at an average price of $65.88. During 2017, 100% of the coal extracted from the Carnegie Mine was high-vol “B” metallurgical coal quality, of which 51% was sold into the metallurgical market, with the balance sold in the thermal market.

There are two coal preparation facilities at McCoy Elkhorn: the Bevins #1 Preparation Plant, an 800 ton-per hour coal preparation facility, and the Bevins #2 Preparation Plant, located on the same permit site as Bevins #1, and a 500 ton-per-hour processing facility. Both coal preparation plants have fine coal recovery and a stoker circuits for enhanced coal recovery and coal sizing options. The Company acquired the Bevins Preparation Plants as idled facilities, and since acquisition, the primary work completed at the Bevins Preparation Plants by the Company includes rehabilitating the plants’ warehouse and replacing belt lines. We are currently utilizing less than 10% of the available processing capacity of Bevins #1 and Bevins #2.

Both Bevins #1 and Bevins #2 have a batch-weight loadout and rail spur for loading coal into trains for rail shipments. The spur has storage for 110 rail cars and is serviced by CSX Transportation and is located on CSX’s Big Sandy, Coal Run Subdivision. Both Bevins #1 and Bevins #2 have coarse refuse and slurry impoundments called Big Groundhog and Lick Branch Impoundments.

Both Bevins #1 and Bevins #2, as well as the rail loadout, are operational and any work required on any of the plants or loadouts would be routine maintenance. The allocated cost of for the property at McCoy Elkhorn Coal paid by the company is $58,681.

Below is a map showing the material properties at McCoy Elkhorn:

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

Both the Supreme Energy Preparation Plant and the rail loadout are idled and would require an undetermined amount of work and capital to bring them into operation. The Company acquired the Supreme Energy Preparation Plants as an idled facility, and since acquisition, no work has been performed at the facility other than minor maintenance. The allocated cost of for the property at Knott County Coal paid by the company is $200,236.

Below is a map showing the location of the idled Supreme Energy Prep Plant, Raven Prep Plant, Loadouts, and plant impoundments at Knott County Coal:

Raven Prep Plant and Rail Loadout (Idle)
Big Branch Impoundment
Supreme Energy Prep Plant and Bates Branch Loadout (Idle)
King Branch Impoundment
GENERAL LOCATION MAP
EASTERN KENTUCKY - NO SCALE
Knott County Coal
Subsidiary of Quest Energy Inc.
General Facilities & Mines Map
Knott County, Kentucky
Inactive Facilities

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

Access Energy is an underground mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently run as a modified contractor mine, whereby Deane Mining provides the mining infrastructure and equipment for the operations and pays the contractor a fixed per-ton fee for managing the workforce, procuring the supplies, and maintaining the equipment and infrastructure in proper working order. The Company acquired Access Energy as an idled mine, and since acquisition, the primary work completed at Access Energy by the Company includes mine rehabilitation work in preparation for production, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. Access Energy has the estimated capacity to produce up to approximately 20,000 tons per month of coal. In 2017, the first year of the mine’s production, Access Energy produced approximately 43,286 tons and sold the coal at an average price of $58.67 per ton. 100% of the coal sold from Access Energy in 2017 was sold as thermal coal.

Razorblade Surface is a surface mine targeting the Hazard 4 and Hazard 4 Rider coal seams and located in Deane, Kentucky. Deane Mining is currently preparing Razorblade Surface for coal extraction and anticipates extracting coal in spring of 2018. Coal produced from Razorblade Surface will be trucked approximately one mile to the Mill Creek Preparation Plant. The Company acquired the Razorblade Surface mine as a new, undisturbed mine, and since acquisition, the primary work completed at Razorblade Surface has been some initial minor engineering work to prepare the mine for production in 2018. Once in production, Razorblade Surface will have the estimated capacity to produce up to approximately 8,000 tons per month of coal.

Coal from Access Energy is processed at Deane Mining’s Mill Creek Preparation Plant, an 800 ton-per hour coal preparation facility with a batch-weight loadout and rail spur for loading coal into trains for rail shipments. The spur has storage for 110 rail cars and is serviced by CSX Transportation and is located on both CSX’s Big Sandy rate district and CSX’s Elkhorn rate district. The Mill Creek Preparation Plant has a coarse refuse and slurry impoundment called Razorblade Impoundment. The Company acquired the Mill Creek Preparation Plant as an active facility, and since acquisition, the primary work completed at the Mill Creek Preparation Plant by the Company includes replacing belt lines and replacing parts worn from ordinary use. We are currently utilizing less than 10% of the available processing capacity of the Mill Creek Preparation Plant.

Both the Mill Creek Preparation Plant and the rail loadout are operational, and any work required on any of the plant or loadouts would be routine maintenance. The allocated cost of for the property at Deane Mining paid by the company is $2,655,505.

Below is a map showing the material properties at Deane Mining:

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

In addition to the current owned permits and controlled coal deposits, ARC may, from time to time, and frequently, acquire additional coal mining permits or coal deposits, or dispose of coal mining permits or coal deposits currently held by ARC, as management of the Company deems appropriate.

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

As of December 31, 2017, Company sales to two customers accounted for 63% of those sales. Through our network of intermediaries, coal consolidators and end users, interested potential customers outpace our ability to fulfill potential orders. The Company’s desire is to expand the customer base and those who have purchased our product.

On March 8, 2018, President Trump signed proclamations imposing a 25% tariff on imports of steel mill products and a 10% tariff on imports of wrought and unwrought aluminum. It is too early to know the impact these tariffs will have on demand for our metallurgical coal. Our export customers include foreign steel producers who may be affected by the tariffs to the extent their production is imported into the U.S. Conversely, demand for metallurgical coal from our domestic customers may increase. Retaliatory threats by foreign nations to these tariffs may limit international trade and adversely impact global economic conditions.

Competition

The coal industry is intensely competitive. The most important factors on which the Company competes are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors will include Alpha Natural Resources, Ramaco Resources, Blackhawk Mining, Coronado Coal, Arch Coal, Contura Energy, Warrior Met Coal, Alliance Resource Partners, and ERP Compliance Fuels. Many of these coal producers may have greater financial resources and larger coal deposit bases than we do. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Colombia, Indonesia and South Africa.

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

As of December 31, 2017 and 2016, the cost of compliance with environmental laws amounted to $190,940 and $9,806, respectively. This amount represents the costs of the company associated with fines incurred from various regulations regarding environmental and safety compliance; please see elsewhere in this document for additional detail regarding other reclamation and remediation costs.

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

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners. We lease the mineral and surface at all our key locations, with lease terms at our currently-operating, key properties typically expiring upon exhaustion of the mineral. Across our key properties, our mineral royalty rates payable to the mineral owner range from 5.0% to 11.0% of the gross sales price of our coal. All permits required to operate our material properties have been obtained. The source of power for all our key properties is Kentucky Power, and the source of water for all our key properties is either the local municipality or our existing water withdrawal permits that allow us to pull water from nearby streams.

We have not classified, and as a result, do not have any “proven” or “probable” reserves as defined in United States Securities and Exchange Commission Industry Guide 7. As a result, we are considered an exploration stage company pursuant to Paragraph (a) (4) of Industry Guide 7.

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

The Company currently has approximately 204 employees (excluding personnel hired through contractors), with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

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

Results of Operations for the years ended December 31, 2017 and December 31, 2016.

Revenues.

Revenues for the period ended December 31, 2017 was $20,820,998 and 2016 was $7,601,194, respectively. The primary drivers for revenue growth was a full year of production from the Mine #15 of McCoy Elkhorn and the beginning of production at the Access Energy mine of Deane Mining in September 2017. Increase mine production was necessary to fulfill market demands and customer orders.

Expenses.

Total Operating Expenses for the period ended December 31, 2017 was $34,839,884 and 2016 was $29,452,263, respectively. The primary drivers for increase in operating expenses was a full year of production from the Mine #15 of McCoy Elkhorn and the beginning of production at the Access Energy mine of Deane Mining in September 2017. Production expenses, such as underground mine roof control, mining consumables and wages increased as coal mining production increased. The increased need for production expenses was caused to the increased demand for the end product due to market demands and customer orders. If demand from customers for our coal continues to increase, we anticipate these production expenses will also increase.

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

(3)
Golden Properties, Ltd. is the owner of several Company common stock warrants for the purchase of shares of our Common Stock, which warrants are exercisable at such company’s discretion, subject to the following limitation on amount. The warrant agreements provide that at no time may Golden Properties, Ltd. or its affiliates exercise any warrant that would result in their ownership of more than 9.99% of the issued and outstanding shares of our Common Stock on the date of exercise. Additionally, Alexander Lau, who is a principal of Golden Properties and a beneficial owner through Golden Properties, is a holder of 59,133 Series A Preferred shares. Accordingly, Golden Properties, Ltd. is presently deemed the beneficial owner of 1,885,460 shares of our Common Stock pursuant to Securities and Exchange Commission Rule 13d-3, promulgated under the Securities Exchange Act of 1934. The full number of shares that Golden Properties' beneficially owns (including all shares underlying all the warrants owned by Golden Properties and excluding those Series A Preferred shares owned by Alexander Lau stated above) is 5,050,339 shares.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned (4)	Percent of Series A Preferred Stock Owned (5)	Common Stock Beneficially Owned (6)	Percent of Common Stock Beneficially Owned (7)

Officers and Directors

Mark C. Jensen (8) Chief Executive Officer, Director	1,541,693	32.00%	5,138,977	30.32%

Thomas M. Sauve (9) President, Director	1,300,803	27.00%	4,336,010	25.58%

Kirk P. Taylor Chief Financial Officer	486,115	10.09%	1,620,383	9.56%

All Directors and Officers as a Group (3 persons) (10)	3,328,611	69.09%	11,095,370	65.45%

5% Holders

Gregory Q. Jensen	486,115	10.09%	1,620,383	9.56%

Adam B. Jensen	486,115	10.09%	1,620,383	9.56%

All Directors, Officers and 5% Holders as a Group (5 persons)	4,300,841	89.27%	14,336,136	84.57%
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

(5)	Based on 4,794,425 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2017. These percentages have been rounded for convenience;

(6)	Assuming the Series A Preferred Stock is converted to Class A Common Stock;

(7)	Based on 892,044 Class A Common Stock outstanding as of December 31, 2017. These percentages have been rounded for convenience;

(8)	Mr. Jensen beneficially owns 58,933 shares of our Series A Convertible Preferred Stock through his equity ownership in T Squared Partners, LP, which shares are included in the table above;

(9)	Mr. Sauve beneficially owns 38,417 shares of our Series A Convertible Preferred Stock through his equity ownership in T Squared Partners, LP, which shares are included in the table above;

(10)
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

●
Established our own definition for determining whether our director or nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor,

●	Established any committees of the Board of Directors.

Item 14. Principal Accounting Fees and Services.

	2017	2016
Audit fees	$130,000	$97,000
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

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

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	October 22, 2018
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	October, 22, 2018
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	October 22, 2018
Kirk P. Taylor

/s/ Thomas M. Sauve	Director	October 22, 2018
Thomas M. Sauve

38

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

The company is the primary beneficiary of ERC Mining, LLC, which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of ERC Mining, LLC have been included in the accompanying consolidated financial statements. The company has no ownership in ERC Mining, LLC. Determination of the company as the primary beneficiary is based on the power through its management functions to direct the activities that most significantly impact the economic performance of ERC Mining, LLC. On March 18, 2016, the company lent ERC Mining, LLC $4,117,139 to facilitate the transaction described in Note 6, which represent amounts that could be significant to ERC. No further support has been provided. The company has ongoing involvement in the management of ERC Mining, LLC to ensure their fulfillment of the transaction described in Note 6.

The company is the primary beneficiary of Land Resources & Royalties LLC (LRR) which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of Land Resources & Royalties have been included in the accompanying consolidated financial statements. The company has no ownership in LRR. Determination of the company as the primary beneficiary is based on the power through its management functions to direct the activities that most significantly impact the economic performance of LRR. On October 24, 2016, the company issued LRR a note in the amount of $178,683 to facilitate the transaction described in Note 5, which represent amounts that could be significant to LRR. No further support has been provided. The company has ongoing involvement in the management of LRR to ensure their fulfillment of the transaction described in Note 5.

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

Mine Development: Costs of developing new coal mines, including asset retirement obligation assets, are capitalized and amortized using the units-of-production method over estimated recoverable coal deposits or proven reserves. Costs incurred for development and expansion of existing coal deposits or proven reserves are expensed as incurred.

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

Obligations are reflected at the present value of their future cash flows. We reflect accretion of the obligations for the period from the date they incurred through the date they are extinguished. The asset retirement obligation assets are amortized using the units-of-production method over estimated recoverable coal deposits. We are using a discount rate of 10%, risk free rate of ..23% and inflation rate of 1.5%. Federal and State laws require that mines be reclaimed in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

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

The Company leases certain equipment and other assets under noncancelable operating leases, typically with initial terms of 3 to 7 years. Minimum rent on operating leases is expensed on a straight-line basis over the term of the lease. In addition to minimum rental payments, certain leases require additional payments based on sales volume, as well as reimbursement of real estate taxes, which are expensed when incurred. Capital leases are recorded at the present value of the future minimum lease payments at the inception of the lease. The gross amount of assets recorded under capital lease amounted to $333,875, all of which is classified as surface equipment.

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

●	Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, effective for years beginning after December 15, 2017
●
ASU 2015-11, Simplifying the Measurement of Inventory, effective for years beginning after December 15, 2016. Adoption of ASU 2015-11 did not have a material effect on the consolidated financial statements.

●
ASU 2015-17, Balance Sheet Classification of Deferred Taxes, effective for years beginning after December 15, 2016. Adoption of ASU 2015-17 did not have a material effect on the consolidated financial statements or related disclosures.

●	ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective for years beginning after December 15, 2017
●
ASU 2016-02, Leases, effective for years beginning after December 15, 2019. We expect to adopt ASU 2016-02 beginning January 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our consolidated financial statements and related disclosures.

●	ASU 2016-18, Statement of Cash Flows: Restricted Cash, effective beginning after December 15, 2017
●	ASU 2017-01, Business Combinations, effective beginning after December 15, 2017
●	AUS 2017-09, Compensation – Stock Compensation, effective beginning after December 31, 2017
●	ASU 2017-11, Earnings Per Share, effective beginning after December 15, 2018
●
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

The Company’s management also manages the operations of LRR. LRR has assets totaling $475,401 and liabilities totaling $77,443 as of December 31, 2017 for which there were no restrictions. The Company’s risk associated with LRR is greater than its ownership percentage and its involvement does not affect the Company’s business beyond the relationship described above.

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

The Company’s management also manages the operations of ERC Mining LLC. ERC Mining LLC has assets totaling $4,415,860 and liabilities totaling $4,117,139 as of December 31, 2017 for which there are to be used in conjunction with the transaction described above. Assets totaling $3,818,418 and liabilities totaling $4,117,139, respectively, are eliminated upon consolidation. The Company’s risk associated with ERC Mining LLC is greater than its ownership percentage and its involvement does not affect the Company’s business beyond the relationship described above.

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

The Series B Preferred Stock converts into common stock of the Company at the holder’s discretion at a conversion price of $3.60 per common share (one share of Series B Preferred converts to common at a ratio of 0.27778). Furthermore, the Series B Preferred share purchase agreement provides for certain adjustments to the conversion value of the Series B Preferred to common shares of the Company that are based on the EBITDA (earning before interest, taxes, depreciation, and amortization) for the Company for the 12 months ended March 31, 2018 of $6,000,000. Those adjustments provide for a decrease in the conversion value based on the proportional miss of the Company’s EBITDA, up to a maximum of 30.0% decrease in the conversion value of the Series B Preferred to common shares.

The Series B Preferred share purchase agreement provides, for a period of nine months post execution of the purchase agreement, an option for the investor to put the Series B Preferred investment to the Company at a 12% premium to the Series B Preferred purchase price should the Company achieve certain hurdles, such as a secondary offering and an up-listing to a national stock exchange. Such put option expires after 20 days from notification of the Company to the Series B Preferred investor of the fulfillment of such qualifications.

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