Form 10-Q/A
period 2018-03-31
American Resources Corp
filed 2018-10-22
CIK 1590715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Quest Energy currently has five coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining LLC (Deane Mining) and Quest Processing LLC (Quest Processing) locatedin eastern Kentucky within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal reserves under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers, specialty products and thermal coal used for electricity generation. We have not classified, and as a result, do not have any “proven” or “probable” reserves as defined in United States Securities and Exchange Commission Industry Guide 7, and as a result, our company and its business activities are deemed to be in the exploration stage until mineral reserves are defined on our properties.

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

The primary driver for increased revenue and decreased net loss was the commencement of underground mining operations in September 2017 at our Access Energy Mine. This was due to higher customer demand and pricing for the coal type that is produced from the Access Energy Mine.

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

Liquidity and Capital Resources

As of March 31, 2018, our available cash was $9,006. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales. We do not have any credit lines currently available to fund our liquidity requirements, and currently there is uncertainty regarding our ability to execute on the above strategy.

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

AMERICAN RESOURCES CORPORATION

Date: October 22, 2018	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)