Form 10-Q
period 2018-09-30
American Resources Corp
filed 2018-11-14
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55456

American Resources Corporation
(Exact name of registrant as specified in its charter)

Florida	46-3914127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9002 Technology Lane Fishers, IN 46038
(Address and Zip Code of principal executive offices)

Registrant’s telephone number, including area code: (317) 855-9926

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 14, 2018, the registrant had 17,715,969 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and nine months ended

September 30, 2018

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$57,739	$186,722
Accounts Receivable	2,801,040	1,870,562
Inventory	426,725	615,096
Prepaid fees	147,826	-
Accounts Receivable - Other	102,994	30,021
Total Current Assets	3,536,324	2,702,401

OTHER ASSETS
Cash - restricted	286,043	198,943
Processing and rail facility	2,802,855	2,914,422
Underground equipment	9,346,692	8,887,045
Surface equipment	4,532,724	3,957,603
Mining rights (net of amortization of $181,385 and $0)	2,036,567	-
Less Accumulated Depreciation	(6,600,108)	(4,820,569)
Land	-	178,683
Accounts Receivable - Other	-	127,718
Note Receivable	4,117,139	4,117,139
Total Other Assets	16,521,912	15,560,984

TOTAL ASSETS	$20,058,236	$18,263,385

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,813,924	$5,360,537
Accrued management fee	-	17,840,615
Accrued interest	624,209	336,570
Accrued dividend on Series B	104,157	-
Funds held for others	63,767	82,828
Due to affiliate	636,378	124,000
Current portion of long term-debt (net of issuance costs and debt discount of $387,442 and $35,000)	14,625,099	9,645,154
Current portion of reclamation liability	2,275,848	2,033,862
Total Current Liabilities	25,143,382	35,423,566

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $420,293 and $440,333)	5,072,493	5,081,688
Reclamation liability	20,289,527	17,851,195
Total Other Liabilities	25,362,020	22,932,883

Total Liabilities	50,505,402	58,356,449

STOCKHOLDERS' DEFICIT
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 1,192,044 and 892,044 shares issued and outstanding for the period end	118	89
AREC - Series A Preferred stock: $.0001 par value; 4,817,792 shares authorized, 4,817,792 shares issued and outstanding	482	482
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares authorized, 850,000 shares issued and outstanding	850	850
Additional paid-in capital	19,816,567	1,527,254
Accumulated deficit	(50,265,183)	(42,019,595)
Total American Resources Corporation's Shareholders' Deficit	(30,447,166)	(40,490,920)
Non controlling interest	-	397,856
Total Stockholders' Deficit	(30,447,166)	(40,093,064)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,058,236	$18,263,385

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

For the Three and Nine Months Ended September 30, 2018 and 2017

	3-Month	3-Month	9-Month	9-Month
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Coal Sales	$8,890,322	$4,192,244	$23,219,222	$13,770,183
Processing Services Income	147,946	159,724	167,462	1,563,864

Total Revenue	9,038,268	4,351,968	23,386,684	15,334,047

Cost of Coal Sales and Processing	(6,690,698)	(2,797,140)	(16,783,801)	(12,307,399)
Accretion Expense	(539,771)	(339,288)	(1,435,295)	(1,181,055)
Loss on settlement	-	(30,055)	-	(281,907)
Depreciation	(649,983)	(697,214)	(1,779,539)	(1,856,442)
Amortization of mining rights	(181,385)	-	(181,385)	-
General and Administrative	(1,142,522)	(26,940)	(2,175,794)	(189,604)
Professional Fees	(784,922)	(144,712)	(1,222,937)	(565,995)
Production Taxes and Royalties	(1,041,667)	(865,950)	(2,769,584)	(3,464,611)
Development Costs	(2,188,833)	(1,035,286)	(5,908,207)	(4,172,759)

Total Expenses from Operations	(13,219,781)	(5,936,585)	(32,256,542)	(24,019,772)

Net Loss from Operations	(4,181,513)	(1,584,617)	(8,869,858)	(8,685,725)

Other Income	875,942	67,844	1,295,065	309,418
Gain on cancelation of debt	-	-	315,000	-
Receipt of previously impaired receivable	-	117,657	92,573	241,574
Interest Income	-	-	41,171	-
Interest expense	(305,655)	(342,683)	(864,104)	(567,970)

Net Loss	(3,611,226)	(1,741,799)	(7,990,153)	(8,702,703)

Less: Series B dividend requirement	(17,000)	-	(104,157)	-

Less: Net income attributable to Non Controlling Interest	-	(67,844)	(151,278)	(309,418)

Net loss attributable to American Resources Corporation Shareholders	$(3,628,226)	$(1,809,643)	$(8,245,588)	$(9,012,121)

Net loss per share - basic and diluted	$(2.49)	$(2.03)	$(8.76)	$(11.87)

Weighted average shares outstanding	1,038,783	891,180	941,495	759,397

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

For the 9 Months Ended September 30, 2018 and

For the 9 Months Ended September 30, 2017

	September 30, 2018	September 30, 2017
Cash Flows from Operating activities:
Net loss	$(7,990,153)	$(8,702,703)
Adjustments to reconcile net income (loss) to net cash
Depreciation	1,779,539	1,856,442
Amortization of mining rights	181,385	-
Accretion expense	1,435,295	1,181,055
Cancelation of debt	(315,000)	-
Loss on reclamation settlements	-	281,907
Assumption of note payable in reverse merger	-	50,000
Gain on disposition	(807,591)	-
Recovery of previously impaired receipts	(92,573)	(241,574)
Amortization of debt discount	420,134	284,406
Warrant expense	234,067	-
Option expense	13,410	-
Stock compensation expense	201,250	10,000
Change in current assets and liabilities:

Accounts receivable	(930,478)	2,123,881
Inventory	188,371	-
Prepaid expenses and other assets	(147,826)	-
Accounts payable	973,057	2,824,351
Funds held for others	(19,061)	-
Due to affiliates	512,378	-
Accrued interest	287,639	90,000
Reclamation liability settlements	-	(709,132)
Cash used in operating activities	(4,076,157)	(951,367)

Cash Flows from Investing activities:

Advances made in connection with management agreement	(99,582)	(75,000)
Advance repayment in connection with management agreement	222,304	469,645
Cash paid for PPE, net	(127,957)	(176,597)
Cash (used in) provided by investing activities	(5,235)	218,048

Cash Flows from Financing activities:

Principal payments on long term debt	(2,064,902)	(318,576)
Proceeds from long term debt	5,316,977	1,670,000
Proceeds from related party	-	50,000
Net proceeds from (payments to) factoring agreement	787,434	(1,521,577)
Proceeds from sale of Series B Preferred Stock	-	600,000
Cash provided by financing activities	4,039,509	479,847

Decrease in cash and restricted cash	(41,883)	(253,472)

Cash and restricted cash, beginning of period	385,665	784,525

Cash and restricted cash, end of period	$343,782	$531,053

Supplemental Information
Non-cash investing and financing activities
Assumption of net assets and liabilities for asset acquisitions	$2,217,952	$-
Equipment for notes payable	$906,660	$1,222,500
Purchase of related party note receivable in exchange for Series B Equity	$-	$250,000
Preferred Series B dividends	$104,157	$-
Conversion of note payable to common stock	$-	$50,000
Beneficial conversion feature on note payable	$-	$50,000
Forgiveness of accrued management fee	$17,840,615	$-
Relative fair value debt discount on warrant issue	$-	$300,000

Cash paid for interest	$156,331	$193,564
Cash paid for income taxes	$-	$-

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts for the nine months ended September 30, 2018 and 2017 of the Company and its wholly owned subsidiaries Quest Energy Inc (QEI), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy) and Knott County Coal LLC (KCC). All significant intercompany accounts and transactions have been eliminated.

As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity.

On August 23, 2018, KCC disposed of certain non-operating assets totaling $111,567 and the corresponding asset retirement obligation totaling $919,158 which resulted in a gain of $807,591.

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other period. These financial statements should be read in conjunction with the Company’s 2017 audited financial statements and notes thereto which were filed on Form 10K on April 23, 2018.

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

Restricted cash: As part of the Kentucky New Markets Development Program an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of September 30, 2018 and December 31, 2017 was $73,730 and $116,115, respectively. A lender of the Company also required a reserve account to be established. The balance as of September 30, 2018 and December 31, 2017 was $148,546 and $0, respectively. The total balance of restricted cash also includes amounts held under the management agreement in the amount of $63,767 and $82,828, respectively. See note 5 for terms of the management agreement.

The balance as of September 30, 2018 and December 31, 2017 was $286,043 and $198,943, respectively.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the nine months ended September 30, 2018 and September 30, 2017.

	September 30, 2018	September 30, 2017
Cash	$57,739	$342,041
Restricted Cash	286,043	189,012
Total cash and restricted cash presented in the consolidated statement of cash flows	$343,782	$531,053

Asset Acquisitions:

On April 21, 2018, McCoy acquired certain assets known as the Point Rock Mine (Point Rock) in exchange for assuming certain liabilities of the seller. The fair values of the liabilities assumed were $53,771 for prior vendors and $2,098,052 for asset retirement obligation totaling $2,151,823. The liabilities assumed do not require fair value readjustments. In addition, McCoy entered into a surface and mineral sub-lease in the amount of up to $4,000,000 to be paid only upon coal extraction at $2 per extracted ton of coal. McCoy will also pay a portion of the sales price as a royalty with an annual minimum payment of $60,000 starting in January 2019. The acquired assets have an anticipated life of 5 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 5 years. Amortization expense for the 3 months ended September 30, 2018 and 2017 amounted to $179,318 and $0, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value.

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

On May 10, 2018, KCC acquired certain assets known as the Wayland Surface Mine (Wayland) in exchange for assuming certain liabilities of the seller. The fair values of the liabilities assumed were $66,129 for asset retirement obligation. The liabilities assumed do not require fair value readjustments. In addition, KCC entered into a royalty agreement with the seller to be paid only upon coal extraction in the amount of $1.50 per extracted ton of coal. The acquired assets have an anticipated life of 7 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 7 years. Amortization expense for the 3 months ended September 30, 2018 and 2017 amounted to $2,067 and $0, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the periods ending September 30, 2018 and 2017, $0 and $281,907 were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2017	$19,885,057
Accretion – nine months September 30, 2018	1,435,295
Reclamation work – nine months September 30, 2018	(0)
Asset disposition	(919,158)
Point Rock Acquisition	2,098,052
Wayland Acquisition	66,129
Balance at September 30, 2018	$22,565,375

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

Allowance for trade receivables as of September 30, 2018 and December 31, 2017 amounted to $0, for both periods. Allowance for other accounts receivables as of September 30, 2018 and December 31, 2017 amounted to $0 and $92,573, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of September 30, 2018 and December 31, 2017.

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

-	ASU 2018-05, Income Taxes, effective beginning after December 15, 2017, was adopted on January 1, 2018 with no effect on our consolidated financial statements and related disclosures.
-

ASU 2018-07, Compensation-Stock Compensation (Topic 718), effective beginning after December 15, 2018 was adopted on July 1, 2018 and the standard did not have a material effect on the consolidated financial statements or related disclosures.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2018 and December 31, 2017, property and equipment were comprised of the following:

	September 30, 2018	December 31, 2017
Processing and rail facility	$2,802,855	$2,914,422
Underground equipment	9,346,692	8,887,045
Surface equipment	4,532,724	3,957,603
Mining rights (Less: accumulated amortization of $181,385)	2,036,567	-
Land	-	178,683
Less: Accumulated depreciation	(6,600,108)	(4,820,569)

Total Property and Equipment, Net	$12,118,730	$11,117,184

Depreciation expense amounted to $649,983 and $697,214 for the three month periods September 30, 2018 and September 30, 2017, respectively. Depreciation expense amounted to $1,779,539 and $1,856,442 for the nine month periods September 30, 2018 and September 30, 2017, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mining Rights	5 years

NOTE 3 - NOTES PAYABLE

The net increase in debt includes the following:

Total debt balance as of December 31, 2017	$14,726,842

During the nine-month period ended September 30, 2018, $2,450 ,000 was drawn from the ARC business loan which carries annual interest at 7%, is due within two months of advancement and is secure by all company assets. On June 4, 2018, $30,000 and September 28, 2018, $75,000 of this note was repaid.	2,450,000

On January 25, 2018, QEI entered into an equipment loan agreement with an unrelated party in the amount of $346,660. The agreement calls for monthly payments of $11,360 until maturity date of December 24, 2020 and carries an interest rate of 9%. The loan is secured by the underlying surface equipment purchased by the loan. Loan proceeds were used directly to purchase equipment.	346,660

On March 28, 2018, QEI entered into an equipment loan agreement with an unrelated party in the amount of $135,000. The agreement called for payments of $75,000 and $60,000 are due on April 6, 2018 and April 13, 2018, respectively, at which date the note was repaid in full. Loan proceeds were used directly to purchase equipment.	135,000

On May 9, 2018, QEI entered into a loan agreement with an unrelated party in the amount of $1,000,000 with a maturity date of September 24, 2018 with monthly payments of $250,000 due beginning June 15, 2018. The note is secured by the assets and equity of the company and carries an interest rate of 0%. Proceeds of the note were split between receipt of $575,000 cash and $425,000 payment for new equipment. No payments have been made on the note which is in default.	1,000,000

During May 2018, the company entered into a financing arrangement with two unrelated parties. The notes totaled $2,859,500, carried an original issue discount of $752,535, interest rate of 33% and have a maturity date of January 2019 and are secured by future receivables as well as personal guarantees of two officers of the company.	2,963,958

During the nine-month period ended September 30, 2018 net additions to the factoring agreement totaled $787,435.	787,435

Total increases to debt	7,683,053

Less cash payments	(2,064,902)

In May 2018, an unrelated party forgave $315,000 of the $540,000 equipment loan agreement dated September 30, 2016.	(315,000)

Issuance discount	(752,535)

Amortization of issuance cost and loan discounts	420,134

Ending debt balance at September 30, 2018	$19,697,592

Less current portion:	$14,625,099

Total long term debt at September 30, 2018	$5,072,493

NOTE 4 - RELATED PARTY TRANSACTIONS

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership. No fees or repayments have occurred during the nine-month period September 30, 2018 and 2017, respectively.

The amount outstanding and payable as of September 30, 2018 and December 31, 2017, was $0 and $17,840,615, respectively. The amount was due on demand and did not accrue interest. The amounts under the agreement were cancelled and forgiven on May 31, 2018. The forgiveness was accounted for as an increase in additional paid in capital.

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

During the three month period ended September 30, 2018, the Company incurred royalty expense in the amount of $64,537 to a related entity formally consolidated as a variable interest entity. As of September 30, 2018 the company owed the related entity a total of $512,378 for unpaid royalties and advances.

NOTE 5 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. Under the management agreement, net funds advanced for the nine-month period ended September 30, 2018 and 2017 are $99,582 and $75,000, respectively and the amounts repaid totaled $127,957 and $394,645, respectively. During the nine-month period ended September 30, 2018 and 2017, fees paid under the agreement amounted $313,114 and $0, respectively which has been recorded in other income.

NOTE 6 – EQUITY TRANSACTIONS

On July 18, 2018, we issued 150,000 common shares valued at $165,000 to Sylva International LLC for an agreement to provide digital marketing services to the Company. The agreement was subsequently terminated by the Company for breach of contract. The Company fully recognized $165,000 of stock based compensation for the nine months September 30, 2018.

On September 12, 2018, pursuant to the Company’s Employee Incentive Stock Option Plan, we issued a total of 636,830 options to certain employees. The options have an expiration date of September 10, 2025 and have an exercise price of $1.00 per share. Of the total options issued, 25,000 vested immediately, with the balance of 611,830 options vesting equally over the course of three years, subject to restrictions regarding the employee’s continued employment by the Company. The fair value of the options is $482,751. The Company recognized $13,410 as option expense for the nine months September 30, 2018. The unamortized expense at September 30, 2018 is $469,342.

On September 14, 2018, we issued 105,000 common shares valued at $152,250 and 175,000 warrants to Redstone Communications LLC and 45,000 common shares valued at $65,250 and 75,000 warrants to Mr. Marlin Molinaro as compensation for the first six months of an agreement to provide for public relations with existing shareholders, broker dealers, and other investment professionals for the Company. The warrants fair value was determined to be $234,067. The warrants granted are non-refundable and vest immediately and have an expiration date of September 14, 2023. Stock based compensation of $36,205 for the common shares issued and $234,067 for the warrant granted was expensed during the nine months September 30, 2018. As of September 30, 2018 the unamortized expense for the common shares issued is $181,250.

Total preferred dividend requirement for the nine-month period ending September 30, 2018 and 2017 amounted to $104,157 and $0, respectively.

Total stock, warrant and option compensation expense for the nine-month period ending September 30, 2018 and 2017 amounted to $448,727 and $0, respectively.

The price of the above stock, warrants and options were determined using the closing stock price at the date of the grant and the Black-Sholes Option Pricing Model.

13

9/30/2018
Expected Dividend Yield	0%
Expected volatility	120%
Risk-free rate	1.4%
Expected life of warrants	3-7 Years

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding - December 31, 2017	5,364,230	$2.638	2.835	$138,069
Exercisable - December 31, 2017	5,364,230	$2.638	2.835	$138,069
Granted	886,830	$1.000	6.388	$5,386,975
Forfeited or Expired	-	-	-	-
Exercised	-	$-	-	-
Outstanding - September 30, 2018	6,251,060	$2.432	2.474	$31,556,641
Exercisable - September 30, 2018	5,639,230	$2.590	1.982	$27,836,687

NOTE 7 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

Under the agreement with Redstone Communications LLC and Mr. Marlin Molinaro, the Company is obligated to pay a monthly fee of $25,000 and a quarterly stock fee of 150,000 shares of common stock over the agreement’s one year term.

NOTE 8 - SUBSEQUENT EVENTS

During October 2018, an officer of the company advanced an additional $13,500. The advance is non-interest bearing, non-secured and due on demand.

On October 25, 2018, Wyoming County Coal LLC was formed as a wholly owned subsidiary of Quest Energy Inc.

On November 7, 2018, Wyoming County Coal LLC, acquired 5 permits, coal processing and loading facilities, surface ownership, mineral ownership, and coal refuse storage facilities from unrelated entities. Consideration for the acquired assets was the assumption of reclamation bonds totaling $234,240, 1,727,273 shares of common stock of the company, a seller note of $350,000 and a seller note of $250,000. Management is still gathering the information needed to complete the allocation of the purchase price to the assets acquired and liabilities assumed.

On October 24, 2018, options totaling 69,420 common shares of the company were exercised by a non-affiliated shareholder. The exercise was a cashless exercise.

On November 5, 2018, 4,336,012 Series A preferred shares were converted into 14,453,373 common shares of the company in a cashless conversion under the terms of the agreement.

On November 7, 2018, 964,290 Series B preferred shares were converted into 267,859 common shares of the company in a cashless conversion.

On November 7, 2018, $36,000 worth of trade payables were settled with 6,000 common shares of the company.

On November 13, 2018, $300,000 was advanced under the ARC business loan which carries annual interest at 7%, is due within two months of advancement and is secure by all company assets.

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

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing LLC, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), the Raven Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned Quest MGMT LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of September 30, 2018.

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

Property

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expires in December 2018. We also rent office space from Land Resources & Royalties LLC an affiliated entity at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

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

The Company currently has approximately 221 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $9,038,269 and $23,386,684 for the three-months and nine-months ended September 30, 2018 and $4,351,968 and $15,334,047 operating revenue for the three-months and nine-months ended September 30, 2017.

For the three-months and nine-months ended September 30, 2018 we have incurred net loss attributable to American Resources Corporation shareholders in the amount of $3,628,226 and $8,245,588. For the three-months and nine-months ended September 30, 2017 we have incurred net loss attributable to American Resources Corporation shareholders in the amount of $1,809,643 and $9,012,121.

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

For the three months ended September 30, 2018 and 2017, coal sales and processing expenses were $6,690,698 and $2,797,140 respectively, development costs, including loss on settlement of ARO were $2,188,833 and $1,035,286, respectively, and production taxes and royalties $1,041,667 and $865,950, respectively. Depreciation expense for the same periods ended September 30, 2018 and 2017 were $649,983 and $697,214 respectively.

For the nine months ended September, 2018 and 2017, coal sales and processing expenses were $16,783,801 and $12,307,399 respectively, development costs, including loss on settlement of ARO were $5,908,207 and $4,172,759, respectively, and production taxes and royalties $2,769,584 and $3,464,611, respectively. Depreciation expense for the same periods ended September 30, 2018 and 2017 were $1,779,539 and $1,856,442 respectively.

Liquidity and Capital Resources

As of September 30, 2018, our available cash was $343,782. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales.

For the nine months ending September 30, 2018 our net cash flow used in operating activities was $4,076,157 and for the nine months ending September 30, 2017 the net cash flow used in operating activities was $951,367.

For the nine months ending September 30, 2018 and 2017 our net cash flows used in investing activities were $5,235 and provided by investing activities $218,048 respectively.

For the nine months ending September 30, 2018 and 2017 net cash proceeds from financing activities were $4,039,509 and $479,847, respectively.

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

ASU 2018-07, Compensation-Stock Compensation (Topic 718), effective beginning after December 15, 2018 was adopted on July 1, 2018 and the standard did not have a material effect on the consolidated financial statements or related disclosures.

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

As of September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of September 30, 2018, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2018 that have materially affected the Company’s internal controls over financial reporting.

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

On July 18, 2018, we issued 150,000 restricted common shares to Sylva International LLC for an agreement to provide digital marketing services to the Company. The agreement was subsequently terminated by the Company for breach of contract.

On September 12, 2018, pursuant to the Company’s Employee Incentive Stock Option Plan, we issued a total of 636,830 options to certain employees. The options have an expiration date of September 10, 2025 and have an exercise price of $1.00 per share. Of the total options issued, 25,000 vested immediately, with the balance of 611,830 options vesting equally over the course of three years, subject to restrictions regarding the employee’s continued employment by the Company.

On September 14, 2018, we issued 105,000 restricted common shares to Redstone Communications LLC and 45,000 restricted common shares to Mr. Marlin Molinaro as compensation for the first six months of an agreement to provide for public relations with existing shareholders, broker dealers, and other investment professionals for the Company.

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

Exhibit No.	Description
3.1	Articles of Incorporation of Natural Gas Fueling and Conversion Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on November 27, 2013)
3.2	Amended and Restated Articles of Incorporation of NGFC Equities Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K filed on February 25, 2015).
3.3	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K on February 21, 2017).
3.4	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 24, 2017 (filed as Exhibit 3.4 to the Company’s Form 10-Q, filed on February 20, 2018.
3.5	Bylaws of Natural Gas Fueling and Conversion Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on November 27, 2013).
3.6	ByLaws, of NGFC Equities Inc., as amended and restated (filed as Exhibit 3.2 to the Company’s Form 8-K filed on February 25, 2015).
3.7	Articles of Amendment to Articles of Incorporation of American Resource Corporation (filed as Exhibit 99.1 to the Company’s to the Company’s Form 8-K filed on November 12, 2018).
3.8	Bylaws of American Resource Corporation (filed as Exhibit 99.2 to the Company’s to the Company’s Form 8-K filed on November 12, 2018).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed on November 27, 2013).
14.2	Code of Conduct of American Resource Corporation (filed as Exhibit 99.3 to the Company’s to the Company’s Form 8-K filed on November 12, 2018).
14.3	Financial Code of Ethics of American Resource Corporation (filed as Exhibit 99.4 to the Company’s to the Company’s Form 8-K filed on November 12, 2018).
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Exhibit 95 – Mine Safety Disclosure pursuant to Regulation S-K, Item 104 filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

Date: November 14, 2018	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

