Form 10-K
period 2018-12-31
American Resources Corp
filed 2019-04-03
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Registrant’s telephone number, including area code: 317-855-9926

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Name of each exchange on which registered

None N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,370,851

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of April 2, 2019 was 23,316,197 shares.

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

Fiscal Year Ended December 31, 2018

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of American Resources Corporation for the year ended December 31, 2018 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Quest Energy currently has six coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining) and Wyoming County Coal LLC (Wyoming County), Quest Processing LLC (Quest Processing) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers, specialty products and thermal coal used for electricity generation.

Historic Metallurgical Coal Prices		Historic CAPP Thermal Coal Prices
Year End	Hampton Road Index HCC - High	Year End	Big Sandy / Kanawha Rate District
2013	$110.30	2013	$64.09
2014	$100.35	2014	$56.00
2015	$80.25	2015	$45.55
2016	$223.00	2016	$50.65
2017	$210.00	2017	$60.90
2018	$205.34	2018	$68.12

McCoy Elkhorn Coal LLC

General:

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of two active mines (Mine #15 and the Carnegie 1 Mine), one mine in “hot idle” status (the PointRock Mine), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines in various stages of development or reclamation. McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal. The coal controlled at McCoy Elkhorn (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry Guide 7.

Mines:

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. Mine #15 is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the stockpile to McCoy Elkhorn’s coal preparation facility. Mine #15 is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The coal from Mine #15 is stockpiled at the mine site and belted directly to the Company’s nearby coal preparation facilities. Production at Mine #15 re-commenced under Quest Energy’s ownership in September 2016. Mine #15 has the estimated capacity to produce up to approximately 40,000 tons per month of coal. The Company acquired Mine #15 as an idled mine, and since acquisition, the primary work completed at Mine #15 by the Company includes changing working sections within the underground mine, air ventilation enhancements primarily through brattice work and the use of overcasts and installing underground mining infrastructure as the mine advances due to coal extraction. In 2018, Mine #15 produced approximately 199,408 tons and sold the coal at an average price of $84.21 per ton. In 2017, Mine #15 produced approximately 247,234 tons and sold the coal at an average price of $65.88 per ton. During 2018 and 2017, 100% and 100%, respectively, of the coal extracted from Mine #15 was high-vol “B” metallurgical coal quality, of which 100% and 71%, respectively, was sold into the metallurgical market, with the balance sold in the thermal market.

The Carnegie 1 Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie 1 Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie 1 Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie 1 Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Carnegie 1. Mine has the estimated capacity to produce up to approximately 10,000 tons per month of coal. The Company acquired the Carnegie 1 Mine as an idled mine, and since acquisition, the primary work completed at the Carnegie 1 Mine by the Company includes mine rehabilitation work in preparation for production, changing working sections within the underground mine, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. In 2018, the Carnegie 1 Mine produced approximately 8,315 tons and sold the coal at an average price of $84.21 per ton. In 2017, the first year of the mine’s production, the Carnegie 1 Mine produced approximately 11,974 tons and sold the coal at an average price of $65.88. During 2018 and 2017, 100% and 100%, respectively, of the coal extracted from the Carnegie 1 Mine was high-vol “B” metallurgical coal quality, of which 100% and 51%, respectively was sold into the metallurgical market, with the balance sold in the thermal market.

The PointRock Mine is a surface mine in a variety of coal seams, primarily in the Pond Creek, the Lower Alma, the Upper Alma, and Cedar Grove coal seams and located near Phelps, Kentucky. Coal has been produced from the PointRock Mine in the past under different operators. Quest Energy acquired the PointRock Mine in April 2018 and is currently performing reclamation work in advance of re-starting production, which is expected in 2019. PointRock is anticipated to be mined via contour, auger, and highwall mining techniques. The coal will be stockpiled on-site and trucked approximately 23 miles to McCoy Elkhorn’s preparation facilities. The PointRock Mine is anticipated to be operated as a modified contractor mine, whereby McCoy Elkhorn provides certain mining infrastructure and equipment for the operations and pays a contractor a fixed per-ton fee for managing the workforce, procuring other equipment and supplies, and maintaining the equipment and infrastructure in proper working order. The PointRock Mine has the estimated capacity to produce up to approximately 15,000 tons per month of coal and has not yet started coal production under McCoy Elkhorn’s ownership.

Processing & Transportation:

The Bevins #1 Preparation Plant is an 800 ton-per hour coal preparation facility located near Meta, Kentucky, across the road from Mine #15. Bevins #1 has raw coal stockpile storage of approximately 25,000 tons and clean coal stockpile storage of 100,000 tons of coal. The Bevins #1 facility has a fine coal circuit and a stoker circuit that allows for enhance coal recovery and various coal sizing options depending on the needs of the customer. The Company acquired the Bevins Preparation Plants as idled facilities, and since acquisition, the primary work completed at the Bevins Preparation Plants by the Company includes rehabilitating the plants’ warehouse and replacing belt lines.

The Bevins #2 Preparation Plant is on the same permit site as Bevins #1 and is a 500 ton-per-hour processing facility with fine coal recovery and a stoker circuit for coal sizing options. Bevins #2 has raw coal stockpile storage of 25,000 tons of coal and a clean coal stockpile storage of 45,000 tons of coal. We are currently utilizing less than 10% of the available processing capacity of Bevins #1 and Bevins #2.

Both Bevins #1 and Bevins #2 have a batch-weight loadout and rail spur for loading coal into trains for rail shipments. The spur has storage for 110 rail cars and is serviced by CSX Transportation and is located on CSX’s Big Sandy, Coal Run Subdivision. Both Bevins #1 and Bevins #2 have coarse refuse and slurry impoundments called Big Groundhog and Lick Branch. While the Big Groundhog impoundment is nearing the end of its useful life, the Lick Branch impoundment has significant operating life and will be able to provide for coarse refuse and slurry storage for the foreseeable future at Bevins #1 and Bevins #2. Coarse refuse from Bevins #1 and Bevins #2 is belted to the impoundments. Both Bevins #1 and Bevins #2 are facilities owned by McCoy Elkhorn, subject to certain restrictions present in the agreement between McCoy Elkhorn and the surface land owner.

Both Bevins #1 and Bevins #2, as well as the rail loadout, are operational and any work required on any of the plants or loadouts would be routine maintenance. The allocated cost of for this property at McCoy Elkhorn Coal paid by the company is $95,210.

Due to additional coal processing storage capacity at Bevins #1 and Bevins #2 Preparation Plants, McCoy Elkhorn processes, stores, and loads coal for other regional coal producers for an agreed-to fee.

Additional Permits:

In addition to the above mines, McCoy Elkhorn holds 11 additional coal mining permits that are idled operations or in various stages of reclamation. For the idled coal mining operations, McCoy Elkhorn will determine which coal mines to bring back into production, if any, as the coal market changes, and there are currently no other idled mines within McCoy Elkhorn that are slated to go into production in the foreseeable future. Any idled mines that are brought into production would require significant upfront capital investment, and there is no assurance of the feasibility of any such new operations.

Below is a map showing the material properties at McCoy Elkhorn:

Knott County Coal LLC

General:

Located primarily within Knott County, Kentucky (but with additional idled permits in Leslie County, Perry County, and Breathitt County, Kentucky), Knott County Coal is comprised of one active mine (the Wayland Surface Mine) and 22 idled mining permits (or permits in reclamation), including the permits associated with the idled Supreme Energy Preparation Plant. The idled mining permits are either in various stages of planning, idle status or reclamation. The idled mines at Knott County Coal are primarily underground mines that utilize room-and-pillar mining. The coal controlled at Knott County Coal (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry Guide 7.

Mines:

The Wayland Surface Mine is a surface waste-rock reprocessing mine in a variety of coal seams (primarily the Upper Elkhorn 1 coal seam) located near Wayland, Kentucky. The Wayland Surface Mine is mined via area mining through the reprocessing of previously processed coal, and the coal is trucked approximately 22 miles to the Mill Creek Preparation Plant at Deane Mining, where it is processed and sold. The Wayland Surface Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. During June 2018, production at the Wayland Surface Mine commenced under Quest Energy’s ownership. The associated permit was purchased during May 2018. Since acquisition, the primary work completed at the Wayland Surface Mine has been removing overburden to access the coal. The Wayland Surface Mine has the estimated capacity to produce up to approximately 15,000 tons per month of coal and started production in mid-2018 with nominal coal extracted and sold as thermal coal. In 2018, the first year of the mine’s production, the Wayland Surface Mine produced approximately 49,407 tons and sold the coal at an average price of $58.90 per ton.

Other potential customers of Knott County Coal include industrial customers, specialty customers and utilities for electricity generation, although no definitive sales have been identified yet.

Processing & Transportation:

The idled Supreme Energy Preparation Plant is a 400 ton-per-hour coal preparation facility with a fine coal circuit located in Kite, Kentucky. The Bates Branch rail loadout associated with the Supreme Energy Preparation Plant is a batch-weigh rail loadout with 220 rail car storage capacity and serviced by CSX Transportation in their Big Sandy rate district. The coarse refuse is trucked to the Kings Branch impoundment, which is approximately one mile from the Supreme Energy facility. The slurry from coal processing is piped from the Supreme Energy facility to the Kings Branch impoundment.

The Supreme Energy Preparation Plant is owned by Knott County Coal, subject to certain restrictions present in the agreement between Knott County Coal and the surface land owner, Land Resources & Royalties LLC.

The Company acquired the Supreme Energy Preparation Plants as an idled facility, and since acquisition, no work has been performed at the facility other than minor maintenance. Both the Supreme Energy Preparation Plant and the rail loadout are idled and would require an undetermined amount of work and capital to bring them into operation. The allocated cost of for the property at Knott County Coal paid by the Company is $286,046.

Additional Permits:

In addition to the above mines, Knott County Coal holds 20 additional coal mining permits that are in development, idled or in various stages of reclamation. Any idled mines that are brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations.

Below is a map showing the location of the idled Supreme Energy Prep Plant, Raven Prep Plant, Loadouts, and plant impoundments at Knott County Coal:

Deane Mining LLC

General:

Located within Letcher County and Knott County, Kentucky, Deane Mining LLC is comprised of one active underground coal mine (the Access Energy Mine), one active surface mine (Razorblade Surface) and one active coal preparation facility called Mill Creek Preparation Plant, along with 12 additional idled mining permits (or permits in reclamation). The idled mining permits are either in various stages of development, reclamation or being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Deane Mining (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry Guide 7.

Mines:

Access Energy is a deep mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Company acquired Access Energy as an idled mine, and since acquisition, the primary work completed at Access Energy by the Company includes mine rehabilitation work in preparation for production, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. Access Energy has the estimated capacity to produce up to approximately 20,000 tons per month of coal. In 2018, Access Energy produced approximately 125,705 tons and sold the coal at an average price of $65.88 per ton. In 2017, the first year of the mine’s production, Access Energy produced approximately 43,286 tons and sold the coal at an average price of $58.80 per ton. 100% of the coal sold from Access Energy in 2018 and 2017 was sold as thermal coal, respectively.

Razorblade Surface is a surface mine currently mining the Hazard 4 and Hazard 4 Rider coal seams and located in Deane, Kentucky. Razorblade Surface is mined via contour, auger, and highwall mining methods, and the coal is stockpiled on site where it trucked to the Mill Creek Preparation Plant approximately one mile away for processing. Razorblade Surface is run as both a contractor mine and as a “company run” mine for coal extraction and began extracting coal in spring of 2018. Coal produced from Razorblade Surface is trucked approximately one mile to the Mill Creek Preparation Plant. The Company acquired the Razorblade Surface mine as a new, undisturbed mine, and since acquisition, the primary work completed at Razorblade Surface has been some initial engineering work and removing overburden to access the coal. Razorblade Surface mine has the estimated capacity to produce up to approximately 8,000 tons per month of coal and started production in mid-2018 with nominal coal extracted and sold as thermal coal. In 2018, the first year of the mine’s production, Razorblade Surface produced approximately 18,943 tons and sold the coal at an average price of $58.80 per ton. 100% of the coal sold from Razorblade Surface in 2018 was sold as thermal coal.

The coal production from Deane Mining LLC is currently sold a utility located in southeast United States under a contract that expires December 2018, along with coal sold in the spot market. Deane Mining is in discussions with various customers to sell additional production from Access Energy, Razorblade, and Wayland Surface mines, combined with other potential regional coal production, as pulverized coal injection (PCI) to steel mills, industrial coal, and thermal coal to other utilities for electricity generation.

Processing & Transportation:

The Mill Creek Preparation Plant is an 800 ton-per-hour coal preparation facility located in Deane, Kentucky. The associated RapidLoader rail loadout is a batch-weight rail loadout with 110 car storage capacity and services by CSX Transportation in their Big Sandy and Elkhorn rate districts. The Mill Creek Preparation Plant is owned by Deane Mining, subject to certain restrictions present in the agreement between Deane Mining and the surface land owner, Land Resources & Royalties LLC. We are currently utilizing less than 10% of the available processing capacity of the Mill Creek Preparation Plant.

Both the Mill Creek Preparation Plant and the rail loadout are operational, and any work required on any of the plant or loadouts would be routine maintenance. The allocated cost of for the property at Deane Mining paid by the Company is $1,569,641.

Additional Permits:

In addition to the above mines and preparation facility, Deane Mining holds 12 additional coal mining permits that are in development, idled or in various stages of reclamation. Any idled mines that are brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations.

Below is a map showing the material properties at Deane Mining:

Wyoming County Coal LLC

General:

Located within Wyoming County, West Virginia, Wyoming County Coal is comprised of two idled underground mining permits and the three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. The two idled mining permits are undisturbed underground mines that are anticipated to utilize room-and-pillar mining. The coal controlled at Wyoming County Coal (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry Guide 7.

Mines:

The mining permits held by Wyoming County Coal are in various stages of planning with no mines currently in production.

Potential customers of Wyoming County Coal would include steel mills in the United States or international marketplace although no definitive sales have been identified yet.

Processing & Transportation:

The idled Pioneer Preparation Plant is a 350 ton-per-hour coal preparation facility located near Oceana, West Virginia. The Hatcher rail loadout associated with the Pioneer Preparation Plant is a rail loadout serviced by Norfolk Southern Corporation. The refuse from the preparation facility is trucked to the Simmons Fork Refuse Impoundment, which is approximately 1.0 mile from the Pioneer Preparation facility. The preparation plant utilizes a belt press technology which eliminates the need for pumping slurry into a slurry pond for storage within an impoundment.

The Company is in the initial planning phase of getting estimates on the cost to upgrade the preparation facility to a modern 350 ton per hour preparation facility, although no cost estimates have yet been received. The Company is also in the initial planning phase of getting estimates on the cost and timing of upgrading the rail load out facility to a modern batch weight load out system, although no cost estimates have yet been received.

The Company acquired the Pioneer Preparation Plants as an idled facility, and since acquisition, no work has been performed at the facility. Both the Pioneer Preparation Plant and the rail loadout are idled and would require an undetermined amount of work and capital to bring them into operation, which is currently in the initial phases of planning and no cost estimates have been received. The allocated cost for the property at Wyoming County Coal will pay by the Company is $22,326,101 of which $22,091,688 has been paid using shares of the Company’s Class A Common stock. The remaining portion is to be paid from cash.

Permits:

Wyoming County Coal holds two coal mining permits that are in the initial planning phase and three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. Any mine that is brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations.

Below is a map showing the location of the idled Pioneer Prep Plant, Hatcher rail Loadout, and Simmons Fork Refuse Impoundment at Wyoming County Coal:

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned ERC Mining LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of December 31, 2018 and 2017, respectively. ERC Mining LLC is considered a variable interest entity and is consolidated into Quest Energy’s financial statements.

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

In addition to the current owned permits and controlled deposits, ARC may, from time to time, and frequently, acquire additional coal mining permits or deposits, or dispose of coal mining permits or deposits currently held by ARC, as management of the Company deems appropriate.

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

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. Coal sales currently come from the Company’s McCoy Elkhorn’s Mine #15 and Carnegie 1 mines, Knott County Coal’s Wayland Surface mine, and Deane Mining’s Access Energy and Razorblade Surface mines. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

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

In addition, our customers are subject to extensive regulation regarding the environmental impacts associated with the combustion or other use of coal, which may affect demand for our coal. Changes in applicable laws or the adoption of new laws relating to energy production, GHG emissions and other emissions from use of coal products may cause coal to become a less attractive source of energy, which may adversely affect our mining operations, the cost structure and, the demand for coal. For example, if the emissions rates or caps adopted under the CPP on GHGs are upheld or a tax on carbon is imposed, the market share of coal as fuel used to generate electricity would be expected to decrease.

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

Surface Mining Control and Reclamation Act

SMCRA establishes operational, reclamation and closure standards for our mining operations and requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. SMCRA also stipulates compliance with many other major environmental statutes, including the CAA, the CWA, the ESA, RCRA and CERCLA. Permits for all mining operations must be obtained from the United States Office of Surface Mining (“OSM”) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. Our operations are located in states which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs.

SMCRA imposes a complex set of requirements covering all facets of coal mining. SMCRA regulations govern, among other things, coal prospecting, mine plan development, topsoil or growth medium removal and replacement, disposal of excess spoil and coal refuse, protection of the hydrologic balance, and suitable post mining land uses.

From time to time, OSM will also update its mining regulations under SMCRA. For example, in December 2016, OSM finalized a new version of the Stream Protection Rule which became effective in January 2017. The rule would have impacted both surface and underground mining operations, as it would have imposed stricter guidelines on conducting coal mining operations, and would have required more extensive baseline data on hydrology, geology and aquatic biology in permit applications. The rule also required the collection of increased pre-mining data about the site of the proposed mining operation and adjacent areas to establish a baseline for evaluation of the impacts of mining and the effectiveness of reclamation associated with returning streams to pre-mining conditions. However, in February 2017, both the House and Senate passed a resolution disapproving of the Stream Protection Rule pursuant to the Congressional Review Act (“CRA”). President Trump signed the resolution on February 16, 2017 and, pursuant to the CRA, the Stream Protection Rule “shall have no force or effect” and cannot be replaced by a similar rule absent future legislation. On November 17, 2017, OSMRE published a Federal Register notice that removed the text of the Stream Protection Rule from the Code of Federal Regulations. Whether Congress will enact future legislation to require a new Stream Protection Rule remains uncertain. The existing rules, or other new SMCRA regulations, could result in additional material costs, obligations and restrictions upon our operations.

Abandoned Mine Lands Fund

SMCRA also imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the AML Fund, which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.280 per ton for surface mined coal and $0.120 per ton for underground mined coal. These fees are currently scheduled to be in effect until September 30, 2021.

Mining Permits and Approvals

Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state, and local authorities data detailing the effect or impact that any proposed exploration project for production of coal may have upon the environment, the public and our employees. The permitting rules, and the interpretations of these rules, are complex, change frequently, and may be subject to discretionary interpretations by regulators. The requirements imposed by these permits and associated regulations can be costly and time-consuming and may delay commencement or continuation of exploration, production or expansion at our operations. The governing laws, rules, and regulations authorize substantial fines and penalties, including revocation or suspension of mining permits under some circumstances. Monetary sanctions and, in certain circumstances, even criminal sanctions may be imposed for failure to comply with these laws.

Applications for permits and permit renewals at our mining operations are also subject to public comment and potential legal challenges from third parties seeking to prevent a permit from being issued, or to overturn the applicable agency’s grant of the permit. Should our permitting efforts become subject to such challenges, they could delay commencement, continuation or expansion of our mining operations. If such comments lead to a formal challenge to the issuance of these permits, the permits may not be issued in a timely fashion, may involve requirements which restrict our ability to conduct our mining operations or to do so profitably, or may not be issued at all. Any delays, denials, or revocation of these or other similar permits we need to operate could reduce our production and materially adversely impact our cash flow and results of our operations.

In order to obtain mining permits and approvals from state regulatory authorities, mine operators must also submit a reclamation plan for restoring the mined property to its prior condition, productive use or other permitted condition. The conditions of certain permits also require that we obtain surface owner consent if the surface estate has been split from the mineral estate. This requires us to negotiate with third parties for surface access that overlies coal we acquired or intend to acquire. These negotiations can be costly and time-consuming, lasting years in some instances, which can create additional delays in the permitting process. If we cannot successfully negotiate for land access, we could be denied a permit to mine coal we already own.

Finally, we typically submit necessary mining permit applications several months, or even years, before we anticipate mining a new area. However, we cannot control the pace at which the government issues permits needed for new or ongoing operations. For example, the process of obtaining CWA permits can be particularly time-consuming and subject to delays and denials. The EPA also has the authority to veto permits issued by the Corps under the CWA’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. Even after we obtain the permits that we need to operate, many of the permits must be periodically renewed, or may require modification. There is some risk that not all existing permits will be approved for renewal, or that existing permits will be approved for renewal only upon terms that restrict or limit our operations in ways that may be material.

Financial Assurance

Federal and state laws require a mine operator to secure the performance of its reclamation and lease obligations under SMCRA through the use of surety bonds or other approved forms of financial security for payment of certain long-term obligations, including mine closure or reclamation costs. The changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities under the SMCRA permits including for reclamation. In response to these bankruptcies, OSMRE issued a Policy Advisory in August 2016 to state agencies that are authorized under the SMCRA to implement the act in their states. Certain states, including Virginia, had previously announced that it would no longer accept self-bonding to secure reclamation obligations under the state mining laws. This Policy Advisory is intended to discourage authorized states from approving self-bonding arrangements and may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations. In addition, OSMRE announced in August 2016 that it would initiate a rulemaking under SMCRA to revise the requirements for self-bonding. Individually and collectively, these revised various financial assurance requirements may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may delay the timing for and increase the costs of obtaining the required financial assurance.

We may use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. The bonds are renewable on a yearly basis. Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. Sureties typically require coal producers to post collateral, often having a value equal to 40% or more of the face amount of the bond. As a result, we may be required to provide collateral, letters of credit or other assurances of payment in order to obtain the necessary types and amounts of financial assurance. Under our surety bonding program, we are not currently required to post any letters of credit or other collateral to secure the surety bonds; obtaining letters of credit in lieu of surety bonds could result in a significant cost increase. Moreover, the need to obtain letters of credit may also reduce amounts that we can borrow under any senior secured credit facility for other purposes. If, in the future, we are unable to secure surety bonds for these obligations, and are forced to secure letters of credit indefinitely or obtain some other form of financial assurance at too high of a cost, our profitability may be negatively affected.

Although our current bonding capacity approved by our surety, Lexon Insurance Company, is substantial and enough to cover our current and anticipated future bonding needs, this amount may increase or decrease over time. As of December 31, 2018, and 2017, we had outstanding surety bonds at all of our mining operations totaling approximately $26.66 million and $24.80 million, respectively. While we anticipate reducing the outstanding surety bonds through continued reclamation of many of our permits, that number may increase should we acquire additional mining permits, acquire additional mining operations, expand our mining operations that result in additional reclamation bonds, or if any of our sites encounters additional environmental liability that may require additional reclamation bonding. While we intend to maintain a credit profile that eliminates the need to post collateral for our surety bonds, our surety has the right to demand additional collateral at its discretion.

Mine Safety and Health

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

From time to time MSHA will also publish new regulations imposing additional requirements and costs on our operations. For example, MSHA implemented a rule in August 2014 to lower miners’ exposure to respirable coal mine dust. The rule requires shift dust to be monitored and reduces the respirable dust standard for designated occupants and miners. MSHA also finalized a new rule in January 2015 on proximity detection systems for continuous mining machines, which requires underground coal mine operators to equip continuous mining machines, except full-face continuous mining machines, with proximity detection systems.

Kentucky, West Virginia, and Virginia all have similar programs for mine safety and health regulation and enforcement. The various requirements mandated by federal and state statutes, rules, and regulations place restrictions on our methods of operation and result in fees and civil penalties for violations of such requirements or criminal liability for the knowing violation of such standards, significantly impacting operating costs and productivity. The regulations enacted under the Mine Act and MINER Act as well as under similar state acts are routinely expanded or made more stringent, raising compliance costs and increasing potential liability. Our compliance with current or future mine health and safety regulations could increase our mining costs. At this time, it is not possible to predict the full effect that new or proposed statutes, regulations and policies will have on our operating costs, but any expansion of existing regulations, or making such regulations more stringent may have a negative impact on the profitability of our operations. If we were to be found in violation of mine safety and health regulations, we could face penalties or restrictions that may materially and adversely impact our operations, financial results and liquidity.

In addition, government inspectors have the authority to issue orders to shut down our operations based on safety considerations under certain circumstances, such as imminent dangers, accidents, failures to abate violations, and unwarrantable failures to comply with mandatory safety standards. If an incident were to occur at one of our operations, it could be shut down for an extended period of time, and our reputation with prospective customers could be materially damaged. Moreover, if one of our operations is issued a notice of pattern of violations, then MSHA can issue an order withdrawing the miners from the area affected by any enforcement action during each subsequent significant and substantial (“S&S”) citation until the S&S citation or order is abated. In 2013 MSHA modified the pattern of violations regulation, allowing, among other things, the use of non-final citations and orders in determining whether a pattern of violations exists at a mine.

Workers’ Compensation and Black Lung

We are insured for workers’ compensation benefits for work related injuries that occur within our United States operations. We retain exposure for the first $10,000 per accident for all of our subsidiaries and are insured above the deductible for statutory limits. Workers’ compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the operating subsidiary or combined insurance industry data when historical data is limited. State workers’ compensation acts typically provide for an exception to an employer’s immunity from civil lawsuits for workplace injuries in the case of intentional torts. However, Kentucky’s workers’ compensation act provides a much broader exception to workers’ compensation immunity. The exception allows an injured employee to recover against his or her employer where he or she can show damages caused by an unsafe working condition of which the employer was aware that was a violation of a statute, regulation, rule or consensus industry standard. These types of lawsuits are not uncommon and could have a significant impact on our operating costs.

The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes, we may also be liable under state laws for black lung claims.

Clean Air Act

The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter such as fugitive dust. The CAA indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In addition to the GHG issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for our coal, directly or indirectly, include, but are not limited to, the following:

•

Clean Air Interstate Rule and Cross-State Air Pollution Rule. the Clean Air Interstate Rule (“CAIR”) calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In June 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”), a replacement rule to CAIR, which requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Following litigation over the rule, the EPA issued an interim final rule reconciling the CSAPR rule with a court order, which calls for Phase 1 implementation of CSAPR in 2015 and Phase 2 implementation in 2017. In September 2016, the EPA finalized an update to CSAPR for the 2008 ozone NAAQS by issuing the final CSAPR Update. Beginning in May 2017, this rule will reduce summertime (May—September) nitrogen oxide emissions from power plants in 22 states in the eastern United States. For states to meet their requirements under CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. However, the practical impact of CSAPR may be limited because utilities in the U.S. have continued to take steps to comply with CAIR, which requires similar power plant emissions reductions, and because utilities are preparing to comply with the Mercury and Air Toxics Standards (“MATS”) regulations, which require overlapping power plant emissions reductions.

•

Acid Rain. Title IV of the CAA requires reductions of sulfur dioxide emissions by electric utilities and applies to all coal-fired power plants generating greater than 25 Megawatts of power. Affected power plants have sought to reduce sulfur dioxide emissions by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emission allowances. These reductions could impact our customers in the electric generation industry. These requirements are not supplanted by CSAPR.

•

NAAQS for Criterion Pollutants. The CAA requires the EPA to set standards, referred to as NAAQS, for six common air pollutants: carbon monoxide, nitrogen dioxide, lead, ozone, particulate matter and sulfur dioxide. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. The EPA has adopted more stringent NAAQS for nitrogen oxide, sulfur dioxide, particulate matter and ozone. As a result, some states will be required to amend their existing individual state implementation plans (“SIPs”) to achieve compliance with the new air quality standards. Other states will be required to develop new plans for areas that were previously in “attainment,” but do not meet the revised standards. For example, in October 2015, the EPA finalized the NAAQS for ozone pollution and reduced the limit to parts per billion (ppb) from the previous 75 ppb standard. Under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. The final rules and new standards may impose additional emissions control requirements on our customers in the electric generation, steelmaking, and coke industries. Because coal mining operations emit particulate matter and sulfur dioxide, our mining operations could be affected when the new standards are implemented by the states.

•

Nitrogen Oxide SIP Call. The nitrogen oxide SIP Call program was established by the EPA in October 1998 to reduce the transport of nitrogen oxide and ozone on prevailing winds from the Midwest and South to states in the Northeast, which alleged that they could not meet federal air quality standards because of migrating pollution. The program is designed to reduce nitrogen oxide emissions by one million tons per year in 22 eastern states and the District of Columbia. As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures will make it costlier to operate coal-fired power plants, potentially making coal a less attractive fuel.

•

Mercury and Hazardous Air Pollutants. In February 2012, the EPA formally adopted the MATS rule to regulate emissions of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal- and oil-fired power plants. Following a legal challenge to MATS, the EPA issued a new determination in April 2016 that it is appropriate and necessary to regulate these pollutants from power plants. Like CSAPR, MATS and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants. Such retirements would likely adversely impact our business.

Global Climate Change

Climate change continues to attract considerable public and scientific attention. There is widespread concern about the contributions of human activity to such changes, especially through the emission of GHGs. There are three primary sources of GHGs associated with the coal industry. First, the end use of our coal by our customers in electricity generation, coke plants, and steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in coal production and to transport our coal to our customers is a source of GHGs. Third, coal mining itself can release methane, which is considered to be a more potent GHG than CO2, directly into the atmosphere. These emissions from coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate change.

As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. Collectively, these initiatives could result in higher electric costs to our customers or lower the demand for coal used in electric generation, which could in turn adversely impact our business.

At present, we are principally focused on metallurgical coal production, which is not used in connection with the production of power generation. However, we may seek to sell greater amounts of our coal into the power-generation market in the future. The market for our coal may be adversely impacted if comprehensive legislation or regulations focusing on GHG emission reductions are adopted, or if our customers are unable to obtain financing for their operations. At the international level, the United Nations Framework Convention on Climate Change released an international climate agreement in December 2015. The agreement has been ratified by more than 70 countries, and entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. In addition, in November 2014, President Obama announced that the United States would seek to cut net GHG emissions 26-28 percent below 2005 levels by 2025 in return for China’s commitment to seek to peak emissions around 2030, with concurrent increases in renewable energy.

At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, has determined that emissions of GHGs present an endangerment to public health and the environment, because emissions of GHGs are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. For example, in August 2015, EPA finalized the CPP to cut carbon emissions from existing power plants. The CPP creates individualized emission guidelines for states to follow and requires each state to develop an implementation plan to meet the individual state’s specific targets for reducing GHG emissions. The EPA also proposed a federal compliance plan to implement the CPP in the event that a state does not submit an approvable plan to the EPA. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP. This stay suspends the rule and will remain in effect until the completion of the appeals process. The Supreme Court’s stay only applies to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. If the CPP is ultimately upheld and depending on how it is implemented by the states, it could have an adverse impact on the demand for coal for electric generation.

At the state level, several states have already adopted measures requiring GHG emissions to be reduced within state boundaries, including cap-and-trade programs and the imposition of renewable energy portfolio standards. Various states and regions have also adopted GHG initiatives and certain governmental bodies, have imposed, or are considering the imposition of, fees or taxes based on the emission of GHGs by certain facilities. A number of states have also enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power.

The uncertainty over the outcome of litigation challenging the CPP and the extent of future regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions could decrease demand for our coal, thereby reducing our revenues and materially and adversely affecting our business and results of operations. We or prospective customers may also have to invest in CO2 capture and storage technologies in order to burn coal and comply with future GHG emission standards.

Finally, there have been attempts to encourage greater regulation of coalbed methane because methane has a greater GHG effect than CO2. Methane from coal mines can give rise to safety concerns and may require that various measures be taken to mitigate those risks. If new laws or regulations were introduced to reduce coalbed methane emissions, those rules could adversely affect our costs of operations by requiring installation of air pollution controls, higher taxes, or costs incurred to purchase credits that permit us to continue operations.

Clean Water Act

The CWA and corresponding state laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. Likewise, permits are required under the CWA to construct impoundments, fills or other structure in areas that are designated as waters of the United States. The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements.

Prior to discharging any pollutants into waters of the United States, coal mining companies must obtain a National Pollutant Discharge Elimination System (“NPDES”) permit from the appropriate state or federal permitting authority. NPDES permits include effluent limitations for discharged pollutants and other terms and conditions, including required monitoring of discharges. Failure to comply with the CWA or NPDES permits can lead to the imposition of significant penalties, litigation, compliance costs and delays in coal production. Changes and proposed changes in state and federally recommended water quality standards may result in the issuance or modification of permits with new or more stringent effluent limits or terms and conditions. For instance, waters.

For instance, waters that states have designated as impaired (i.e., as not meeting present water quality standards) are subject to Total Maximum Daily Load regulations, which may lead to the adoption of more stringent discharge standards for our coal mines and could require more costly treatment. Likewise, the water quality of certain receiving streams requires an anti-degradation review before approving any discharge permits. TMDL regulations and anti-degradation policies may increase the cost, time and difficulty associated with obtaining and complying with NPDES permits.

In addition, in certain circumstances private citizens may challenge alleged violations of NPDES permit limits in court. While it is difficult to predict the outcome of any potential or future suits, such litigation could result in increased compliance costs following the completion of mining at our operations.

Finally, in June 2015, the EPA and the Corps published a new definition of “waters of the United States” (“WOTUS”) that became effective on August 28, 2015. Many groups have filed suit to challenge the validity of this rule. The U.S. Court of Appeals for the Sixth Circuit stayed the rule nationwide pending the outcome of this litigation. On January 22, 2018, the Supreme Court held that the courts of appeals do not have original jurisdiction to review challenges to the 2015 Rule. With this final rule, the agencies intend to maintain the status quo by adding an applicability date to the 2015 Rule and thus providing continuity and regulatory certainty for regulated entities, the States and Tribes, and the public while the agencies continue to consider possible revisions to the 2015 Rule. In light of this holding, in February 2018 the agencies published a final rule adding an applicability date to the 2015 Rule of February 6, 2020. We anticipate that the WOTUS rules, if upheld in litigation, will expand areas requiring NPDES or Corps Section 404 permits. If so, the CWA permits we need may not be issued, may not be issued in a timely fashion, or may be issued with new requirements which restrict our ability to conduct our mining operations or to do so profitably.

Resource Conservation and Recovery Act

RCRA and corresponding state laws establish standards for the management of solid and hazardous wastes generated at our various facilities. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past hazardous waste treatment, storage and disposal practices. In addition, RCRA requires certain of our facilities to evaluate and respond to any past release, or threatened release, of a hazardous substance that may pose a risk to human health or the environment.

RCRA may affect coal mining operations by establishing requirements for the proper management, handling, transportation and disposal of solid and hazardous wastes. Currently, certain coal mine wastes, such as earth and rock covering a mineral deposit (commonly referred to as overburden) and coal cleaning wastes, are exempted from hazardous waste management under RCRA. Any change or reclassification of this exemption could significantly increase our coal mining costs.

EPA began regulating coal ash as a solid waste under Subtitle D of RCRA in 2015. The EPA’s rule requires closure of sites that fail to meet prescribed engineering standards, regular inspections of impoundments, and immediate remediation and closure of unlined ponds that are polluting ground water. The rule also establishes limits for the location of new sites. However, the rule does not regulate closed coal ash impoundments unless they are located at active power plants. These requirements, as well as any future changes in the management of coal combustion residues, could increase our customers’ operating costs and potentially reduce their ability or need to purchase coal. In addition, contamination caused by the past disposal of coal combustion residues, including coal ash, could lead to material liability for our customers under RCRA or other federal or state laws and potentially further reduce the demand for coal.

Comprehensive Environmental Response, Compensation and Liability Act

CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances into the environment. Under CERCLA and similar state laws, joint and several liabilities may be imposed on hazardous substance generators, site owners, transporters, lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the primary hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could trigger the liability provisions of CERCLA or similar state laws. Thus, we may be subject to liability under CERCLA and similar state laws for coal mines that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent hazardous substances. These liabilities could be significant and materially and adversely impact our financial results and liquidity.

Endangered Species and Bald and Golden Eagle Protection Acts

The ESA and similar state legislation protect species designated as threatened, endangered or other special status. The U.S. Fish and Wildlife Service (the “USFWS”) works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from mining-related impacts. Several species indigenous to the areas in which we operate area protected under the ESA. Other species in the vicinity of our operations may have their listing status reviewed in the future and could also become protected under the ESA. In addition, the USFWS has identified bald eagle habitat in some of the counties where we operate. The Bald and Golden Eagle Protection Act prohibits taking certain actions that would harm bald or golden eagles without obtaining a permit from the USFWS. Compliance with the requirements of the ESA and the Bald and Golden Eagle Protection Act could have the effect of prohibiting or delaying us from obtaining mining permits. These requirements may also include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats.

Use of Explosives

Our surface mining operations are subject to numerous regulations relating to blasting activities. Due to these regulations, we will incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring, either directly or through the costs of a contractor we may employ. In addition, the storage of explosives is subject to various regulatory requirements. For example, pursuant to a rule issued by the Department of Homeland Security in 2007, facilities in possession of chemicals of interest (including ammonium nitrate at certain threshold levels) are required to complete a screening review. Our mines are low risk, Tier 4 facilities which are not subject to additional security plans. In 2008, the Department of Homeland Security proposed regulation of ammonium nitrate under the ammonium nitrate security rule. Additional requirements may include tracking and verifications for each transaction related to ammonium nitrate, though a final rule has yet to be issued. Finally, in December 2014, the OSM announced its decision to pursue a rulemaking to revise regulations under SMCRA which will address all blast generated fumes and toxic gases. OSM has not yet issued a proposed rule to address these blasts. The outcome of these rulemakings could materially adversely impact our cost or ability to conduct our mining operations.

National Environmental Policy Act

NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment, such as issuing a permit or other approval. In the course of such evaluations, an agency will typically prepare an environmental assessment to determine the potential direct, indirect and cumulative impacts of a proposed project. Where the activities in question have significant impacts to the environment, the agency must prepare an environmental impact statement. Compliance with NEPA can be time-consuming and may result in the imposition of mitigation measures that could affect the amount of coal that we are able to produce from mines on federal lands and may require public comment. Furthermore, whether agencies have complied with NEPA is subject to protest, appeal or litigation, which can delay or halt projects. The NEPA review process, including potential disputes regarding the level of evaluation required for climate change impacts, may extend the time and/or increase the costs and difficulty of obtaining necessary governmental approvals, and may lead to litigation regarding the adequacy of the NEPA analysis, which could delay or potentially preclude the issuance of approvals or grant of leases.

The Council on Environmental Quality recently released guidance discussing how federal agencies should consider the effects of GHG emissions and climate change in their NEPA evaluations. The guidance encourages agencies to provide more detailed discussion of the direct, indirect, and cumulative impacts of a proposed action’s reasonably foreseeable emissions and effects. This guidance could create additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our operations due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.

Other Environmental Laws

We are required to comply with numerous other federal, state, and local environmental laws and regulations in addition to those previously discussed. These additional laws include but are not limited to the Safe Drinking Water Act, the Toxic Substances Control Act, and the Emergency Planning and Community Right-to-Know Act. Each of these laws can impact permitting or planned operations and can result in additional costs or operational delays.

Property

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expired in December 2018 and is continuing on a month-to-month basis. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy Elkhorn’s Mine #15, McCoy Elkhorn’s Carnegie 1 Mine and Deane Mining’s Access Energy mine are primarily run by company employees, and Deane Mining’s Razorblade Surface mine is primarily run by contract labor, and the Company’s various coal preparation facilities are run by company employees.

The Company currently has approximately 227 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expired in December 2018 and is continuing on a month-to-month basis. We also rent office space, from an affiliated entity, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021. The future annual rent is $6,000 through 2021. Rent expense for 2018 and 2017 amounted to $36,000 and $26,000 each year, respectively.

Item 3. Legal Proceedings.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A Common Stock (also referred to as common stock or shares) is presently traded on the NASDAQ Capital Market under the ticker symbol AREC. Our common stock has been thinly traded since our Company’s inception. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future. The following table sets forth information as reported by the OTC Markets Group for the high and low bid and ask prices for each of the eight quarters ending December 31, 2018 for our common stock. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2017
March 31	$18.00	$1.53
June 30	6.60	1.00
September 30	1.00	0.05
December 31	0.05	0.50
Quarters ending in 2018
March 31	$4.50	$0.05
June 30	2.25	1.00
September 30	7.05	1.00
December 31	$13.49	$5.85

(b) Holders

As of April 1, 2019, the Company had 162 Class A Common Stock shareholders of record holding 23,316,197 shares of our Class A Common Stock issued and outstanding. This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 1,954,450 Class A Common Stock. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

No established public market for common stock

Although there have been a few trades of our stock on the OTC Pinks, the quotations have been limited and sporadic and thus, there is presently no established public market for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of our securities may, therefore, find it difficult to resell our securities should he or she desire to do so. Effective, February 15, 2019, The Company’s Common Stock began trading on the NASDAQ Capital Market.

Recent Sales of Unregistered Securities.

CLASS A COMMON STOCK

During the periods ending December 31, 2018 and December 31, 2017, the Company engaged in the sale of its unregistered securities as described below. The shares of our Class A Common Stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our Class A Common Stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

On July 18, 2018, we issued 150,000 restricted common shares to Sylva International LLC for an agreement to provide digital marketing services to the Company. The agreement was subsequently terminated by the Company for breach of contract.

On September 14, 2018, we issued 105,000 restricted common shares and 175,000 warrants to Redstone Communications LLC and 45,000 restricted common shares and 75,000 to Mr. Marlin Molinaro as compensation for the first six months of an agreement to provide for public relations with existing shareholders, broker dealers, and other investment professionals for the Company.

On October 24, 2018, warrants totaling 69,420 common shares of the company were exercised by a non-affiliated shareholder. The exercise was a cashless exercise.

On November 5, 2018, 4,336,012 Series A preferred shares were converted into 14,453,373 common shares of the company in a cashless conversion under the terms of the agreement.

On November 7, 2018, Wyoming County Coal LLC, acquired 5 permits, coal processing and loading facilities, surface ownership, mineral ownership, and coal refuse storage facilities from unrelated entities. As part of the consideration for the acquired assets we issued 1,727,273 shares of common stock of the Company to the seller.

On November 7, 2018, 964,290 Series B preferred shares were converted into 267,859 common shares of the company in a cashless conversion.

On November 7, 2018, $36,000 worth of trade payables were settled with 6,000 common shares of the company.

On November 14, 2018, $225,000 worth of equipment debt was settled with 37,500 common shares of the company.

On December 3, 2018, 10,000 shares of Class A Common stock and a warrant to purchase 417 shares of the company were issued to an unrelated firm for consulting services. The warrant has a strike price of $6.00 per share, has a two-year term, and can be exercised via a cashless exercise by the holder at any time during its term. The agreement also carries the commitment that a cash fee of $10,000 will be payable under the agreement at the time the company closes a financing of greater than $1.0 million. An additional 15,000 shares will be issued on June 1, 2019 if the agreement is still in effect.

On January 16, 2019, an affiliate of the Company converted its remaining 29,051 shares of Series A Preferred into 96,837 Class A Common shares.

On January 17, 2019, a non-affiliated shareholder partially exercised 300,000 shares of a warrant they held in the Company. The exercise was cashless, and the shareholder received 299,697 shares of common stock as a result of the conversion.

On January 25, 2019, the Company extended its consulting agreement with Redstone Communications, LLC for an additional six-month term, and as a result, we issued 105,000 restricted common shares to Redstone Communications LLC and 45,000 restricted common shares to Mr. Marlin Molinaro, another five-year warrant to purchase up to 175,000 common shares of our Company at an exercise price of $1.50 per share and issued to Mr. Marlin Molinaro another five-year warrant to purchase up to 75,000 common shares of our Company at an exercise price of $1.50 per share as compensation for the second six months of an agreement. Should Redstone Communications, LLC and Mr. Molinaro receive and exercise the warrants received under the second six months of engagement, the Company will receive up to $262,500 and $112,500, respectively. These common shares have not been physically issued.

On January 27, 2019, the Company issued 1,000 shares of Class A Common Stock to an unrelated party for the consideration of $5,000 cash to the Company.

On January 28, 2019, the Company issued a total of 400 shares of Class A Common Stock to two unrelated parties for the total consideration of $2,000 cash to the Company.

On January 30, 2019, the Company entered into an Investor Relations Agreement with American Capital Ventures, Inc. (“American Capital”) whereby American Capital will provide, among other services, assistance to the Company in planning, reviewing and creating corporate communications, press releases, and presentations and consulting and liaison services to the Company relating to the conception and implementation of its corporate and business development plan. The term of the agreement is six months and American Capital was immediately issued 9,000 shares of Class A Common stock as compensation under the agreement.

On February 1, 2019, the Company issued a total of 1,000 shares of Class A Common Stock to two unrelated parties for the total consideration of $5,000 cash to the Company.

On February 12, 2019, McCoy signed a contract with an unrelated party for the acquisition of stock and membership interests of entities with non-operating assets consisting of surface and mineral ownership and other related agreements. The transaction is expected to close simultaneous with this offering. Consideration is expected to be in the form of 2,000,000 Class A common shares, priced at $12.79 per share of common stock, as well as $500,000 cash and a promissory note totaling $2,000,000 with a maturity of less than 1 year. The note is secured by a land contract on the acquired property.

On February 6, 2019, a non-affiliated shareholder partially exercised 300,000 shares of a warrant they held in the Company. The exercise was cashless, and the shareholder received 299,730 shares of common stock as a result of the conversion.

On February 4 through February 8, 2019, the Company issued a total of 17,800 shares of Class A Common Stock to sixteen unrelated parties for the total consideration of $89,000 cash to the Company.

On February 10, 2019, $3,000 worth of trade payables were settled with 500 common shares of the company.

On February 14, 2019, 452,729 Series A preferred shares were converted into 1,509,097 common shares of the company in a cashless conversion under the terms of the agreement. This resulted in no more Series A Preferred stock being outstanding.

On February 20, 2019, the Company issued 1,000,000 shares of Class A Common Stock at a price of $4 per share in conjunction with its effective S-1/A Registration Statement.  Net proceeds to the Company amounted to $3,695,000.  On March 7, 2019, the Company issued an additional 150,000 shares of Class A Common Stock at a price of $4 per share as the over-allotment from the effective A-1/A Registration Statement. The net proceeds to the company amounted to $558,000.

During the twelve months ended December 31, 2018 the Company issued shares of our Class A Common Stock at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Dollar Amount

7/18/2018	Sylva International LLC	150,000	$1.10/share	$165,000
9/14/18	Redstone Communications LLC	105,000	1.45	152,250
9/14/18	Mr. Marlin Molinaro	45,000	1.45	65,250
11/7/18	Mr. Thomas Shelton	1,727,273	12.79	22,091,822
11/7/18	George & George LLC	6,000	6.00	36,000
11/14/18	The Baughan Group, Inc.	37,500	6.00	225,000
11/1/18	North Coast Advisors	10,000	10.00	100,000

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

SERIES A PREFERRED STOCK

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series A Preferred stock, par value $0.0001 per share, covering up to an aggregate of 5,000,000 shares of Series A Preferred stock. The Series A Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. Effective November 5, 2018, the eleven Series A Preferred holders elected to proportionally convert a total of 4,336,012 of the 4,817,792 total Series A Preferred stock outstanding into 14,453,373 common shares of the company, and as a result, 481,780 shares of Series A Preferred stock remain as currently outstanding.

Pursuant to the Series A Preferred Stock Designation, the holders of the Series A Preferred stock are entitled to three hundred thirty-three and one-third votes, on an “as-converted” basis, per each Series A Preferred share held of record on all matters to be voted upon by the stockholders. The holders of the Series A Preferred stock are not entitled to receive dividends.

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

SERIES B PREFERRED STOCK

Our certificate of incorporation authorizes our Board of Directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series B Preferred stock, par value $0.001 per share, covering up to an aggregate of 20,000,000 shares of Series B Preferred stock. The Series B Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board of Directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of December 31, 2018 and 2017, 0 and 903,157 shares of Series B Preferred stock are outstanding, respectively. The amount outstanding as of 2017 includes 850,000 shares of Series B Preferred stock issued to investors and 53,157 shares of Series B Preferred stock issued as part of the 8.0% annual dividend that is accrued and paid in-kind, as described below.

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

SERIES C PREFERRED STOCK

Our certificate of incorporation authorizes our Board of Directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series C Preferred stock, par value $0.001 per share, covering up to an aggregate of 20,000,000 shares of Series C Preferred stock. The Series C Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board of Directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders.

The holders of Series C Preferred shares are entitled to vote on an “as-converted” basis of one share of Series C Preferred Stock voting for one vote of common stock. The holders of the Series C Preferred shall accrue and pay-in-kind with additional Series C Preferred stock a dividend based on an 10.0% annual percentage rate, compounded annually in arrears, for any Series C Preferred stock that is outstanding at the end of such prior year.

The holders of the Series C Preferred stock are entitled to convert into common shares, at the holder’s discretion, at a conversion price of Six Dollars ($6.00) per share of common stock, subject to certain price adjustments found in the Series C Preferred stock purchase agreements. Should the company complete an equity offering (including any offering convertible into equity of the Company) of greater than Five Million Dollars ($5,000,000) (the “Underwritten Offering”), then the Series C Preferred stock shall be automatically and without notice convertible into Common Stock of the company concurrently with the subsequent Underwritten Offering at the same per share offering price of the Underwritten Offering. If the Underwritten Offering occurs within twelve months of the issuance of the Series C Preferred stock to the holder, the annual dividend of 10.0% shall become immediately accrued to the balance of the Series C Preferred stock and converted into the Underwritten Offering.

Upon our liquidation, dissolution, distribution of assets or other winding up, the holders of Series C Preferred shares shall have a liquidation preference to the common shares at an amount equal to $1.00 per share.

On November 27, 2018, 50,000 shares of Series C preferred shares were sold at $1.00 per share resulting in proceeds of $50,000 for the Company.

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

On September 12, 2018, the Company issued 636,830 options for common stock to employees under the adopted 2018 Employee Stock Option Plan.

On September 14, 2018, the Company issued 175,000 warrants to Redstone Communications, LLC.  These warrants have an exercise price of $1 and expire on September 13, 2023.

On September 14, 2018, the Company issued 75,000 warrants to Mr. Marlin Molinaro.  These warrants have an exercise price of $1 and expire on September 13, 2023.

On December 3, 2018, the Company issued 417 warrants to North Coast Advisors. These warrants have an exercise price of $6 and expire on December 2, 2020.

On November 15, 2018, the Company issued 15,000 options each (45,000 in total) to its three independent directors.  These options have an exercise price of $6 and expire on November 14, 2021.

On January 25, 2019, the Company issued 175,000 warrants to Redstone Communications, LLC.  These warrants have an exercise price of $1.50 and expire on January 24, 2024.

On January 25, 2019, the Company issued 75,000 warrants to Mr. Marlin Molinaro.  These warrants have an exercise price of $1.50 and expire on January 24, 2024.

Pursuant to our Series B Preferred stock offering, investors in the Series B Preferred stock received warrants to purchase additional common shares at exercise prices stated within such warrant. The warrants have an expiration date of two or three years post the date of the investment in the Series B Preferred stock by the investor.

Should all Series B Preferred stock warrant holders fully exercise their right to purchase shares, for cash, the Company will receive $1,262,675 proceeds from such exercises and will increase the common shares outstanding by 236,135 shares. During 2018, 69,420 warrants were exercised into Class A common shares of the Company.

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

As compensation to Bill Bishop for his service on the Board of Directors of the Company, on May 10, 2017 we issued Mr. Bishop a three-year warrant to purchase up to 8,334 common shares of our company at an exercise price of $3.60 per share, subject to certain price adjustments and other provisions found within the warrants issued to Mr. Bishop. Should Mr. Bishop exercise the warrants through a cash payment to the Company, the Company will receive up to $30,002 from Mr. Bishop and he will receive up to 8,334 restricted common shares of the Company. There are no registration rights associated with this warrant that require the Company to register the shares.

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

As of the date of this annual report, 600,000 shares of Warrant B-4 have been exercised cashlessly and as a result the shareholder received 599,427 shares of common stock as a result of the exercise.

During the period the options and warrants are outstanding, we will reserve from our authorized and unissued common stock a sufficient number of shares to provide for the issuance of shares of common stock underlying the options and warrants upon the exercise of the options and warrants. No fractional shares will be issued upon the exercise of the options or warrants. The options and warrants are not listed on any securities exchange. Except as otherwise provided within the option or warrant, the option and warrant holders have no rights or privileges as members of the Company until they exercise their options or warrants.

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

McCoy Elkhorn Coal LLC

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of two active mines (Mine #15 and the Carnegie 1 Mine), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines in various stages of development or reclamation. McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal, and high-grade thermal coal to utilities.

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

The Carnegie 1 Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie 1 Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie 1 Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie 1 Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine.

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

Access Energy is an underground mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine.

Razorblade Surface is a surface mine targeting the Hazard 4 and Hazard 4 Rider coal seams and located in Deane, Kentucky. Coal produced from Razorblade Surface is trucked approximately one mile to the Mill Creek Preparation Plant.

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

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), the Raven Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned Quest MGMT LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of December 31, 2018 and 2017, respectively. ERC Mining LLC is considered a variable interest entity and is consolidated into Quest Energy’s financial statements.

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

In addition to the current owned permits and controlled coal deposits, ARC may, from time to time, and frequently, acquire additional coal mining permits or deposits, or dispose of coal mining permits or deposits currently held by ARC, as management of the Company deems appropriate.

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

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. Coal sales currently come from the Company’s McCoy Elkhorn’s Mine #15 and Carnegie 1 mines, Knott County Coal’s Wayland Surface mine, and Deane Mining’s Access Energy and Razorblade Surface mines. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

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

Property

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expired in December 2018 and is continuing on a month-to-month basis. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy Elkhorn’s Mine #15 and Deane Mining’s Razorblade Surface mine are primarily run by company employees, McCoy Elkhorn’s Carnegie 1 Mine and Deane Mining’s Razorblade Surface mine are primarily run by contract labor, and the Company’s various coal preparation facilities are run by company employees.

The Company currently has approximately 227 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

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

Results of Operations for the years ended December 31, 2018 and December 31, 2017.

Revenues.

Revenues for the year ended December 31, 2018 were $31,524,825 and 2017 were $20,820,998, respectively. The primary drivers for revenue growth were a full year of production from the Access Energy Mine and commencement of mining operations at the Razorblade Surface and Wayland Surface Mines. Increased mine production was necessary to fulfill market demands and customer orders.

Expenses.

Total Operating Expenses for the year ended December 31, 2018 were $43,201,530 and 2017 were $33,406,936, respectively. The primary drivers for increase in operating expenses were a full year of production from the Access Energy mine of Deane Mining as well as commencement of operations at the Razorblade Surface and Wayland Surface Mines. Production expenses, such as underground mine roof control, mining consumables and wages increased as coal mining production increased. The increased need for production expenses was caused by the increased demand for the end product due to market demands and customer orders. If demand from customers for our coal continues to increase, we anticipate these production expenses will also increase.

Total Other Income/(Expenses) for the period ended December 31, 2018 were $(1,260,607) and 2017 were $(6,580), respectively. The primary driver for the increase in other income was the gain on disposition of non-core assets.

Financial Condition.

Total Assets as of December 31, 2018 amounted to $41,363,712 and 2017 amounted to $16,293,301, respectively. The primary drivers for higher asset balance were the asset acquisitions of PointRock, Wayland and WCC and the development of the Razorblade surface mine.

Total Liabilities as of December 31, 2018 amounted to $50,563,534 and 2017 amounted to $53,458,527, respectively. The primary drivers for the decrease in liability balance was the forgiveness of the accrued management fee.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2018.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The Company qualifies as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and is not required to provide the information required by this Item.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

As of December 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2018:

Due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2018, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2018 that have materially affected the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following individuals serve as our executive officers and members of our board of directors as of December 31, 2018:

Name	Age	Positions

Mark C. Jensen	39	Chief Executive Officer, Chairman of the Board of Directors
Thomas M. Sauve	40	President, Director
Kirk P. Taylor	39	Chief Financial Officer
Tarlis R. Thompson	35	Chief Operating Officer
Randal V. Stephenson	58	Director
Ian Sadler	67	Director
Courtenay O. Taplin	69	Director

Mark C. Jensen (age 39) – Chief Executive Officer

Mark has been an operator, investor and consultant in various natural resources and energy businesses. He has been highly involved in the navigation of numerous growth businesses to mature businesses, working as a managing member at T Squared Capital LLC since 2007, an investment firm focused on private equity styled investing in start-up businesses. Mark has significant experience with major Wall Street firms such as Citigroup and graduated from the Kelley School of Business at Indiana University with a BS in Finance and International Studies with a focus on Business. Mark also studied in Sydney Australia through Boston University completing his International Studies degree with a focus on East Asian culture and business. There are no arrangements or understandings between Mark and any other persons pursuant to which he was selected as an officer. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Thomas M. Sauve (age 40) – President

Tom has been involved a number of energy related businesses. Prior he had been an investor and partner in various natural resources assets over the last seven years including coal mining operations and various oil and gas wells throughout Texas and the Appalachia region. Since 2007, Tom also worked as a managing member at T Squared Capital LLC, an investment firm focused on private equity styled investing in start-up businesses Tom received his Bachelor’s degree in Economics, magna cum laude, from the University of Rochester, New York, with additional studies at the Simon Graduate School of Business. There are no arrangements or understandings between Tom and any other persons pursuant to which he was selected as an officer. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Kirk Taylor, CPA (age 39) – Chief Financial Officer

Kirk conducts all tax and financial accounting roles of the organization, and has substantial experience in tax credit analysis and financial structure. Kirk’s main focus over his 13 years in public accounting had been the auditing, tax compliance, financial modeling and reporting on complex real estate and business transactions utilizing numerous federal and state tax credit and incentive programs. Prior to joining American Resources Corporation, Kirk was Chief Financial Officer of Quest Energy, Inc., ARC’s wholly-owned subsidiary. Prior to joining Quest Energy in 2015, he was a Manager at K.B. Parrish & Co. LLP where he worked since 2014. Prior to that, he worked at Katz Sapper Miller since 2012 as Manager. In addition, Kirk is an instructor for the CPA examination and has spoken at several training and industry conferences. He received a BS in Accounting and a BS in Finance from the Kelley School of Business at Indiana University, Bloomington Indiana and is currently completing his Masters of Business Administration from the University of Saint Francis at Fort Wayne, Indiana. Kirk serves his community in various ways including as the board treasurer for a community development corporation in Indianapolis, Indiana. Kirk does not have any family relationships with any of the Company’s directors or executive officers. There are no arrangements or understandings between Kirk and any other persons pursuant to which he was selected as an officer. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Tarlis R. Thompson (age 35) – Chief Operating Officer

Tarlis overseas all operations at American Resources’ Central Appalachian subsidiaries, which includes McCoy Elkhorn, Deane Mining, and Knott County Coal. In this role, Tarlis manages the activities at the company’s various coal processing facilities and loadout, coordinates coal production at the company’s various mines, manages environmental compliance and reclamation, and is responsible for coal quality control and shipments to customers. Tarlis graduated from Millard High School in Kentucky in 2001 and subsequently worked for Commercial Testing and Engineering, working underground, performing surveying services and coal sampling. In 2002 he joined SGS Minerals, working as a Quality Control Manager. Shortly thereafter, he joined Massey Energy, working as logistics manager for coal shipments via truck and train, as well as a coal quality manager, working under Jim Slater and Mike Smith. After several years at Massey, Tarlis joined Central Appalachian Mining (CAM), in charge of lab analysis and environmental compliance at CAM’s various processing plants and loadouts. Tarlis graduated from Millard High School and has additional courses in Mining Engineering from Virginia Tech (Training), Business Administration Management from National College in Pikeville, and LECO Certified Course from West Virginia Training Institute. Tarlis does not have any family relationships with any of the Company’s directors or executive officers. There are no arrangements or understandings between Tarlis and any other persons pursuant to which he was selected as an officer. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Directors:

Mark C. Jensen – Chairman of Board & Director

Mark has been an operator, investor and consultant in various natural resources and energy businesses. He has been highly involved in the navigation of numerous growth businesses to mature businesses, working as a managing member at T Squared Capital LLC since 2007, an investment firm focused on private equity styled investing in start-up businesses. Mark has significant experience with major Wall Street firms such as Citigroup and graduated from the Kelley School of Business at Indiana University with a BS in Finance and International Studies with a focus on Business. Mark also studied in Sydney Australia through Boston University completing his International Studies degree with a focus on East Asian culture and business. There are no arrangements or understandings between Mark and any other persons pursuant to which he was selected as an officer. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Thomas M. Sauve – Director

Tom has been involved a number of energy related businesses. Prior he had been an investor and partner in various natural resources assets over the last seven years including coal mining operations and various oil and gas wells throughout Texas and the Appalachia region. Since 2007, Tom also worked as a managing member at T Squared Capital LLC, an investment firm focused on private equity styled investing in start-up businesses Tom received his Bachelor’s degree in Economics, magna cum laude, from the University of Rochester, New York, with additional studies at the Simon Graduate School of Business. There are no arrangements or understandings between Tom and any other persons pursuant to which he was selected as an officer. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Randal V. Stephenson – Director

Randal serves as Director of American Resources Corporation. He is currently co-founder and CEO of a boutique FINRA-licensed broker dealer focused in the natural resources industry and has started and expanded several successful investment banking platforms previously at Merrill Lynch, Jefferies, CIT Group and Duff & Phelps. Randal started and managed a mining & metals equity investment subsidiary of a global trading company, acquiring over $1.0 billion in operating businesses and assets starting from just a corporate development plan. He has worldwide relationships with corporations, financial sponsors, entrepreneurs and governments and has closed over 200 transactions valued in excess of $40 billion. Randal graduated with a Bachelor of Arts degree from the University of Michigan, Ann Arbor and has a Master of Business Administration degree from Harvard University and his Juris Doctorate (with honors) from Boston College Law School. He is an attorney admitted to practice in New York, and holds the Series 7, 79, 63 and 24 securities licenses. The Board nominated Randal to serve as a director because of his leadership experience and leadership in the finance industry and assisting companies with capital raising.

Ian Sadler - Director

Ian serves as Director of American Resources Corporation. He brings decades of direct leadership and experience in the steel industry and has demonstrated expertise in successfully leading rapidly-growing companies, optimizing operational efficiencies and performance enhancements. He has experience in due diligence, joint ventures and mergers and acquisitions with a history of successfully assimilating acquired businesses into value creating enterprises. Prior to retirement, Ian was the President and CEO of Miller Centrifugal Casting International in Cecil, PA. He has a history of leadership with the Pennsylvania Foundry Group, Shenango LLC, Johnstown Corporation, Blaw-Knox Corp., and National Roll Company. He received his Bachelor’s Degree, with First Class Honors, and Master’s Degree in Metallurgy from Cambridge University and was a prior President of the American Institute of Mining, Metallurgical and Petroleum Engineers (AIME) and previously served as President of the Iron and Steel Society. The Board nominated Ian to serve as a director because of his executive management experience and experience with growing companies in an efficient and cost-effective manner.

Courtenay O. Taplin – Director

Courtenay serves as Director of American Resources Corporation. He brings over 40 years of experience of sourcing and supplying iron ore, coke and metallurgical coal to the steel industry to assist American Resources with their supply chain, logistics, customers, overall corporate strategy. He has a vast knowledge of both the global and domestic marketplace where he works with both suppliers and consumers. Courtenay is currently Managing Director of Compass Point Resources, LLC which he founded in 2007. His prior experience includes Crown Coal & Coke Company and Pickands Mather & Company out of Cleveland, OH. Mr. Taplin attended Hobart College and received his degree from Case Western Reserve University. The Board nominated Courtenay to serve as a director because of his experience and relationships in the raw materials and coking sector and his experience in managing growing businesses.

None of the directors have been involved in any legal proceedings that would require a disclosure under Item 401 of Regulation SK.

During the past ten years, none of our directors or executive officers has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•

subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

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

Director Independence

Currently our board of directors consist of Mark C. Jensen, our Chief Executive Officer, Thomas M. Sauve, our President, Randal V. Stephenson, Ian Sadler, and Courtenay O. Taplin, of which Messrs Stephenson, Sadler, and Taplin are considered independent in accordance under the requirements of the NASDAQ, NYSE and SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. During the fiscal year ended December 31, 2018, none of our officers, directors or 10% shareholders failed to file any Section 16 report on a timely basis.

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

Committees of the Board of Directors

Currently, our board of directors has three committees: an Audit Committee, a Compensation Committee, and a Safety and Environmental Committee. The Audit Committee and Compensation Committee are both comprised of the three independent directors of the Company. The Safety and Environmental Committee is comprised of Thomas M. Sauve and Mark C. Jensen. The composition and responsibilities of the three committees are described below.

Audit Committee

As required by the rules of the SEC, the audit committee consists solely of independent directors, who are Messrs Stephenson, Sadler, and Taplin. SEC rules also require that a public company disclose whether its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules.

This committee oversees, reviews, acts on and reports on various auditing and accounting matters to our board of directors, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements. We have adopted an audit committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards.

Compensation Committee

As required by the rules of the SEC, the compensation committee consists solely of independent directors, who are Messrs Stephenson, Sadler, and Taplin. The purpose of this committee shall be to (i) assist the board of directors in the oversight of the Company’s executive officer and director compensation programs, (ii) discharge the board of director’s duties relating to administration of the Company’s incentive compensation and any other stock- based plans, and (iii) act on specific matters within its delegated authority, as determined by the board of directors from time to time.

Safety and Environmental Committee

The board of directors formed a Safety and Environmental Committee, which is comprised of Messrs Jensen and Sauve. The purpose of this committee is to assist the board in fulfilling its responsibilities by providing oversight and support in assessing the effectiveness of the Company’s environmental, health, and safety policies, programs and initiatives. This committee will monitor the continued effectiveness of these policies and procedures by periodically reviewing the applicable environmental, health and safety laws, rules and regulations. The Committee will also perform such other functions as the Board may assign to the Committee from time to time.

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

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
I. Andrew Weeraratne,	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(1) CEO, CFO	2017	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000

Mark C. Jensen, (2) CEO	2018	156,000	-0-	-0-	-0-	-0-	-0-	16,326	172,326
	2017	156,000	-0-	-0-	-0-	-0-	-0-	-0-	156,000

Thomas M. Sauve, (3) President	2018	156,000	-0-	-0-	-0-	-0-	-0-	16,326	172,326
	2017	156,000	-0-	-0-	-0-	-0-	-0-	-0-	156,000

Kirk P. Taylor, (4) CFO	2018	156,000	-0-	-0-	-0-	-0-	-0-	23,006	179,006
	2017	156,000	-0-	-0-	-0-	-0-	-0-	-0-	156,000

Tarlis R Thompson, (5) COO	2018	117,055	-0-	-0-	76,624	-0-	-0-	-0-	193,679
	2017	111,280	-0-	-0-	-0-	-0-	-0-	-0-	111,280

_____________

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

(2)

Of the 2017 salary amount listed in this table, $32,000 was accrued and unpaid in 2017. On January 2, 2018, the Company entered into an employment agreement with Mr. Jensen, at an annual salary rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.64 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. Other compensation totaling $16,326 included $16,326 health insurance reimbursement. Other compensation totaling $16,326 included $16,326 health insurance reimbursement.

(3)

Of the 2017 salary amount listed in this table, $32,000 was accrued and unpaid in 2017. On January 2, 2018, the Company entered into an employment agreement with Mr. Sauve, at an annual salary rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.54 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. Other compensation totaling $16,326 included $16,326 health insurance reimbursement.

(4)

Of the 2017 salary amount listed in this table, $26,293 was accrued and unpaid in 2017. On January 2, 2018, the Company entered into an employment agreement with Mr. Taylor, at an annual rate of $156,000. The Company also has provided for a discretionary quarterly performance bonus of up to $.20 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. Other compensation totaling $23,006 included $18,200 health insurance reimbursement and $4,806 of 2017 accrued salary.

(5)

There is no employment agreement in place for Mr. Thompson. In 2018, Mr. Thompson was awarded 136,830 options as part of the company’s 2018 stock option plan. The options to Mr. Thompson vest equally over the course of three years, and as of December 31, 2018, none of the options have vested.

Director Compensation

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
		Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Name and principal position		($)	($)	($)	($)	($)	($)	($)
Mark C. Jensen (1)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Thomas M. Sauve (2)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Randal V. Stephenson (3)	2018	-0-	-0-	120,450	-0-	-0-	1,496	121,946
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ian Sadler (4)	2018	-0-	-0-	120,450	-0-	-0-	-0-	120,450
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Courtenay O. Taplin (5)	2018	-0-	-0-	120,450	-0-	-0-	-0-	120,450
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
James C. New (6)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
I. Andrew Weeraratne (7)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eugene Nichols (8)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bo G. Engberg (9)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
William D. Bishop (10)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	50,000	-0-	-0-	-0-	50,000

____________

(1)

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

(2)

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

(3)

Mr. Stephenson was appointed as a director on November 15, 2018. In 2018, Mr. Stephenson was awarded 15,000 options for services rendered as a director. The options to Mr. Stephenson vest equally over the course of three years, and as of December 31, 2018, none of the options have vested. Other Compensation includes $1,496 of health insurance premiums paid by the Company.

(4)

Mr. Sadler was appointed as a director on November 15, 2018. In 2018, Mr. Sadler was awarded 15,000 options for services rendered as a director. The options to Mr. Sadler vest equally over the course of three years, and as of December 31, 2018, none of the options have vested.

(5)

Mr. Taplin was appointed as a director on November 15, 2018. In 2018, Mr. Taplin was awarded 15,000 options for services rendered as a director. The options to Mr. Taplin vest equally over the course of three years, and as of December 31, 2018, none of the options have vested.

(6)	Mr. New submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(7)	Mr. Weeraratne submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(8)	Mr. Nichols submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(9)	Mr. Engberg submitted his resignation to the Company on February 7, 2017 in connection with a change of control of the Company.

(10)

Mr. Bishop was appointed as director on May 10, 2017 and as compensation to Bill Bishop for his service on the Board of Directors, the Company issued Mr. Bishop a three-year warrant to purchase up to 8,334 common shares of our company at an exercise price of $3.60 per share, subject to certain price adjustments and other provisions found within the warrants issued to Mr. Bishop. Effective November 8, 2017, Mr. Bishop resigned as a director of the Company and Mr. Bishop’s resignation from the Board of Directors did not result from any disagreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Employment Agreements

Except for our Chief Operating Officer, we have employment agreements with the Named Executive Officers that provide for the base salaries and a discretionary annual performance bonus of up to three times their annual base salary, plus potential participation in the Company’s Employee Incentive Stock Option Plan. The payment of such bonus and/or incentive stock options shall be in the sole discretion of the Company’s Board of Directors.

Outstanding Equity Awards

None of our current executive officers received any equity awards, including, options, restricted stock or other equity incentives from the Company as of the date hereof, other than our Chief Operating Officer, who was issued options under our Employee Incentive Stock Option Plan on September 12, 2018 to purchase up to 136,830 shares of our Company at $1.00 per share. Those options vest equally over the course of three years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2018, the number of shares of our Class A Common Stock and Series A Convertible Preferred Stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock and our Convertible Preferred Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days under any contract, option or warrant. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise specified, the address of each beneficial owner listed in the tables is c/o American Resources Corporation, 9002 Technology Lane, Fishers, IN 46038.

Name and Address of Shareholder	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned (2)

Golden Properties, Ltd. (3)	2,122,878	9.99%

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

(2)

Based on 21,492,281 shares of Common Stock deemed to be outstanding as if one or more warrants were exercised up to the maximum amount of 9.99% (or 2,122,878 shares) of the issued and outstanding number of shares at December 31, 2018, including the common shares issuable from the conversion of the Series A Preferred to common and the conversion of the Series C Preferred to common. This percentage has been rounded for convenience;

(3)

Golden Properties, Ltd. is the owner of several Company common stock warrants for the purchase of shares of our Common Stock, which warrants are exercisable at such company’s discretion, subject to the following limitation on amount. The warrant agreements provide that at no time may Golden Properties, Ltd. or its affiliates exercise any warrant that would result in their ownership of more than 9.99% of the issued and outstanding shares of our Common Stock on the date of exercise. Additionally, as of December 31, 2018 Alexander Lau, who is a principal of Golden Properties and a beneficial owner through Golden Properties, is a holder of 5,913 Series A Preferred shares and 177,400 Class A Common shares. Accordingly, Golden Properties, Ltd. is presently deemed the beneficial owner of 2,122,878 shares of our Common Stock pursuant to Securities and Exchange Commission Rule 13d-3, promulgated under the Securities Exchange Act of 1934. The full number of shares that Golden Properties' beneficially owns (including all shares underlying all the warrants owned by Golden Properties and excluding those Series A Preferred shares owned by Alexander Lau stated above) is 5,017,006 shares.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned (4)	Percent of Series A Preferred Stock Owned (5)	Common Stock Beneficially Owned (6)	Percent of Common Stock Beneficially Owned (7)

Officers and Directors

Mark C. Jensen, (8) Chief Executive Officer, Director	158,045	32.80%	5,316,994	27.45%

Thomas M. Sauve, (9) President, Director	136,014	28.23%	4,336,010	22.99%

Kirk P. Taylor, Chief Financial Officer	48,612	10.09%	1,620,383	8.37%

Tarlis R. Thompson, Chief Operating Officer	4,895	1.02%	163,170	0.84%

All Directors and Officers as a Group (4 persons)	347,566	69.09%	11,552,851	59.65%

5% Holders

Gregory Q. Jensen	48,612	10.09%	1,620,383	8.37%

Adam B. Jensen	48,612	10.09%	1,620,383	8.37%

All Directors, Officers and 5% Holders as a Group (5 persons)	444,790	89.27%	14,793,617	84.57%

(4)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 31, 2018, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(5)	Based on 481,780 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2018. These percentages have been rounded for convenience;

(6)	Assuming the Series A Preferred Stock is converted to Class A Common Stock and including the Class A Common Stock owned by each respective person;

(7)	Based on 17,763,469 Class A Common Stock outstanding as of December 31, 2018. These percentages have been rounded for convenience;

(8)

Mr. Jensen beneficially owns 5,934 shares of our Series A Convertible Preferred Stock and 178,017 Class A Common Stock through his equity ownership in T Squared Partners LP, which shares are included in the table above.

(9)

Mr. Sauve beneficially owns 3,876 shares of our Series A Convertible Preferred Stock and 116,294 Class A Common Stock through his equity ownership in T Squared Partners LP, which shares are included in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership. During 2018 and 2017, the Company incurred fees totaling $0 and $0 relating to services rendered under this agreement. The amount outstanding and payable as of December 31, 2018 and 2017, was $0 and $17,840,615, respectively. The amount is due on demand and does not accrue interest. On May 25, 2018, the related party agreed to terminate the agreement and extinguish the entire $17,840,615 payable.

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable. The balance of the note was $74,000 as of December 31, 2018 and 2017, respectively.

On January 1, 2016, the Company awarded stock options for 827,862 shares in exchange for consulting efforts to an entity with common ownership. 636,830 and 0 stock options were awarded to related parties during 2018 or 2017, respectively.

On April 30, 2017, the Company purchased $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the notes. The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015. The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016. Both notes are in default and have been fully impaired due to collectability uncertainty as of December 31, 2018 and 2017, respectively.

During July 2017 and October 2018, an officer of the Company advanced $50,000 and $13,500, respectively, to the Company. The advance is non-secured, non-interest bearing and due on demand.

During December 2018, an officer of the Company advanced $5,000 to the Company. The advance is non-secured, non-interest bearing and due on demand.

The Company, through its subsidiaries, leases property and mineral from a related entity, LRR. During the year ended December 31, 2018 and 2017, the Company incurred royalty expense in the amount of $153,673 and $206,169 to a related entity formally consolidated as a variable interest entity. As of December 31, 2018, the Company owed the related entity a total of $474,654 for unpaid royalties and advances. From inception, October 24, 2016, through June 30, 2018, the accounts of LRR were consolidated with the company as a variable interest entity. Due to its ongoing review, on July 1, 2018 management determined that LRR no longer met the requirements of consolidation and the accounts were deconsolidated.

Director Independence.

As of December 31, 2018, we were not listed on a national securities exchange; however, we have elected to use the definition of independence under the Nasdaq listing requirements in determining the independence of our directors and nominees for director. In 2018, our Board undertook a review of director independence, which included a review of each director and director nominee’s responses to questionnaires inquiring about any relationships with us. This review was designed to identify and evaluate any transactions or relationships between a director, or director nominee or any member of his or her immediate family and us, or members of our senior management or other members of our Board, and all relevant facts and circumstances regarding any such transactions or relationships. Based on its review, our Board determined that Messrs. Stephenson, Sadler, and Taplin are independent. Messrs. Jensen and Sauve are not independent under Nasdaq’s independence standards, its audit committee independence standards or compensation committee independence standards.

To the extent required by the trading market on which our shares are listed, we will ensure that the overall composition of our Board complies with the Sarbanes-Oxley Act, and the rules thereunder, and the listing requirements of the trading market, including the requirement that one member of the Board qualifies as a “financial expert.”

Item 14. Principal Accounting Fees and Services.

	2018	2017
Audit fees	$235,000	$130,000
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

PART IV

Item 15. Exhibits, Financial Statement Schedule.

The following exhibits are filed herewith except as otherwise noted. Exhibits referenced in previous filings by the Company with the SEC are incorporated by reference herein.

Exhibit Number	Description	Location Reference

3.1	Articles of Incorporation of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.2	Amended and Restated Articles of Incorporation of NGFC Equities Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s 8k filed on February 25, 2015.
3.3	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K on February 21, 2017.
3.4	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 21, 2017.	Incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q, filed with the SEC on February 20, 2018.
3.5	Bylaws of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.6	Bylaws, of NGFC Equities Inc., as amended and restated.	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8k filed on February 25, 2015.
3.7	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated November 8, 2018.	Filed as Exhibit 99.1 to the Company’s 8k filed on November 13, 2018, incorporated herein by reference.
3.8	Bylaws of American Resources Corporation, as amended and restated	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
4.1	Common Stock Purchase Warrant “B-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.1 to the Company’s 8k filed on October 11, 2017.
4.2	Common Stock Purchase Warrant “C-1” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.2 to the Company’s 8k filed on October 11, 2017.
4.3	Common Stock Purchase Warrant “C-2” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.3 to the Company’s 8k filed on October 11, 2017.
4.4	Common Stock Purchase Warrant “C-3” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.4 to the Company’s 8k filed on October 11, 2017.
4.5	Common Stock Purchase Warrant “C-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.5 to the Company’s 8k filed on October 11, 2017.
4.6	Promissory Note for $600,000.00 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.6 to the Company’s 8k filed on October 11, 2017.
4.7	Promissory Note for $1,674,632.14 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.7 to the Company’s 8k filed on October 11, 2017.
4.8	Loan Agreement for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on January 3, 2019.
4.9	Promissory Note for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on January 3, 2019.
10.1	Secured Promissory Note	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 15, 2018.
10.2	Security Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 15, 2018.
10.3	Pledge Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on May 15, 2018.
10.4	Guaranty Agreement	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on May 15, 2018.
10.5	Bill of Sale	Incorporated herein by reference to Exhibit 99.5 to the Company’s 8k filed on May 15, 2018.
10.6	Sublease Agreement Between Colonial Coal Company, Inc. and McCoy Elkhorn Coal LLC	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 1, 2018
10.7	Interim Operating Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 1, 2018
10.8	Consolidated and Restated Loan and Security Agreement dated October 4, 2017	Incorporated herein by reference to Exhibit 10.1 to the Company’s 8k filed on October 11, 2017
10.9	Asset Purchase Agreement between Wyoming County Coal LLC and Thomas Shelton dated November 7, 2018	Incorporated herein by reference to Exhibit 10.9 to the Company’s registration statement filed on December 11, 2018.

10.10	Asset Purchase Agreement between Wyoming County Coal LLC and Synergy Coal, LLC dated November 7, 2018	Incorporated herein by reference to Exhibit 10.10 to the Company’s registration statement filed on December 11, 2018.
10.11	Security Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on January 3, 2019.
10.12	Purchase Order	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on January 3, 2019.
10.13	Employment Agreement with Mark C. Jensen	Incorporated herein by reference to Exhibit 10.13 to the Company’s registration statement filed on February 6, 2019.
10.14	Employment Agreement with Thomas M. Sauve	Incorporated herein by reference to Exhibit 10.14 to the Company’s registration statement filed on February 6, 2019.
10.15	Employment Agreement with Kirk P. Taylor	Incorporated herein by reference to Exhibit 10.15 to the Company’s registration statement filed on February 6, 2019.
10.16	Employee Stock Option Plan	Incorporated herein by reference to Exhibit 10.16 to the Company’s registration statement filed on February 6, 2019.
10.17	Letter of Intent	Incorporated herein by reference to Exhibit 10.17 to the Company’s registration statement filed on February 6, 2019.
10.18	Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.18 to the Company’s registration statement filed on February 14, 2019.
10.19	Share Exchange Agreement to replace Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.19 to the Company’s registration statement filed on February 14, 2019.
14.1	Code of Conduct	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
14.2	Financial Code of Ethics	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on November 13, 2018.
31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed Herewith
31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
95.1	Mine Safety Disclosure pursuant to Regulation S-K, Item 104	Filed Herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	April 2, 2019
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	April 2, 2019
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	April 2, 2019
Kirk P. Taylor

/s/ Thomas M. Sauve	Director, President	April 2, 2019
Thomas M. Sauve

/s/ Randal V. Stephenson	Director	April 2, 2019
Randal V. Stephenson

/s/ Ian Sadler	Director	April 2, 2019
Ian Sadler

/s/ Courtenay O. Taplin	Director	April 2, 2019
Courtney O. Taplin

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

51

AMERICAN RESOURCES CORORATION

52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Resources Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 2, 2019

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash	$2,293,107	$186,722
Accounts Receivable	1,338,680	1,870,562
Inventory	163,800	615,096
Prepaid	147,826	-
Accounts Receivable - Other	319,548	30,021
Total Current Assets	4,262,961	2,702,401

OTHER ASSETS
Cash - restricted	411,692	198,943
Processing and rail facility	11,630,171	2,634,775
Underground equipment	8,717,229	7,253,148
Surface equipment	3,101,518	2,831,395
Mine development	14,907,068	-
Less Accumulated Depreciation	(6,691,259)	(3,750,901)
Land	907,193	178,683
Accounts Receivable - Other	-	127,718
Note Receivable	4,117,139	4,117,139
Total Other Assets	37,100,751	13,590,900

TOTAL ASSETS	$41,363,712	$16,293,301

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,139,662	$5,360,537
Accrued management fee	-	17,840,615
Accounts payable - related party	474,654	-
Accrued interest	1,118,736	336,570
Funds held for others	79,662	82,828
Due to affiliate	124,000	124,000
Current portion of long term-debt (net of unamortized discount of $134,296 and $35,000)	14,169,139	9,645,154
Current portion of reclamation liability	2,327,169	2,033,862
Total Current Liabilities	26,433,022	35,423,566

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs $428,699 and $440,333)	7,918,872	5,081,688
Reclamation liability	16,211,640	12,953,273
Total Other Liabilities	24,130,512	18,034,961

Total Liabilities	50,563,534	53,458,527

STOCKHOLDERS' DEFICIT
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares
authorized, 17,763,469 and 892,044 shares issued and outstanding for the period end	1,776	89
AREC - Series A Preferred stock: $.0001 par value; 481,780 shares authorized, 4,817,792 shares issued and outstanding	48	482
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares authorized, 0 and 850,000 shares issued and outstanding, respectively	-	850
AREC - Series C Preferred stock: $.001 par value; 20,000,000 shares authorized, 50,000 shares issued and outstanding	5	-
Additional paid-in capital	42,913,532	1,527,254
Accumulated deficit	(52,115,183)	(39,091,757)
Total American Resources Corporation Shareholders' Equity	(9,199,822)	(37,563,082)
Non controlling interest	-	397,856
Total Stockholders' Deficit	(9,199,822)	(37,165,226)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,363,712	$16,293,301

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017

Coal Sales	$31,204,181	$19,231,249
Processing Services Income	320,644	1,589,749

Total Revenue	31,524,825	20,820,998

Cost of Coal Sales and Processing	(24,992,312)	(16,344,567)
Accretion Expense	(1,366,322)	(978,660)
Gain on reclamation settlement	-	146,175
Gain on disposal of asset	807,591	-
Depreciation	(2,461,557)	(2,083,332)
Amortization of mining rights	(478,801)	-
General and Administrative	(6,176,350)	(1,378,111)
Professional Fees	(1,363,250)	(694,366)
Production Taxes and Royalties	(3,175,294)	(4,974,013)
Impairment Loss from notes receivable from related party	-	(250,000)
Development Costs	(3,815,235)	(6,850,062)

Total Expenses from Operations	(43,021,530)	(33,406,936)

Net Loss from Operations	(11,496,705)	(12,585,938)

Other Income	466,808	343,100
Gain on cancelation of Debt	68,010	-
Amortization of debt discount and debt issuance costs	(670,601)	(477,056)
Interest Income	164,166	298,721
Receipt of previously impaired receivables	-	387,427
Interest	(1,288,990)	(558,772)

Net Loss	(12,757,312)	(12,592,518)

Less: Preferred dividend requirement	(114,850)	(53,157)
Less: Net income attributable to Non Controlling Interest	(151,264)	(343,099)

Net loss attributable to American Resources Corporation Shareholders	$(13,023,426)	$(12,988,774)

Net loss per share - basic and diluted	$(3.69)	$(16.39)

Weighted average shares outstanding	3,513,513	792,391

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGESS STOCKHOLDERS OF DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

									Additional		Non-
	Common	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Paid-In	Retained	Controlling
	Shares	Stock	A Shares	A Stock	B Shares	B Stock	C Shares	C Stock	Capital	Earnings	Interest	Total

Balance January 1, 2017	-	$-	4,817,792	$482	-	$-	$-	$-	88,193	(26,156,140)	54,757	(26,012,708)

Recapitalization	845,377	85	-	-	-	-	-	-	(85)	-	-	-

Sale of Preferred Series B Stock	-	-	-	-	850,000	850	-	-	849,150	-	-	850,000

Conversion of Debt	33,334	3	-	-	-	-	-	-	49,997	-	-	50,000

Beneficial conversion feature	-	-	-	-	-	-	-	-	50,000	-	-	50,000

Issuance of shares to consultant	13,333	1	-	-	-	-	-	-	9,999	-	-	10,000

Stock-based compensation	-	-	-	-	-	-	-	-	40,000	-	-	40,000

Relative fair value debt discount
on warrants issued	-	-	-	-	-	-	-	-	440,000	-	-	440,000

Net loss	-	-	-	-	-	-	-	-	-	(12,935,617)	343,099	(12,592,518)

Balance December 31, 2017	892,044	$89	4,817,792	$482	850,000	$850	$-	$-	1,527,254	(39,091,757)	397,856	(37,165,226)

	Common	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Additional Paid-In	Retained	Non-Controlling
	Shares	Stock	A Shares	A Stock	B Shares	B Stock	C Shares	C Stock	Capital	Earnings	Interest	Total
Balance January 1, 2018	892,044	89	4,817,792	482	850,000	850	-	-	1,527,254	(39,091,757)	397,856	(37,165,226)

Forgiveness of accrued management fee	-	-	-	-	-	-	-	-	17,840,615	-	-	17,840,615

Issuance of shares to consultants	310,000	31	-	-	-	-	-	-	482,469	-	-	482,500

Issuance of options to consultants	-	-	-	-	-	-	-	-	236,594	-	-	236,594

Stock-based compensation	-	-	-	-	-	-	-	-	63,126	-	-	63,126

Asset acquisition using common shares	1,727,273	173	-	-	-	-	-	-	22,091,688	-	-	22,091,861

Conversion of payables to common shares	43,500	4	-	-	-	-	-	-	507,986	-	-	507,990

Conversion of Series A Preferred shares to common	14,453,373	1,445	(4,336,012)	(434)	-	-	-	-	(1,011)	-	-	-

Conversion of Series B Preferred shares to common	267,859	27	-	-	(850,000)	(850)	-	-	114,823	-	-	114,000

Sale of 50,000 Series C Preferred shares	-	-	-	-	-	-	50,000	5	49,995	-		50,000

Option exercise	69,420	7	-	-	-	-	-	-	(7)	-	-	-

Series B Preferred Dividend	-	-	-	-	-	-	-	-	-	(114,850)	-	(114,850)
Deconsolidation of variable interest entity	-	-	-	-	-	-	-	-	-	-	(549,120)	(549,120)

Net Loss	-	-	-	-	-	-	-	-	-	(12,908,576)	151,264	(12,757,312)

Balance December 31, 2018	17,763,469	1,776	481,780	48	-	-	50,000	5	42,913,532	(52,115,183)	-	(9,199,822)

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017
Cash Flows from Operating activities:
Net loss	$(12,757,312)	$(12,592,518)
Adjustments to reconcile net income (loss) to net cash
Depreciation	2,461,557	2,083,332
Amortization of mining rights	478,801	-
Accretion expense	1,366,322	978,660
Gain on disposition	(807,591)	-
Forgiveness of debt	(68,010)	-
Gain on reclamation settlements	-	(146,175)
Assumption of note payable in reverse merger	-	50,000
Amortization of debt discount and issuance costs	670,601	477,056
Impairment (recovery) of advances receivable	(74,887)	(387,427)
Impairment of related party note receivable	-	250,000
Stock compensation expense	782,220	50,000

Change in current assets and liabilities:

Accounts receivable	531,882	882,637
Prepaid expenses and other assets	(147,826)	-
Inventory	451,296	(615,096)
Restricted cash used to pay interest expense	-	14,981
Accounts payable	2,493,749	3,096,351
Account payable related party	474,654	-
Funds held for others	(3,166)	-
Accrued interest	782,166	213,625
Cash used in operating activities	(3,365,544)	(5,644,574)

Cash Flows from Investing activities:

Note receivable	-	-
Restricted cash used to pay down debt	-	65,604
Advances made in connection with management agreement	(99,582)	(77,800)
Advance repayment in connection with management agreement	222,304	625,227
Cash paid for PPE, net	(133,363)	(173,432)
Cash received from acquisitions, net of $0 and $100 cash paid	-	-
Cash provided by investing activities	(10,641)	439,599

Cash Flows from Financing activities:

Principal payments on long term debt	(2,309,571)	(392,002)
Proceeds from long term debt (net of issuance costs $0 and $460,795)	8,431,965	4,440,000
Proceeds from related party	18,500	50,000
Net (payments) proceeds from factoring agreement	(495,575)	(32,985)
Proceeds series B preferred stock	-	600,000
Proceeds series C preferred stock	50,000	-
Cash provided by financing activities	5,695,319	4,665,013

Increase(decrease) in cash	2,319,134	(539,962)

Cash, beginning of year	385,665	925,627

Cash, end of year	$2,704,799	$385,665

Supplemental Information

Assumption of net assets and liabilities for asset acquisitions	$24,490,282	$-
Equipment for notes payable	$906,660	$1,419,650
Management fee forgiven	$17,840,615	$-
Purchase of related party note receivable in exchange for Series B Equity	$-	$250,000
Affiliate note for equipment	$-	$-
Conversion of note payable to common stock	$261,000	$50,000
Beneficial conversion feature on note payable	$-	$50,000
Relative fair value debt discount on warrant issue	$-	$440,000
Conversion of trade payable to equity	$76,740	$-
Cashless exercise of options into common shares	$7	$-
Conversion of Preferred Series A Shares to common shares	$1,445	$-
Conversion and settlement of Preferred Series B Shares and dividends to common shares	$114,000	$-
Preferred Series B Shares accrued interest	$114,850	$-

Cash paid for interest	$506,826	$345,147
Cash paid for income tax	$-	$-

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation (ARC or the Company) operates through subsidiaries that were acquired in 2018, 2016 and 2015 for the purpose of acquiring, rehabilitating and operating various natural resource assets including coal, oil and natural gas.

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Quest Energy Inc (QEI), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC) and Wyoming County Coal (WCC).  All significant intercompany accounts and transactions have been eliminated.

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

The company is the primary beneficiary of ERC Mining, LLC, which qualifies as a variable interest entity.  Accordingly, the assets, liabilities, revenue and expenses of ERC Mining, LLC have been included in the accompanying consolidated financial statements.  The company has no ownership in ERC Mining, LLC. Determination of the company as the primary beneficiary is based on the power through its management functions to direct the activities that most significantly impact the economic performance of ERC Mining, LLC.  On March 18, 2016, the company lent ERC Mining, LLC $4,117,139 to facilitate the transaction described in Note 5, which represent amounts that could be significant to ERC. No further support has been provided.  The company has ongoing involvement in the management of ERC Mining, LLC to ensure their fulfillment of the transaction described in Note 5.

The company was the primary beneficiary of Land Resources & Royalties LLC (LRR) which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of Land Resources & Royalties have been included in the accompanying consolidated financial statements.  The company has no ownership in LRR.  Determination of the company as the primary beneficiary is based on the power through its management functions to direct the activities that most significantly impact the economic performance of LRR. On October 24, 2016, the company issued LRR a note in the amount of $178,683 to facilitate the transaction described in Note 5, which represent amounts that could be significant to LRR.  No further support has been provided.  The company has ongoing involvement in the management of LRR to ensure their fulfillment of the transaction.  As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity.

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

McCoy was formed in February 2016 for the purpose of operating underground coal mines and coal processing facilities.  McCoy was acquired on February 17, 2016 and as such no operations are presented prior to the acquisition date.

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

WCC was formed in October 2018 for the purpose of acquiring and operating underground and surface coal mine and a coal processing facility.  No operations were undergoing at the time of formation or acquisition.

On April 21, 2018, McCoy acquired certain assets known as the PointRock Mine (PointRock) in exchange for assuming certain liabilities of the seller. The fair values of the liabilities assumed were $53,771 for prior vendors and $2,624,961 for asset retirement obligation totaling $2,678,732. The liabilities assumed do not require fair value readjustments. In addition, McCoy entered into a surface and mineral sub-lease in the amount of up to $4,000,000 to be paid only upon coal extraction at $2 per extracted ton of coal. McCoy will also pay a portion of the sales price as a royalty with an annual minimum payment of $60,000 starting in January 2019. The acquired assets have an anticipated life of 5 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 5 years. Amortization expense for the year ended December 31, 2018 and 2017 amounted to $462,640 and $0, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value.

The assets acquired of PointRock do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. The assets acquired and liabilities assumed of PointRock were as follows at the purchase date:

Assets
Mining Rights	$2,678,732
Liabilities
Vendor Payables	$53,771
Asset Retirement Obligation	$2,624,961

On May 10, 2018, KCC acquired certain assets known as the Wayland Surface Mine (Wayland) in exchange for assuming certain liabilities of the seller. The fair values of the liabilities assumed were $66,129 for asset retirement obligation. The liabilities assumed do not require fair value readjustments. In addition, KCC entered into a royalty agreement with the seller to be paid only upon coal extraction in the amount of $1.50 per extracted ton of coal. The acquired assets have an anticipated life of 7 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 7 years. Amortization expense for the year ended December 31, 2018 and 2017 amounted to $4,134 and $0, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value.

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

Assets
Note Receivable	$234,240
Land	$907,196
Coal Refuse Storage	$11,993,827
Processing and Loading Facility	$9,790,841
Liabilities
Notes Payable	$600,000
Asset Retirement Obligation	$234,240

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

Restricted cash: As part of the Kentucky New Markets Development Program an asset management fee reserve was set up in the amount of $116,115.  The funds are held to pay annual asset management fees to an unrelated party through 2021.  The balance as of December 31, 2018 and December 31, 2017 was $58,246 and $116,115, respectively. A lender of the Company also required a reserve account to be established.  The balance as of December 31, 2018 and December 31, 2017 was $273,783 and $0, respectively. The total balance of restricted cash also includes amounts held under the management agreement in the amount of $79,662 and $82,828, as of December 31, 2018 and 2017, respectively.  See note 5 for terms of the management agreement.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the year ended December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017
Cash	$2,293,107	$186,722
Restricted Cash	411,692	198,943
Total cash and restricted cash presented in the consolidated statement of cash flows	$2,704,799	$385,665

Concentration:  As of December 31, 2018 and 2017 89% and 70% of revenue came from four and three customers, respectively.  As of December 31, 2018 and 2017, 99% and 100% of outstanding accounts receivable came from two and three customers, respectively.

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

Mine Development:  Costs of developing new coal mines, including asset retirement obligation assets, are capitalized and amortized using the units-of-production method over estimated coal deposits or proven reserves.  Costs incurred for development and expansion of existing reserves are expensed as incurred.

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

Obligations are reflected at the present value of their future cash flows. We reflect accretion of the obligations for the period from the date they incurred through the date they are extinguished. The asset retirement obligation assets are amortized based on expected reclamation outflows over estimated recoverable coal deposit lives. We are using a discount rates ranging from 6.16% to 7.22%, risk free rates ranging from 1.76%% to 2.92% and inflation rate of 2%. Federal and State laws require that mines be reclaimed in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs.  During 2018 and 2017, $0 and $146,175 were incurred for gain loss on settlement on ARO.

The table below reflects the changes to our ARO:

	2018	2017
Beginning Balance	$14,987,135	$13,895,167
Accretion	1,366,322	978,660
Reclamation work	-	(32,867)
Gain on Reclamation Work	-	146,175
Dispositions	(919,158)	-
Wayland Acquisition	66,129	-
PointRock Acquisition	2,624,961
Razorblade Mine Development	168,380	-
WCC Acquisition	234,240	-
Ending Balance	$18,528,009	$14,987,135
Current portion of reclamation liability	$2,327,169	$2,033,862
Long-term portion of reclamation liability	$16,211,640	$12,953,273

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

Revenue Recognition: Up until December 31, 2017, the Company recognizes revenue in accordance with ASC 605 when the terms of the contract have been satisfied; generally, this occurs when delivery has been rendered, the fee is fixed or determinable, and collectability is reasonably assured. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.

The Company adopted and recognizes revenue in accordance with ASC 606 as of January 1, 2018, using the modified retrospective approach. The Company concluded that the adoption did not change the timing at which the Company historically recognized revenue nor did it have a material impact on its consolidated financial statements.

For periods prior to January 1, 2018, revenue was recognized when the following criteria had been met: (i) persuasive evidence of an arrangement existed; (ii) the price to the buyer was fixed or determinable; (iii) delivery had occurred; and (iv) collectability was reasonably assured. Delivery is considered to have occurred at the time title and risk of loss transfers to the customer. For coal shipments to domestic and international customers via rail, delivery occurs when the railcar is loaded.

For periods subsequent to January 1, 2018, revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to our customers. For coal shipments to domestic and international customers via rail, control is transferred when the railcar is loaded.

Our revenue is comprised of sales of mined coal and services for processing coal. All of the activity is undertaken in eastern Kentucky.

Revenue from coal processing and loading are recognized when services have been performed according to the contract in place.

Our coal sales generally include 10 to 30-day payment terms following the transfer of control of the goods to the customer. We typically do not include extended payment terms in our contracts with customers.

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

Loan Issuance Costs and Discounts are amortized using the effective interest method. Amortization expense amounted to $670,601 and $477,056 as of December 31, 2018 and 2017, respectively. Amortization expense for the next five years is expected to be approximately $19,000, annually.

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

Allowance for trade receivables as of December 31, 2018 and 2017 amounted to $0 and $0, respectively. Allowance for other accounts receivables as of December 31, 2018 and 2017 amounted to $0 and $92,573, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of December 31, 2018 and 2017.

Inventory:  Inventory consisting of mined coal is stated at the lower of cost (first in, first out method) or net realizable value.

Stock-based Compensation:  Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally 0 to 5 years) using the straight-line method.  Stock compensation to employees is accounted for under ASC 718 and stock compensation to non-employees is accounted for under 2018-07 which was adopted on July 1 2018 and ASC 505 for periods before July 1, 2018.

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

For the years ended December 31, 2018 and 2017, the Company had 5,545,202 and 5,364,230 outstanding stock warrants, respectively.  For the years ended December 31, 2018 and 2017, the Company had 681,830 and 0 outstanding stock options, respectively.  For the years ended December 31, 2018 and 2017, the Company had 481,780 and 4,817,792 shares of Series A Preferred Stock, respectively, that has the ability to convert at any time into 1,605,934 and 16,059,307 shares of common stock, respectively.  For the years ended December 31, 2018 and 2017, the Company had 0 and 903,157 shares of Series B Preferred Stock, respectively, that has the ability to convert at any time into 0 and 250,877 shares of common stock, respectively.  For the years ended December 31, 2018 and 2017, the Company had 636,830 and 0 restrictive stock awards, restricted stock units, or performance-based awards.

Reclassifications:  Reclassifications have been made to conform with current year presentation.

New Accounting Pronouncements:  Management has determined that the impact of the following recent FASB pronouncements will not have a material impact on the financial statements.

•	ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. During the fourth quarter of 2017, the Company finalized its assessment related to the new standard by analyzing certain contracts representative of the majority of the Company’s coal sales and determined that the timing of revenue recognition related to the Company’s coal sales will remain consistent between the new standard and the previous standard. The Company also reviewed other sources of revenue, and concluded the current basis of accounting for these items is in accordance with the new standard. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method, and there was no cumulative adjustment to retained earnings.

•	ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective for years beginning after December 15, 2017

•	ASU 2016-02, Leases, effective for years beginning after December 15, 2018. The Company adopted this standard on January 1, 2019 using the modified retrospective approach. The Company has concluded that the adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

•	ASU 2016-18, Statement of Cash Flows: Restricted Cash, effective beginning after December 15, 2017. The Company adopted this standard on January 1, 2018, and has concluded that the adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

•	ASU 2017-01, Business Combinations, effective beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 and has concluded that the adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

•	AUS 2017-09, Compensation – Stock Compensation, effective beginning after December 31, 2017

•	ASU 2017-11, Earnings Per Share, effective beginning after December 15, 2018

•	ASU 2018-05, Income Taxes, effective beginning after December 15, 2017. We expect to adopt ASU 2018-05 beginning January 1, 2018 and are in the process of assessing the impact that this new guidance is expected to have on our consolidated financial statements and related disclosures.

•	ASU 2018-07, Compensation-Stock Compensation (Topic 718), effective beginning after December 15, 2018 was adopted on July 1, 2018 and the standard did not have a material effect on the consolidated financial statements or related disclosures.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment were comprised of the following:

	2018	2017
Processing and rail facility	$11,630,171	$2,634,775
Underground equipment	8,717,229	7,253,148
Surface equipment	3,101,518	2,831,395
Mine development	14,907,068	-
Land	907,193	178,683
Less: Accumulated depreciation	(6,691,259)	(3,750,901)

Total Property and Equipment, Net	$32,571,920	$9,147,100

Depreciation expense amounted to $2,461,557 and $2,083,332 for the years of December 31, 2018 and 2017, respectively. Amortization of mining rights amounted to $478,801 and $0 for the years of December 31, 2018 and 2017, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mine Development	5-10 years

NOTE 3 - NOTES PAYABLE

During the year ended December 31, 2018 and 2017, principal payments on long term debt totaled $2,309,571 and $392,002, respectively. During the year ended December 31, 2018 and 2017, new debt issuances totaled $8,431,965 and $5,909,650, respectively, primarily from $6,925,305 of development and working capital loans and $1,506,660 of equipment loans in 2018 and primarily from $4,490,000 of working capital loans and $1,419,650 of equipment loans in 2017. During the year ended December 31, 2018 and 2017, net (payments) and proceeds from our factoring agreement totaled $(495,576) and $(32,985), respectively.

During the year ended December 31, 2018 and 2017, discounts on debt issued amounted to $709,500 and $490,000, respectively related to the Sales financing arrangement discussed below and the note payable discussed further in note 3. During 2018 and 2017, $670,601 and $455,000 was amortized into expense with $88,685 and $35,000 remaining as unamortized discount., respectively.

Long-term debt consisted of the following at December 31, 2018 and 2017:

	2018	2017

Equipment Loans - QEI

Note payable to an unrelated company in monthly installments of $2,064, with interest at 8.75%, through maturity in March 2019, when the note is due in full. The note is secured by equipment and a personal guarantee by an officer of the Company.	$4,627	$30,962

Note payable to an unrelated company in monthly installments of $1,468, With interest at 6.95%, through maturity in March 2021, when the note is due in full. The note is secured by equipment and a personal guarantee by an officer of the Company.	35,683	57,290

On September 8, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $600,000. The note carries 0% interest and is due April 1, 2019. The agreement provided for $80,000 paid upon execution, $30,000 monthly payments until the balance is paid in full. The note is secured by the equipment purchased.	280,000	460,000

On October 19, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $90,400. The agreement calls for monthly payments until maturity of October 19, 2019 and interest of 9.95%. The note is secured by the equipment purchased.	66,324	88,297

On October 20, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $50,250. The agreement calls for monthly payments until maturity of October 20, 2019 and interest of 10.60%. The note is secured by the equipment purchased	31,105	51,320

On December 7, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $56,900. The agreement calls for an interest rate of 8.522%, monthly payments until maturity of January 7, 2021. The note is secured by the equipment purchased.	39,838	56,900

On January 25, 2018, QEI entered into an equipment loan agreement with an unrelated party in the amount of $346,660. The agreement calls for monthly payments of $11,360 until maturity date of December 24, 2020 and carries an interest rate of 9%. The loan is secured by the underlying surface equipment purchased by the loan. Loan proceeds were used directly to purchase equipment.	235,983	-

On May 9, 2018, QEI entered into a loan agreement with an unrelated party in the amount of $1,000,000 with a maturity date of September 24, 2018 with monthly payments of $250,000 due beginning June 15, 2018. The note is secured by the assets and equity of the company and carries an interest rate of 0%. Proceeds of the note were split between receipt of $575,000 cash and $425,000 payment for new equipment. No payments have been made on the note which is in default. The note is secured by the equipment purchased by the note and a personal guarantee of an officer. .	1,000,000	-

Business Loan - ARC

On October 4, 2017, ARC entered into a consolidated loan agreement with an unaffiliated entity. $7,165,000 has been advanced under the note. The agreement calls for interest of 7% and with all outstanding amounts due on demand. The note is secured by all assets of Quest and subsidiaries. In conjunction with the loan, warrants for up to 5,017,006 common shares were issued at an exercise price ranging from $.01 to $11.44 per share and with an expiration date of October 2, 2020. The loan consolidation was treated as a loan modification for accounting purposes giving rise to a discount of $140,000. The discount was amortized over the life of the loan with $105,000 included as interest expense and $35,000 included as a note discount as of December 31, 2017. And $35,000 included as interest expense and $0 included as a note discount as of December 31, 2018. The note is secured by all assets of the Company.

	6,819,632	4,444,632

Customer Loan Agreement - ARC

On December 31, 2018, the Company entered into a loan agreement with an unrelated party. The loan is for an amount up to $6,500,000 of which $3,000,000 was advanced on December 31, 2018 and $2,000,000 was advanced on February 1, 2019. The promissory agreement carries interest at 5% annual interest rate and payments of principal and interest shall be repaid at a per-ton rate of coal sold to the lender. The outstanding amount of the note has a maturity of April 1, 2020. The note is secured by all assets of the Company. Loan issuance costs totaled $41,000 as of December 31, 2018.	$3,000,000	-

Sales Financing Arrangement ARC

During May 2018, the company entered into a financing arrangement with two unrelated parties. The notes totaled $2,859,500, carried an original issue discount of $752,535, interest rate of 33% and have a maturity date of January 2019 and are secured by future receivables as well as personal guarantees of two officers of the company. As of December 31, 2018, unamortized original issue discount totaled $88,685 and unamortized loan issuance costs totaled $4,611.	1,646,151	-

Equipment Loans – ERC

Equipment lease payable to an unrelated company in 48 equal payments of $771 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The equipment is being utilized as part of the management agreement referred to in Note 6. Therefore, the title of the assets are not held with ERC and there is a corresponding receivable due for the payment of this note.	23,352	27,288

Equipment lease payable to an unrelated company in 48 equal payments of $3,304 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The equipment is being utilized as part of the management agreement referred to in Note 6. Therefore, the title of the assets are not held with ERC and there is a corresponding receivable due for the payment of this note.	89,419	128,254

Equipment lease payable to an unrelated company in 48 equal payments of $2,031 with an interest rate of 5.25% with a balloon payment at maturity of August 13, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The equipment is being utilized as part of the management agreement referred to in Note 6. Therefore, the title of the assets are not held with ERC and there is a corresponding receivable due for the payment of this note.	29,554	36,890

Equipment Loans - McCoy

Equipment note payable to an unrelated company, with monthly payments of $150,000 in September 2016, October 2016, November 2016 and a final payment of $315,000 due in December 2016. The note carried 0% interest. $315,000 of this note was forgiven during May 2018, which was recorded as gain on cancelation of debt. The remaining balance of $225,000 was converted to equity. See note 8. The note was secured by the equipment purchased with the note.	-	540,000

On May 2, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $250,000 which carries 0% interest. Full payment was due September 12, 2017, and the note is in default. The note is secured by the equipment purchased with the note.	87,500	135,000

On June 12, 2017, Quest entered into an equipment purchase Agreement, which carried interest at 0% with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $22,500. Full payment was due September 12, 2017, and the note is in default. The note is secured by the equipment purchased with the note.	22,500	22,500

On September 25, 2017, Quest entered into an equipment purchase Agreement, which carries 0% interest with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $350,000. The agreement provided for $20,000 monthly payments until the balance is paid in full. The note matures on September 25, 2019, and the note is in default. The note is secured by the equipment purchased with the note.	308,000	330,000

Business Loans - McCoy

Business loan agreement with Crestmark Bank in the amount of $200,000, with monthly payments of 23,000, with an interest rate of 12%, through maturity in January 1, 2018. The note was secured by a corporate guaranty by the Company and a personal guaranty.	-	66,667

Seller Note - Deane

Deane Mining - promissory note payable to an unrelated company, with monthly interest payments of $10,000, at an interest rate of 6%, beginning June 30, 2016. The note is due December 31, 2017 and is unsecured. No payments have been made on the note and no extensions have been entered into subsequent to December 31, 2017, resulting in the note being in default.	2,000,000	2,000,000

Seller Note – Wyoming County

In conjunction with the asset acquisition, $600,000 promissory note payable to an unrelated company. See note 1. $350,000 is due on demand and the remaining $250,000 will be paid with monthly payments based on $1 per ton of coal to originate from the assets acquired, commencing November 1, 2019. $150,000 was paid in January 2019. The note is due on May 7, 2019, is unsecured and carries interest at 0%.	600,000	-

Accounts Receivable Factoring Agreement

McCoy, Deane and Knott County secured accounts receivable note payable to a bank. The agreement calls for interest of .30% for each 10 days of outstanding balances. The advance is secured by the accounts receivable, corporate guaranty by the Company and personal guarantees by two officers of the Company. The agreement ends in October 2019	1,087,413	1,582,989

Kentucky New Markets Development Program

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5.	4,117,139	4,117,139

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5.	1,026,047	1,026,047

Less: Debt Discounts and Loan Issuance Costs	(428,699)	(475,333)

Affiliate Notes

Notes payable to affiliate, due on demand with no interest and is uncollateralized. Equipment purchasing was paid by an affiliate resulting in the note payable.	$74,000	$74,000

During July 2017, an officer of the Company advanced $50,000 to Quest. During October 2018, the same officer advanced $13,500 to American Resources. The advances are unsecured, non interest bearing and due on demand.	63,500	50,000

During December 2018, an officer of the Company advanced $5,000 to Quest. The advance is unsecured, non interest bearing and due on demand.	5,000	-
	22,212,011	14,850,842
Less: Current maturities	14,293,139	9,769,154

Total Long-term Debt	$7,918,872	$5,081,688

Total interest expense was $1,288,990 in 2018 and $558,772 in 2017.

Future minimum principal payments, interest payments and payments on capital leases are as follows:

Payable In	Loan Principal	Lease Principal	Total Loan and Lease Principal	Lease Interest

2019	14,262,436	142,325	14,404,761	3,722
2020	3,137,219	-	3,137,219	-
2021	53,535	-	53,535	-
2022	-	-	-	-
2023	-		-
Thereafter	5,093,074	-	5,093,074	-

NOTE 4 - RELATED PARTY TRANSACTIONS

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership.  During prior years, the Company incurred fees totaling $17,840,615 relating to services rendered under this agreement.  The amount outstanding and payable as of December 31, 2018 and 2017, was $0 and $17,840,615, respectively. The amount is due on demand and does not accrue interest.  The amounts under the agreement were cancelled and forgiven on May 31, 2018. The forgiveness was accounted for as an increase in additional paid in capital.

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable.  The balance of the note was $74,000 as of December 31, 2018 and 2017, respectively.

On April 30, 2017, the Company purchased $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party.  As a result of the transaction, the Company is now the creditor on the notes.  The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015.  The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016.  Both notes are in default and have been fully impaired due to collectability uncertainty. (see Note 3)

During July 2017, an officer of the Company advanced $50,000 to Quest. The advance is unsecured, non interest bearing and due on demand. During October 2018, the same officer advanced $13,500 under the same terms. (see Note 3)

During December 2018, an officer of the Company advanced $5,000 to American Resources.  The advance is unsecured, non interest bearing and due on demand.  (see Note 3)

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, LRR,  owned by members of the Company’s management.  LRR leases various parcels of land to QEI and engages in other activities creating miscellaneous income.  The consideration for the transaction was a note in the amount of $178,683.  The note bears no interest and is due in 2026.  As of January 28, 2017, the note was paid in full.  From October 24, 2016. this transaction was eliminated upon consolidation as a variable interest entity.  As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity.  As of December 31, 2018, amounts owed to LRR totaled $474,654.

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

On March 18, 2016, ERC Mining LLC, an entity consolidated as a VIE, lent $4,117,139 to an unaffiliated entity, as part of the Kentucky New Markets Development Program loans.  The note bears interest at 4% and is due March 7, 2046. The balance as of December 31, 2018 and 2017 was $4,117,139 and $4,117,139, respectively. Payments of interest only are due quarterly until March 18, 2023 at which time quarterly principal and interest are due.  The note is collateralized by the equity interests of the borrower.

The Company’s management also manages the operations of ERC Mining LLC.  ERC Mining LLC has assets totaling $4,415,860 and liabilities totaling $4,117,139 as of December 31, 2018 and 2017, respectively, for which there are to be used in conjunction with the transaction described above.  Assets totaling $3,654,772 and $3,818,418 and liabilities totaling $4,117,139 and $4,117,139, respectively, are eliminated upon consolidation as of December 31, 2018 and 2017.  The Company’s risk associated with ERC Mining LLC is greater than its ownership percentage and its involvement does not affect the Company’s business beyond the relationship described above.

NOTE 6 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. The agreement called for a monthly base fee of $20,000 in addition to certain per ton fees based on performance to be paid to ERC. Fees earned totaled $440,000 and $240,000 for 2018 and 2017, respectively, which have been fully reserved. The agreement called for equipment payments to be made by the entity. As of December 31, 2018 and 2017 amounts owed from the entity to ERC for equipment payments amounted to $0 and $192,432, respectively.

During 2018, ERC had advances of $48,611 and repayments of $197,419 of amounts previously advanced.  During 2017, ERC had advances of $77,800 and repayments of $625,227 of amounts previously advanced.  The advances are unsecured, non-interest bearing and due upon demand.  Of the amounts received in 2017, $387,427 was the collection of a previously impaired amount.

As part of the agreement, ERC retained the administrative rights to the underlying mining permit and reclamation liability.  The entity has the right within the agreement to take the mining permits and reclamation liability at any time.  In addition, all operational activity that takes place on the facility is the responsibility of the entity.  ERC acts as a fiduciary and as such has recorded cash held for the entity’s benefit as both an asset and an offsetting liability amounting to $79,662 and $82,828 respectively as of December 31, 2018 and 2017.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The primary temporary differences that give rise to the deferred tax assets and liabilities are as follows: accrued expenses.

Deferred tax assets consisted of $2,027,765 and $2,227,849 at December 31, 2018 and 2017, respectively, which was fully reserved. Deferred tax assets consist of net operating loss carryforwards in the amount of $2,027,765 and $2,227,849 at December 31, 2018 and 2017, respectively, which was fully reserved. The net operating loss carryforwards for years 2015, 2016, 2017 and 2018 begin to expire in 2035. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

The Company’s effective income tax rate is lower than what would be expected if the U.S. federal statutory rate (21%) were applied to income before income taxes primarily due to certain expenses being deductible for tax purposes but not for financial reporting purposes.  The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years are open to examination as of December 31, 2018.

NOTE 8 – EQUITY TRANSACTIONS

As of December 31, 2018, the following describes the various types of the Company’s securities:

Common Stock

Voting Rights. Holders of shares of common stock are entitled to one vote per share held of record on all matters to be voted upon by the stockholders. The holders of common stock do not have cumulative voting rights in the election of directors.

Dividend Rights. Holders of shares of our common stock are entitled to ratably receive dividends when and if declared by our board of directors out of funds legally available for that purpose, subject to any statutory or contractual restrictions on the payment of dividends and to any prior rights and preferences that may be applicable to any outstanding preferred stock. Please read “Dividend Policy.”

Liquidation Rights. Upon our liquidation, dissolution, distribution of assets or other winding up, the holders of common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any of our outstanding shares of preferred stock.

Other Matters. The shares of common stock have no preemptive or conversion rights and are not subject to further calls or assessment by us. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of our common stock, are fully paid and non-assessable.

Series A Preferred Stock

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series A Preferred stock, par value $0.0001 per share, covering up to an aggregate of 5,000,000 shares of Series A Preferred stock. The Series A Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of the date of this filing, no shares of Series A Preferred stock are outstanding. See “Security Ownership of Certain Beneficial Owners and Management” for more detail on the Series A Preferred stock holders.

Voting Rights. Holders of Series A Preferred shares are entitled to three hundred and thirty three and one-third (333 (1/3)) votes, on an “as-converted” basis, per each Series A Preferred share held of record on all matters to be voted upon by the stockholders.

Dividend Rights. The holders of the Series A Preferred stock are not entitled to receive dividends.

Conversion Rights. The holders of the Series A Preferred stock are entitled to convert into common shares, at the holder’s discretion, at a rate of one Series A Preferred share for three and one-third Common shares. Any fractional common shares created by the conversion is rounded to the nearest whole common share.

Liquidation Rights. Upon our liquidation, dissolution, distribution of assets or other winding up, the holders of the Series A Preferred shares shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to $1.65 per share.

Anti-Dilution Protections. The Series A Preferred stock shall have full anti-dilution protection until March 1, 2020, such that, when the sum of the shares of the common stock plus the Series A Convertible stock that are held by the Series A Preferred stock holders as of the date of the Articles of Amendment are summed (the sum of which is defined as the “Series A Holdings”, and the group defined as the “Series A Holders”), the Series A Holdings held by the Series A Holders shall be convertible into, and/or equal to, no less than Seventy-Two Percent (72.0%) of the fully-diluted common stock outstanding of the company (inclusive of all outstanding “in-the-money” options and warrants). Any amount that is less than Seventy-Two Percent (72.0%) shall be adjusted to Seventy-Two Percent (72.0%) through the immediate issuance of additional common stock to the Series A Holders to cure the deficiency, which shall be issued proportionally to each respective Series A Holder’s share in the Series A Holdings at the time of the adjustment. This anti-dilution protection shall include the effect of any security, note, common stock equivalents, or any other derivative instruments or liability issued or outstanding during the anti-dilution period that could potential cause dilution during the anti-dilution period or in the future.

As of February 14, 2019, all Series A Preferred stock has been converted into Common shares of the company.

Series B Preferred Stock

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series B Preferred stock, par value $0.001 per share, covering up to an aggregate of 20,000,000 shares of Series B Preferred stock. The Series B Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of the date of this filing, no shares of Series B Preferred stock are outstanding. See “Security Ownership of Certain Beneficial Owners and Management” for more detail on the Series B Preferred stock holders.

Voting Rights. The holders of Series B Preferred shares have no voting rights.

Dividend Rights. The holders of the Series B Preferred shall accrue a dividend based on an 8.0% annual percentage rate, compounded quarterly in arrears, for any Series B Preferred stock that is outstanding at the end of such prior quarter.

Conversion Rights. The holders of the Series B Preferred stock are entitled to convert into common shares, at the holder’s discretion, at a conversion price of Three Dollars and Sixty Cents ($3.60) per share of common stock, subject to certain price adjustments found in the Series B Preferred stock purchase agreements.

Liquidation Rights. Upon our liquidation, dissolution, distribution of assets or other winding up, the holders of Series B Preferred shares shall have a liquidation preference to the Series A Preferred and Common shares at an amount equal to the holders’ investment in the Series B Preferred stock.

Series C Preferred Stock

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series C Preferred stock, par value $0.0001 per share, covering up to an aggregate of 20,000,000 shares of Series C Preferred stock. The Series C Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of the date of this filing, no shares of Series C Preferred stock are outstanding. See “Security Ownership of Certain Beneficial Owners and Management” for more detail on the Series C Preferred stock holders.

Voting Rights. The holders of Series C Preferred shares are entitled to vote on an "as-converted" basis of one share of Series C Preferred Stock voting one vote of common stock.

Dividend Rights. The holders of the Series C Preferred shall accrue a dividend based on an 10.0% annual percentage rate, compounded annually in arrears, for any Series C Preferred stock that is outstanding at the end of such prior year.

Conversion Rights. The holders of the Series C Preferred stock are entitled to convert into common shares, at the holder’s discretion, at a conversion price of Six Dollars ($6.00) per share of common stock, subject to certain price adjustments found in the Series C Preferred stock purchase agreements. Should the company complete an equity offering (including any offering convertible into equity of the Company) of greater than Five Million Dollars ($5,000,000) (the “Underwritten Offering”), then the Series C Preferred stock shall be automatically and without notice convertible into Common Stock of the company concurrently with the subsequent Underwritten Offering at the same per share offering price of the Underwritten Offering. If the Underwritten Offering occurs within twelve months of the issuance of the Series C Preferred stock to the holder, the annual dividend of 10.0% shall become immediately accrued to the balance of the Series C Preferred stock and converted into the Underwritten Offering.

Liquidation Rights. Upon our liquidation, dissolution, distribution of assets or other winding up, the holders of Series C Preferred shares shall have a liquidation preference to the Common shares at an amount equal to $1.00 per share.

As of February 21, 2019, all Series C Preferred stock has been converted into Common shares of the company.

A 2016 Stock Incentive Plan (2016 Plan) was approved by the Board during January 2016.  The Company may grant up to 6,363,225 shares of Series A Preferred stock under the 2016 Plan.  The 2016 Plan is administered by the Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.  The options issued under the 2016 Plan vest upon issuance.

A new 2018 Stock Option Plan (2018 Plan) was approved by the Board on July 1, 2018.  The Company may grant up to 4,000,000 shares of common stock under the 2018 Plan.  The 2018 Plan is administered by the Board of Directors, which has substantial discretion to determine persons, amounts, time, price, vesting schedules, exercise terms, and restrictions of the grants, if any.  On September 12, 2018, the Board issued a total of 636,830 options to four employees of the Company under the 2018 Plan.  The options have an expiration date of September 10, 2025 and have an exercise price of $1.00 per share. Of the total options issued, 25,000 vested immediately, with the balance of 611,830 options vesting equally over the course of three years, subject to restrictions regarding the employee’s continued employment by the Company.

On May 10, 2017, the Company issued warrants amounting to 8,334 common shares to a board member.  The options expire May 9, 2020 and have an exercise price of $3.60 and vest immediately.  An expense in the amount of $40,000 was recognized for this issuance.

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

On March 7, 2017, the Company closed a private placement whereby it issued an aggregate of 500,000 shares of ARC’s Series B Preferred Stock at a purchase price of $1.00 per Series B Preferred share, and warrants to purchase an aggregate of 208,334 shares of the ARC’s common stock (subject to certain adjustments), for proceeds to ARC of $500,000 (the “March 2017 Private Placement”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the preferred series B shares and the warrants in the March 2017 Private Placement were approximately $500,000. The ‘A’ warrants totaling 138,889 shares expire March 6, 2020 and hold an exercise price of $7.20 per share. The ‘A-1’ warrants totaling 69,445 shares expire March 6, 2020 and hold an exercise price of $.03 per share.

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

On April 30, 2017, American Resources Corporation closed on a private placement agreement whereby it issued an aggregate of 250,000 shares of the ARC’s Series B Preferred Stock and A warrants amounting to 69,445 to an unrelated party for the purchase of $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party.  As a result of the transaction, the Company is now the creditor on the notes.  The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015.  The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016.  Both notes are in default and were impaired in 2017.  The A warrants totaling 69,445 shares expire April 29, 2019 and hold an exercise price of $7.20 per share.

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

The Series B Preferred share purchase agreement provides for a period of nine months post execution of the purchase agreement for an option for the investor to put the Series B Preferred investment to the Company at a premium to the Series B Preferred purchase price should the Company achieve certain hurdles, such as a secondary offering and an up-listing to a national stock exchange.  Such put option expires after 20 days from notification of the Company to the Series B Preferred investor of the fulfillment of such qualifications.

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

As of the date of this annual report, 600,000 shares of Warrant B-4 have been exercised cashlessly and as a result the shareholder received 599,427 shares of common stock as a result of the exercise.

Total stock based compensation expense incurred for awards to employees and directors during 2018 and 2017 was $63,127 and $0, respectively. Fair value was determined using the Black-Sholes Option Pricing Model.

The preferred dividend requirement for 2018 and 2017 amounted to $114,850 and $53,157, respectively.

On July 5, 2017, the Company issued 13,333 common shares and warrants to purchase 33,333 shares to an unrelated consulting company. The aggregate value of the common shares upon issuance totaled $14,733. The warrants had an exercise price of $3.60 with a three-year term. The total compensation expense related to this warrant was $10,000 which was determined using the closing stock price at the date of the grant and the Black-Sholes Option Pricing Model.

On July 18, 2018, the Company issued 150,000 common shares valued at $165,000 to Sylva International LLC for an agreement to provide digital marketing services to the Company. The agreement was subsequently terminated by the Company for breach of contract.

On September 14, 2018, the Company issued 105,000 common shares valued at $152,250 and 175,000 warrants valued at $163,847 to Redstone Communications LLC as compensation for the first six months of an agreement to provide for public relations with existing shareholders, broker dealers, and other investment professionals for the Company. These warrants vest immediately, have an exercise price of $1 and a 5 year term.

On September 14, 2018, the Company issued 45,000 common shares valued at $65,250 and 75,000 warrants valued at $70,220 to Mr. Marlin Molinaro as compensation for the first six months of an agreement to provide for public relations with existing shareholders, broker dealers, and other investment professionals for the Company.  These warrants vest immediately, have an exercise price of $1 and a 5 year term.

On October 24, 2018, warrants totaling 69,420 common shares of the company were exercised by a non-affiliated shareholder. The exercise was a cashless exercise.

On November 5, 2018, 4,336,012 Series A Preferred shares were converted into 14,453,373 common shares of the Company in a cashless conversion.

On November 7, 2018, the Company issued 1,727,276 shares, valued at $22,091,860,as part of the consideration for the acquisition of five permits, coal processing and loading facilities, surface ownership, mineral ownership, and coal refuse storage facilities from unrelated entities by the Company’s wholly-owned subsidiary, Wyoming County Coal LLC.

On November 7, 2018, 964,290 of Series B preferred shares and $0 of accrued dividends were converted into 267,859 common shares of the Company in a cashless conversion.

On November 7, 2018, $36,000 worth of trade payables were settled with 6,000 common shares of the Company, resulting in a loss of $40,740.

On November 8, 2018, the Company's Board of Directors elected to amend its Articles of Incorporation, canceled its Series B Preferred Stock, designated 20,000,000 shares of a newly created Series C Preferred Stock, and amended its Series A Preferred stock for the following key provisions: voting rights of 333(1/3) votes of common stock for each Series A Preferred stock, and anti-dilution protection through March 1, 2020 at no less than 72.0% of the fully-diluted common shares. The newly created Series C Preferred Stock carries the following key provisions: automated conversion to common shares upon the completion of a underwritten equity offering totaling $5,000,000 or more and a paid in kind annual dividend with a 10% annual percentage rate.

On November 14, 2018, $225,000 of debt to an unrelated entity, was converted into 37,500 shares of common stock, resulting in a loss of $206,250.

On November 15, 2018, three independent directors were appointed. As compensation for their services, each of the directors were issued a three-year warrant to purchase up to 15,000 common shares of the Company at an exercise price of $6.00 per share, subject to certain price adjustments and other provisions found within the respective warrants. The warrants have a 3 year term, vest immediately ratably over their term and will result in a current expense of $9,488 and a future expense totaling of $113,850 totaling $341,550.

On November 27, 2018, 50,000 shares of Series C preferred shares were sold at $1.00 per share resulting in proceeds of $50,000 for the Company.

Under an agreement dated November 1, the Company, on December 3, 2018, issued 10,000 shares of Class A Common stock and a warrant to purchase 417 shares, valued at $2,527, of the company were issued to an unrelated firm for consulting services under a contract executed on November 1, 2018. The warrant has a strike price of $6.00 per share, has a two-year term, and can be exercised via a cashless exercise by the holder at any time during its term. The agreement also carries the commitment that a cash fee of $10,000 will be payable under the agreement at the time the company closes a financing of greater than $1.0 million. An additional 15,000 shares will be issued on June 1, 2019 if the agreement is still in effect.

	2018	2017
Expected Dividend Yield	0%	0%
Expected volatility	87.97 - 109%	13.73%
Risk-free rate	1.03-2.73%	1.47-1.62%
Expected life of warrants	2-5 years	2-3 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable - December 31, 2016	-	-	-	-
Granted	6,343,833	$2.317	2.706	$174,253
Forfeited or Expired	979,603	$0.560	1.997	$36,184
Exercised	-	-	-	-
Outstanding - December 31, 2017	5,364,230	$2.638	2.835	$138,069
Exercisable (Vested) - December 31, 2017	5,364,230	$2.638	2.835	$138,069

Granted	250,417	$1.008	4.699	$2,251,668
Forfeited or Expired	-	-	-	-
Exercised	69,420	$0.003	1.367	$194,513
Outstanding - December 31, 2018	5,545,227	$2.745	1.704	$42,063,228
Exercisable (Vested) - December 31, 2018	5,545,227	$2.745	1.704	$42,063,228

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding - December 31, 2017	-	-	-	-
Exercisable (Vested) - December 31, 2017	-	-	-	-

Granted	681,830	$1.330	6.447	$405,000
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding - December 31, 2018	681,830	$1.413	6.447	$405,000
Exercisable (Vested) - December 31, 2018	70,000	$4.214	4.247	$405,000

NOTE 9 - CORRECTION OF PRIOR YEAR INFORMATION

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2018, the Company identified an error in the formula used to calculate the initial asset obligation of Deane, McCoy and KCC. The formulaic error initially resulted in the overstated long term assets and long term liabilities for the year ended December 31, 2015, 2016 and 2017. During the year ended December 31, 2016 and 2017, accretion and depreciation expenses were overstated causing an understatement of retained earnings.

This resulted in an adjustment to the previously reported amounts in the financial statements of the Company for the year ended December 31, 2017.  In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting periods affected.

However, if the adjustments to correct the cumulative effect of the above error had been recorded in the year ended December 31, 2018, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results of the Company as of December 31, 2017.

The following table presents the impact of the correction in the financial statements as of December, 31, 2017:

Balance Sheet	As of December 31, 2017
	As Previously
	Reported	Adjustment	As Restated
Assets
Total Current Assets	$2,702,401	$-	$2,702,401

Cash - restricted	198,943	-	198,943
Processing and Rail Facility	2,914,422	(279,647)	2,634,775
Underground Equipment	8,887,045	(1,633,897)	7,253,148
Surface Equipment	3,957,603	(1,126,208)	2,831,395
Mining Rights	-		-
Less Accumulated Depreciation	(4,820,569)	1,069,668	(3,750,901)
Land	178,683	-	178,683
Accounts Receivable - Other	127,718	-	127,718
Note Receivable	4,117,139	-	4,117,139

Total Assets	$18,263,385	$(1,970,084)	$16,293,301

Liabilities and Shareholders' deficit

Total Current Liabilities	$35,423,566	$-	$35,423,566

Long-term portion of note payables	5,081,688	-	5,081,688
Reclamation liability	$17,851,195	(4,897,922)	12,953,273

Total Liabilities	$58,356,449	(4,897,922)	$53,458,527

Class A Common stock	89	-	89
Series A Preferred stock	482	-	482
Series B Preferred stock	850	-	850
Series C Preferred stock	-	-	-
APIC	1,527,254	-	1,527,254
Accumulated Deficit	(42,019,595)	2,927,838	(39,091,757)
Total Equity	(40,490,920)	2,927,838	(37,563,082)
Non Controlling Interest	397,856	-	397,856
Total Liabilities and Equity	18,263,385	$(1,970,084)	16,293,301

Income Statement	Year Ended December 31, 2017
	As Previously
	Reported	Adjustment	As Restated
Revenue
Total Revenue	$20,820,998	$-	$20,820,998

Cost of Coal Sales and Processing	(16,344,567)	-	(16,344,567)
Accretion Expense	(1,791,051)	812,391	(978,660)
Loss on reclamation settlement	-	146,175	146,175
Depreciation	(2,557,714)	474,382	(2,083,332)
Amortization of mining rights	-	-	-
General and Administrative	(1,378,111)	-	(1,378,111)
Professional Fees	(694,366)	-	(694,366)
Production Taxes and Royalties	(4,974,013)	-	(4,974,013)
Impairment Loss from notes receivable from related party	(250,000)	-	(250,000)
Development Costs	(6,850,062)	-	(6,850,062)

Net Loss from Operations	$(14,018,886)	$1,432,948	$(12,585,938)

Other Income (loss)	(6,580)	-	(6,580)

Net Loss	$(14,025,466)	$1,432,948	$(12,592,518)

Less: Preferred dividend requirement	(53,157)	-	(53,157)
Less: Net income attributable to Non Controlling Interest	(343,099)	-	(343,099)

Net loss attributable to American Resources Corporation Shareholders	$(14,421,722)	$1,432,948	$(12,988,774)

Statement of Cash Flow	Year Ended December 31, 2017
	As Previously
	Reported	Adjustment	As Restated
Cash Flows from Operating activities:
Net loss	$(14,025,466)	$1,432,948	$(12,592,518)
Adjustments to reconcile net income (loss) to net cash
Depreciation	2,557,714	(474,382)	2,083,332
Amortization of mining rights	-	-	-
Accretion expense	1,791,051	(812,391)	978,660
Gain on disposition	-	-	-
Forgiveness of debt	-	-	-
Loss on reclamation settlements	-	(146,175)	(146,175)
Assumption of note payable in reverse merger	50,000	-	50,000
Amortization of debt discount and issuance costs	477,056	-	477,056
Impairment (recovery) of advances receivable	(387,427)	-	(387,427)
Impairment of related party note receivable	250,000	-	250,000
Stock compensation expense	50,000	-	50,000
	$(9,237,072)	$-	$(9,237,072)
Change in current assets and liabilities	3,592,498	-	3,592,498

Cash used in operating activities	$(5,644,574)	-	$(5,644,574)

Cash provided by investing activities	439,599	-	439,599

Cash provided by financing activities	4,665,013	-	4,665,013

(Decrease) in cash	(539,962)	-	(539,962)

Cash, beginning of year	925,627	-	925,627

Cash, end of year	$385,665	$-	$385,665

NOTE 10 – CONTINGENCIES AND COMMITMENTS

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend.  The range of loss, if any, from potential claims cannot be reasonably estimated.  However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

Should the Company decide to renew the consulting agreement with Redstone Communication, LLC, as compensation for the following six months of engagement (note 8), we will issue to Redstone Communications another five-year warrant option to purchase up to 175,000 common shares of our Company at an exercise price of $1.50 per share, another 105,000 common shares, and a cash payment of $10,000 per month for the second six-month term (with the first two months payable in advance upon renewal of the second term). Furthermore, we will issue to Mr. Marlin Molinaro another five-year warrant option to purchase up to 75,000 common shares of our Company at an exercise price of $1.50 per share and another 45,000 common shares. Should Redstone Communications, LLC and Mr. Molinaro receive and exercise the warrants received under the second six months of engagement, the Company will receive up to $262,500 and $112,500, respectively.

On August 21, 2018, Deane and an unrelated vendor entered into a settlement agreement for past payables. Pursuant to the settlement agreement, Deane will pay the full outstanding unpaid balance in accordance with the agreed to schedule, with the full amount being due on January 3, 2019. Deane is currently in default of this agreement.

KCC is in settlement discussions relating to a reclamation issue while the property was under former ownership. The expected settlement amount is estimated to be $100,000.

The company leases various office space some from an entity which was consolidated as a variable interest entity until June 30, 2018. (see note 5)  The rental lease for the Company’s principal office space expired in December 31, 2018 and is continuing on a month-to-month basis. The future annual rent is $6,000 through 2021. Rent expense for 2018 and 2017 amounted to $36,000 and $26,000 each year, respectively.

NOTE 11 - SUBSEQUENT EVENTS

On January 16, 2019, an affiliate of the Company converted its remaining 29,051 shares of Series A Preferred into 96,837 common shares

On January 17, 2019, a non-affiliated shareholder partially exercised 300,000 shares of a warrant they held in the Company. The exercise was cashless, and the shareholder received 299,697 shares of common stock as a result of the conversion.

On January 25, 2019, the Company extended its consulting agreement with Redstone Communications, LLC for an additional six-month term, and as a result, we issued 105,000 restricted common shares to Redstone Communications LLC and 45,000 restricted common shares to Mr. Marlin Molinaro, another five-year warrant to purchase up to 175,000 common shares of our Company at an exercise price of $1.50 per share and issued to Mr. Marlin Molinaro another five-year warrant option to purchase up to 75,000 common shares of our Company at an exercise price of $1.50 per share as compensation for the second six months of an agreement. Should Redstone Communications, LLC and Mr. Molinaro receive and exercise the warrants options received under the second six months of engagement, the Company will receive up to $262,500 and $112,500, respectively. These common shares have not been physically issued.

On January 27, 2019, the Company issued 1,000 shares of common shares to an unrelated party for the consideration of $5,000 cash to the Company.

On January 28, 2019, the Company issued a total of 400 shares of common shares to two unrelated parties for the total consideration of $2,000 cash to the Company.

On January 30, 2019, the Company entered into an Investor Relations Agreement with American Capital Ventures, Inc. (“American Capital”) whereby American Capital will provide, among other services, assistance to the Company in planning, reviewing and creating corporate communications, press releases, and presentations and consulting and liaison services to the Company relating to the conception and implementation of its corporate and business development plan. The term of the agreement is six months and American Capital was immediately issued 9,000 shares of common shares as compensation under the agreement.

On February 1, 2019, the Company issued a total of 1,000 shares of common shares to two unrelated parties for the total consideration of $5,000 cash to the Company.

On February 4, 2019, the ARC business loan was amended to allow conversion of outstanding amounts to common shares at a price per share of $5,25.

On February 6, 2019, a non-affiliated shareholder partially exercised 300,000 shares of a warrant they held in the Company. The exercise was cashless, and the shareholder received 299,730 shares of common stock as a result of the conversion.

On February 4 through February 8, 2019, the Company issued a total of 17,800 shares of common shares to sixteen unrelated parties for the total consideration of $89,000 cash to the Company.

On February 10, 2019, $3,000 worth of trade payables were settled with 500 common shares of the company.

On February 12, 2019, the Company executed a contract with an unrelated party for the acquisition of stock and assets of entities with non-operating assets consisting of surface and mineral ownership and other related agreements. Consideration is in the form of 2,000,000 common shares, priced at $12.79 per share of common share, as well as $500,000 cash and a promissory note totaling $2,000,000 with a maturity of less than 1 year. The note is secured by a land contract on the acquired property.

On February 14, 2019, 452,729 Series A preferred shares were converted into 1,509,097 common shares of the company in a cashless conversion under the terms of the agreement. This resulted in no more Series A Preferred stock being outstanding as of this date.

On February 20, 2019, the Company issued 1,000,000 shares of Class A Common Stock at a price of $4 per share in conjunction with its effective S-1/A Registration Statement.  Net proceeds to the Company amounted to $3,695,000.  On March 7, 2019, the Company issued an additional 150,000 shares of Class A Common Stock at a price of $4 per share as the over-allotment from the effective A-1/A Registration Statement.  The net proceeds to the company amounted to $558,000.

