Form 10-Q
period 2019-03-31
American Resources Corp
filed 2019-05-16
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common	AREC	NASDAQ Capital Market

As of May 15, 2019, the registrant had 23,316,197 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended

March 31, 2019

AMERICAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash	$7	$2,293,107
Accounts Receivable	624,045	1,318,680
Inventory	738,054	163,800
Prepaid fees	483,000	147,826
Accounts Receivable - Other	292,608	319,548
Total Current Assets	2,137,714	4,262,961

OTHER ASSETS
Cash - restricted	471,640	411,692
Processing and rail facility	11,630,171	11,630,171
Underground equipment	9,438,673	8,717,229
Surface equipment	3,101,518	3,101,518
Mine development	40,307,068	14,907,068
Less Accumulated Depreciation	(8,044,966)	(6,691,259)
Land	2,407,193	907,193
Note Receivable	4,117,139	4,117,139
Total Other Assets	63,428,436	37,100,751

TOTAL ASSETS	$65,566,150	$41,363,712

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,248,566	$8,139,662
Accounts payable – related party	579,123	474,654
Accrued interest	1,312,562	1,118,736
Funds held for others	139,864	79,662
Due to affiliate	124,000	124,000
Current portion of long term-debt (net of unamortized discount of $- and $134,296)	14,934,884	14,169,139
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	25,666,168	26,433,022

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $425,820 and $428,699)	9,803,829	7,918,872
Reclamation liability	16,532,541	16,211,640
Total Other Liabilities	26,336,370	24,130,512

Total Liabilities	52,002,538	50,563,534

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 23,316,197 and 17,763,469 shares issued and outstanding	2,331	1,776
AREC - Series A Preferred stock: $.0001 par value; 5,000,000 shares authorized, 0 and 481,780 shares issued and outstanding	-	48
AREC - Series C Preferred stock: $.0001 par value; 20,000,000 shares authorized, 0 and 50,000 shares issued and outstanding	-	5
Additional paid-in capital	75,742,084	42,913,532
Accumulated deficit	(62,180,803)	(52,115,183)
Total Stockholders’ Equity (Deficit)	13,563,612	(9,199,822)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$65,566,150	$41,363,712

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018

Coal Sales	$6,994,276	$7,305,860
Processing Services Income	-	19,516

Total Revenue	6,994,276	7,325,376

Cost of Coal Sales and Processing	(6,644,087)	(5,473,428)
Accretion Expense	(321,701)	(341,581)
Depreciation	(816,916)	(615,389)
Amortization of Mining Rights	(536,791)	-
General and Administrative	(1,372,588)	(476,589)
Professional Fees	(4,333,896)	(274,603)
Production Taxes and Royalties	(1,259,586)	(949,793)
Development Costs	(1,600,117)	(1,687,173)

Total Operating expenses	(16,885,682)	(9,818,556)

Net Loss from Operations	(9,891,406)	(2,493,180)

Other Income and (expense)
Loss on payable settlement	(22,660)	-
Other Income	266,425	128,514
Amortization of debt discount and debt issuance costs	(134,296)	-
Interest Income	41,171	41,171
Interest expense	(324,854)	(247,154)
Total Other income (expense)	(174,214)	(77,469)

Net Loss	(10,065,620)	(2,570,649)

Less: Series B dividend requirement	-	(70,157)

Less: Net income attributable to Non Controlling Interest	-	(128,514)

Net loss attributable to American Resources Corp. Shareholders	$(10,065,620)	$(2,769,320)

Net loss per common share - basic and diluted	$(0.48)	$(2.96)

Weighted average common shares outstanding- basic and diluted	20,798,065	892,044

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANAURY 1, 2019 THROUGH MARCH 31, 2019 AND JANAURY 1, 2018 THROUGH MARCH 31, 2018
UNAUDITED

									Additional	Accumulated	Non
	Common shares		Preferred Series A		Preferred Series B		Preferred Series C		Paid- In	Deficit	controlling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Accumulated	Interest	Total
Balance December 31, 2018	17,763,469	$1,776	481,780	$48	-	$-	50,000	$5	$42,913,532	$(52,115,183)	$-	$(9,199,822)

Issuance of common shares for cash, net	1,170,200	117	-	-	-	-	-	-	4,253,883	-	-	4,254,000

Issuance of common shares for services	159,000	16	-	-	-	-	-	-	1,672,184	-	-	1,672,200

Issuance of common shares for asset acquisition	2,000,000	200	-	-	-	-	-	-	24,399,800	-	-	24,400,000

Issuance of common shares for conversion of debt and accounts payable	4,417	-	-	-	-	-	-	-	49,161	-	-	49,161

Issuance of warrants to consultants	-	-	-	-	-	-	-	-	2,385,000	-	-	2,385,000

Stock option expense	-	-	-	-	-	-	-	-	68,693	-	-	68,693

Issuance of common Shares for warrant Exercise	599,427	60	-	-	-	-	-	-	(60)	-	-	-

Conversion of Series A into common stock	1,605,934	161	(481,780)	(48)	-	-	-	-	(113)	-	-	-

Conversion of Series C into common stock	13,750	1	-	-	-	-	(50,000)	(5)	4	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(10,065,620)	-	(10,065,620)

Balance March 31, 2019	23,316,197	$2,331	-	$-	-	$-	-	$-	75,742,084	$(62,180,803)	-	$13,563,612

Balance, December 31, 2017	892,044	$89	4,817,792	$482	850,000	$850	-	$-	$1,527,254	$(39,091,757)	$397,856	(37,165,226)

Series B preferred dividend requirement	-	-	-	-	-	-	-	-	-	(70,157)	-	(70,157)

Net loss	-	-	-	-	-	-	-	-	-	(2,699,163)	128,514	(2,570,649)

Balance, March 31, 2018	892,044	$89	4,817,792	$482	850,000	$850	-	$-	1,527,254	$(41,861,077)	526,370	$(39,806,032)

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating activities:
Net loss	$(10,065,620)	$(2,570,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	816,916	615,389
Amortization of mining rights	536,791	-
Accretion expense	321,701	341,581
Warrant expense	2,385,000	-
Issuance of common shares for services	1,672,200	-
Stock compensation expense	68,693	-
Amortization of issuance costs and debt discount	134,296	37,841
Recovery of previously impaired receivable	(50,806)	(50,806)
Change in current assets and liabilities:

Accounts receivable	792,381	(399,047)
Prepaid expenses and other assets	(335,174)	(443,482)
Inventory	(574,254)	297,974
Funds held for others	60,202	(70,772)
Accounts payable	(1,804,045)	1,057,923
Accounts payable – related party	104,467	-
Accrued interest	193,826	124,763
Cash used in operating activities	(5,743,426)	(1,059,285)

Cash Flows from Investing activities:

Advances made in connection with management agreement	-	(7,000)
Advance repayment in connection with management agreement	-	79,219
Cash paid for PPE, net	(721,444)	-
Cash provided by (used in) investing activities	(721,444)	72,219

Cash Flows from Financing activities:

Principal payments on long term debt	(1,373,024)	(191,517)
Proceeds from long term debt	2,000,000	1,000,000
Payments on factoring agreement, net	(649,258)	(112,290)
Proceeds from sale of common stock, net	4,254,000	-
Cash provided by financing activities	4,231,718	696,193

Increase (decrease) in cash and restricted cash	(2,233,152)	(290,873)

Cash and restricted cash, beginning of period	2,704,799	385,665

Cash and restricted cash, end of period	$471,647	$94,792

Supplemental Information
Non-cash investing and financing activities

Equipment for notes payable	$-	$481,660
Preferred Series B Dividends	$-	$70,157
Shares issued in asset acquisition	$24,400,000	$-
Assumption of net assets and liabilities for asset acquisitions	$2,500,000	$-
Conversion of trade payable to equity	$49,161	$-
Cashless exercise of options into common shares	$60	$-
Conversion of Preferred Series A Shares to common shares	$161	$-
Conversion of Preferred Series C Shares to common shares	$1	$-

Cash paid for interest	$131,028	$66,672
Cash paid for income taxes	$-	$-

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Quest Energy Inc, (QEI), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Wyoming County Coal LLC (WCC), Knott County Coal LLC (KCC), Empire Kentucky Land, Inc and Colonial Coal Company, Inc. (Empire) All significant intercompany accounts and transactions have been eliminated.

On February 12, 2019, ARC Acquisition Corporation (ARCAC) was formed as a wholly owned subsidiary of ARC. On February 12, 2019, ARCAC merged with Empire Kentucky Land, Inc which is the 100% owner of Colonial Coal Company, Inc. ARC Acquisition Corporation was subsequently renamed Empire Kentucky Land, Inc.

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period. These financial statements should be read in conjunction with the Company’s 2018 audited financial statements and notes thereto which were filed on form 10-K on April 3, 2019.

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

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of March 31, 2019 and December 31, 2018 was $57,992 and $85,786, respectively. The total balance of restricted cash also includes amounts held under the management agreement. See note 5.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the three months ended March 31, 2019 and March 31, 2018:

	March 31, 2019	March 31, 2018
Cash	$7	$9,006
Restricted Cash	471,640	85,786
Total cash and restricted cash presented in the consolidated statement of cash flows	$471,647	$94,792

Asset Acquisition:

On February 12, 2019, through a share exchange, ARC merged with Empire Kentucky Land, Inc, its wholly-owned subsidiary Colonial Coal Company, Inc and purchased assets of Empire Coal Holdings, LLC in exchange for a cash payment of $500,000 which was carried as a seller note until paid on February 21, 2019, a seller note of $2,000,000 payable in the form of a royalty from production off of the property and 2,000,000 common shares of ARC’s stock valued at $24,400,000. The acquired assets have an anticipated life of 25 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 25 years. Amortization expense for this asset for the 3 months ended March 31, 2019 and 2018 amounted to $132,900 and $0, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value.

The stock and assets acquired do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. The assets acquired and liabilities assumed of Empire Coal were as follows at the purchase date:

Assets
Mine Development - Mining Rights	$25,400,000
Land	1,500,000
Liabilities
Seller Note	$2,500,000

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the period ending March 31, 2019 and 2018, $- and $- were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2018	$18,538,009
Accretion – 3 months March 31, 2019	321,701
Reclamation work – 3 months March 31, 2019	-
Balance at March 31, 2019	$18,859,710

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

Allowance for trade receivables as of March 31, 2019 and December 31, 2018 amounted to $0, for both periods. Allowance for other accounts receivables as of March 31, 2019 and December 31, 2018 amounted to $0 and $0, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of March 31, 2019 and December 31, 2018.

Reclassifications: Reclassifications have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2019 and December 31, 2018, property and equipment were comprised of the following:

	March 31, 2019	December 31, 2018
Processing and rail facility	$11,630,171	$11,630,171
Underground equipment	9,438,673	8,717,229
Surface equipment	3,101,518	3,101,518
Mine Development	40,307,068	14,907,068
Land	2,407,193	907,193
Less: Accumulated depreciation	(8,044,966)	(6,691,259)

Total Property and Equipment, Net	$58,839,657	$32,571,920

Depreciation expense amounted to $816,916 and $615,389 for the periods March 31, 2019 and March 31, 2018, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mine Development	5-25 years

NOTE 3 - NOTES PAYABLE

During the three-month period ended March 31, 2019, principal payments on long term debt totaled $1,373,024. During the three-month period ended March 31, 2019, increases to long term debt totaled $4,500,000, primarily from cash received in the form of $2,000,000 from the ARC development loan and $2,500,000 from seller financing for the acquisition of Empire. The ARC development loan carries annual interest at 5%, is due on April 1, 2020 and is secured by all company assets. The acquisition loan totaling $2,500,000 is due with $500,000 upfront and $2,000,000 due through a $1 per ton royalty off the coal sold from the acquired property and is secured by the underlying property.

During the three-month period ended March 31, 2018, principal payments on long term debt totaled $191,517.  During the three-month period ended March 31, 2018, increases to long term debt totaled $1,481,660.

During the three-month period ended March 31, 2019 proceeds from the factoring agreement totaled $10,472,108, and repayments according to the factoring agreement totaled $11,121,366.

During the three-month period ended March 31, 2018 proceeds from the factoring agreement totaled $6,714,836 and repayments according to the factoring agreement totaled $6,827,126

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company leases property from a related entity named Land Resources & Royalties (LRR). Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending March 31, 2019, royalty expense incurred with LRR amounted to $104,469 and amounts advanced from LRR amounted to $0 and amounts repaid to LRR amounted to $0. As of March 31, 2019, total amounts owed LRR amounted to $579,123.

NOTE 5 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. Under the management agreement funds advanced for the three-month period ended March 31, 2019 and 2018 are $0 and $7,000, respectively and the amounts repaid totaled $0 and $79,219, respectively.

NOTE 6 – EQUITY TRANSACTIONS

There were no common or other Series A Preferred transactions for the three-month period ending March 31, 2018.

Employee stock compensation expense for the three-month period ending March 31, 2019 and 2018 amounted to $68,693 and $0 respectively.

On January 16, 2019, an affiliate of the Company converted its remaining 29,051 shares of Series A Preferred into 96,837 common shares.

On January 17, 2019, a non-affiliated shareholder partially exercised 300,000 shares of a warrant they held in the Company. The exercise was cashless, and the shareholder received 299,713 shares of common stock as a result of the conversion.

On January 25, 2019, the Company extended its consulting agreement with Redstone Communications, LLC for an additional six-month term, and as a result, we issued 105,000 restricted common shares to Redstone Communications LLC and 45,000 restricted common shares to Mr. Marlin Molinaro, another five-year warrant to purchase up to 175,000 common shares of our Company at an exercise price of $1.50 per share and issued to Mr. Marlin Molinaro another five-year warrant option to purchase up to 75,000 common shares of our Company at an exercise price of $1.50 per share as compensation for the second six months of an agreement. Should Redstone Communications, LLC and Mr. Molinaro. If the warrants received under the second six months of engagement, the Company will receive up to $262,500 and $112,500, respectively. The common shares were valued at $10.50 on January 25, 2019 and resulted in an expense of $1,575,000 which was recorded in full on January 25, 2019.  The corresponding expense of the issued warrants was recorded in full in the amount of $$2,385,000.

On January 27, 2019, the Company issued 1,000 shares of common shares to an unrelated party for the consideration of $5,000 cash to the Company.

On January 28, 2019, the Company issued a total of 400 shares of common shares to two unrelated parties for the total consideration of $2,000 cash to the Company.

On January 30, 2019, the Company entered into an Investor Relations Agreement with American Capital Ventures, Inc. (“American Capital”) whereby American Capital will provide, among other services, assistance to the Company in planning, reviewing and creating corporate communications, press releases, and presentations and consulting and liaison services to the Company relating to the conception and implementation of its corporate and business development plan. The term of the agreement is six months and American Capital was immediately issued 9,000 shares of common shares as compensation under the agreement. The common shares were valued at $10.80 on January 30, 2019 and resulted in an expense of $97,200 which was recorded in full on January 30, 2019.

On January 31, 2019, the Company issued a total of 3,917 shares of common shares, priced at $6 per share, to an unrelated party for the settlement of trade payables in the total amount of $23,502. If at the time of potential sale of the shares, the listed price per share is below $6, the Company is required to purchase the shares back at $6 per share which results in a contingent liability of $23,502. The common shares were valued at $11.00 on January 31, 2019 and resulted in a loss on settlement of $19,585.

On February 1, 2019, the Company issued a total of 1,000 shares of common shares to two unrelated parties for the total consideration of $5,000 cash to the Company.

On February 6, 2019, a non-affiliated shareholder partially exercised 300,000 shares of a warrant they held in the Company. The exercise was cashless, and the shareholder received 299,714 shares of common stock as a result of the conversion.

On February 4 through February 8, 2019, the Company issued a total of 17,800 shares of common shares to sixteen unrelated parties for the total consideration of $89,000 cash to the Company.

On February 10, 2019, $3,000 worth of trade payables were settled with 500 common shares of the company. The common shares were valued at $12.15 on February 10, 2019 and resulted in a loss on settlement of $3,075.

On February 12, 2019, the Company executed a contract with an unrelated party for the acquisition of stock and assets of entities with non-operating assets consisting of surface and mineral ownership and other related agreements. Consideration is in the form of 2,000,000 common shares, priced at the closing market price of $12.20 per share of common share, as well as $500,000 cash and a promissory note totaling $2,000,000 with a maturity of less than 1 year. The note is secured by a land contract on the acquired property.

On February 14, 2019, 452,729 Series A preferred shares were converted into 1,509,097 common shares of the company in a cashless conversion under the terms of the agreement. This resulted in no more Series A Preferred stock being outstanding as of this date.

On February 20, 2019, the Company issued 1,000,000 shares of Class A Common Stock at a price of $4 per share in conjunction with its effective S-1/A Registration Statement. Net proceeds to the Company amounted to $3,695,000. As part of the underwriter agreement, 70,000 warrants to purchase Class A Common Stock were issued to the underwriter. These warrants expire on February 15, 2021 and carry an exercise price of $4.40 per share. The warrants had a value of $123,000 was recorded as an increase and decrease in additional paid in capital. Offering costs totaled $447,000, which has been recorded as a reduction of equity.

On February 21, 2019, 50,000 Series C Preferred shares were converted into 13,750 shares of Class A Common Stock in a cashless conversion under the terms of the agreement.  This resulted in no more Series C Preferred stock being outstanding as of this date.

On March 7, 2019, the Company issued an additional 150,000 shares of Class A Common Stock at a price of $4 per share as the over-allotment from the effective S-1/A Registration Statement. The net proceeds to the company amounted to $558,000. As part of the underwriter agreement, 10,500 warrants to purchase Class A Common Stock were issued to the underwriter. These warrants expire on February 15, 2021 and carry an exercise price of $4.40 per share. The warrants had a value of $23,100 was recorded as an increase and decrease in additional paid in capital.

	March 31, 2019	March 31, 2018
Expected Dividend Yield	0%	0%
Expected volatility	87.97-109%	13.73%
Risk-free rate	2.40-2.33%	1.47-1.62%
Expected life of warrants	1.62-6.20 years	2-3 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable - December 31, 2017	5,364,230	$2.638	2.8354	$138,069
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding - March 31, 2018	5,364,230	$2.638	2.835	$138,069
Exercisable (Vested) - March 31, 2018	5,364,230	$2.638	2.835	$138,069

Exercisable (Vested) – December 31, 2018	5,545,227	$2.745	1.704	$42,063,228
Granted	330,500	$2.206	4.106	$1,026,255
Forfeited or Expired	-	-	-	-
Exercised	600,000	$0.010	1.688	$4,869,250
Outstanding - March 31, 2019	5,275,727	$2.867	1.620	$13,945,162
Exercisable (Vested) - March 31, 2019	5,275,727	$2.867	1.620	$13,945,162

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding - December 31, 2017	-	-	-	-
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding – March 31, 2018	-	-	-	-
Exercisable (Vested) - March 31, 2018	-	-	-	-

Outstanding – December 31, 2018	681,830	$1.413	6.447	$405,000
Exercisable (Vested) – December 31, 2018	70,000	$4.214	4.247	$405,000
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding - March 31, 2019	681,830	$1.330	6.200	$80,998
Exercisable (Vested) - March 31, 2019	70,000	$4.214	4.000	$80,998

Total preferred dividend requirement for the three month period ending March 31, 2019 and 2018 amounted to $0 and $70,157, respectively.

NOTE 7 - CORRECTION OF PRIOR YEAR INFORMATION

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2018, the Company identified an error in the formula used to calculate the initial asset retirement obligation of Deane, McCoy and KCC. The formulaic error initially resulted in the overstated long-term assets and long term liabilities for the year ended December 31, 2015, 2016 and 2017. During the year ended December 31, 2016 and 2017, accretion and depreciation expenses were overstated causing an understatement of retained earnings.

This resulted in an adjustment to the previously reported amounts in the financial statements of the Company for the three-month period ended March 31, 2018. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting periods affected.

However, if the adjustments to correct the cumulative effect of the above error had been recorded in the three months ended March 31, 2018, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results of the Company as of March 31, 2018.

The following table presents the impact of the correction in the financial statements as of March, 31, 2018:

Balance Sheet	As of March 31, 2018
	As Previously
	Reported	Adjustment	As Adjusted
Assets
Total Current Assets	$3,068,478	$-	$3,068,478

Cash - restricted	85,786	-	85,786
Processing and Rail Facility	2,914,422	(279,647)	2,634,775
Underground Equipment	8,887,045	(1,633,897)	7,253,148
Surface Equipment	4,439,263	(1,126,208)	3,313,055
Less Accumulated Depreciation	(5,300,140)	933,850	(4,366,290)
Land	178,683	-	178,683
Accounts Receivable - Other	111,003	-	111,003
Note Receivable	4,117,139	-	4,117,139

Total Assets	$18,501,679	$(2,105,902)	$16,395,777

Liabilities and Shareholders' deficit

Total Current Liabilities	$37,459,392	$-	$37,459,392

Long-term portion of note payables	5,782,253	-	5,782,253
Reclamation liability	$17,964,267	(5,004,103)	12,960,164

Total Liabilities	$61,205,912	(5,004,103)	$56,201,809

Class A Common stock	89	-	89
Series A Preferred stock	482	-	482
Series B Preferred stock	850	-	850
APIC	1,527,254	-	1,527,254
Accumulated Deficit	(44,759,278)	2,898,201	(41,861,077)
Total American Resources Corporation Shareholders’ Equity	(43,230,603)	2,898,201	(40,332,402)
Non Controlling Interest	526,370	-	526,370
Total Liabilities and Shareholders’ Deficit	18,501,679	$(2,105,902)	16,395,777

Income Statement	As of March 31, 2018
	As Previously
	Reported	Adjustment	As Adjusted
Revenue
Total Revenue	$7,325,376	$-	$7,325,376

Cost of Coal Sales and Processing	(5,473,428)	-	(5,473,428)
Accretion Expense	(447,762)	106,181	(341,581)
Depreciation	(479,571)	(135,818)	(615,389)
General and Administrative	(476,589)	-	(476,589)
Professional Fees	(274,603)	-	(274,603)
Production Taxes and Royalties	(949,793)	-	(949,793)
Development Costs	(1,687,173)	-	(1,687,173)

Net Loss from Operations	$(2,463,543)	$(29,637)	$(2,493,180)

Other Expense, net	(77,469)	-	(77,469)

Net Loss	$(2,541,012)	$(29,637)	$(2,570,649)

Less: Preferred dividend requirement	(70,157)	-	(70,157)
Less: Net income attributable to Non Controlling Interest	(128,514)	-	(128,514)

Net loss attributable to American Resources Corporation Shareholders	$(2,739,683)	$(29,637)	$(2,769,320)

Statement of Cash Flow	As of March 31, 2018
	As Previously
	Reported	Adjustment	As Adjusted

Cash Flows from Operating activities:
Net loss	$(2,541,012)	$(29,637)	$(2,570,649)
Adjustments to reconcile net loss to net cash
Depreciation	479,571	135,818	615,389
Accretion expense	447,762	(106,181)	341,581
Amortization of debt discount and issuance costs	37,841	-	37,841
Recovery of advances receivable	(50,806)	-	(50,806)
	$(1,626,644)	$-	$(1,626,644)

Change in current assets and liabilities	567,359	-	567,359

Cash used in operating activities	$(1,059,285)	-	$(1,059,285)

Cash provided by investing activities	72,219	-	72,219

Cash provided by financing activities	696,193	-	696,193

Decrease in cash and restricted cash	(290,873)	-	(290,873)

Cash and restricted cash, beginning of year	385,665	-	385,665

Cash and restricted cash, end of year	$94,792	$-	$94,792

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

On April 3, 2019 KCC partially settled a case relating to a reclamation issue while the property was under former ownership. The settled amount is $100,000 which will be paid out of a prior insurance policy. The remaining portion of the case is still in pending settlement talks.

The company leases various office space some from an entity which was consolidated as a variable interest entity until June 30, 2018 (see note 4). The rental lease for the Company’s principal office space expired in December 31, 2018 and is continuing on a month-to-month basis. The future annual rent is $6,000 through 2021. Rent expense for three-month period ending March 31, 2019 and 2018 amounted to $9,000 and $9,000 each period, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On April 23, 2019, the Company drew the final $1,500,000 from the customer development loan.

On April 30, 2019, McCoy entered into a settlement agreement for some previously leased equipment. The settlement calls for monthly cash payments of $10,000 for a total $160,000. If a monthly payment is missed, the missed balance will accrue interest at 6%. In addition, under the settlement agreement, the Company is to issue 50,000 common shares. For a six-month period, post issuance, the Company has the option to repurchase the previously issued shares for $100,000.

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

Quest Energy currently has seven coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining LLC (Deane Mining), Wyoming County Coal LLC (Wyoming County), Empire Kentucky Land, Inc (Empire), and Quest Processing LLC (Quest Processing) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal reserves under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers, specialty products and thermal coal used for electricity generation.

We have not classified, and as a result, do not have any “proven” or “probable” reserves as defined in United States Securities and Exchange Commission Industry Guide 7, and as a result, our company and its business activities are deemed to be in the exploration stage until mineral reserves are defined on our properties.

McCoy Elkhorn Coal LLC

General:

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of two active mines (Mine #15 and the Carnegie Mine), one mine in “hot idle” status (the PointRock Mine), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines in various stages of development or reclamation. McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal, and high-grade thermal coal to utilities.

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

Due to additional coal processing storage capacity at Bevins #1 and Bevins #2 Preparation Plants, McCoy Elkhorn has the ability to process, store, and load coal for other regional coal producers for an agreed-to fee.

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

Knott County Coal LLC

General:

Located primarily within Knott County, Kentucky (but with additional idled permits in Leslie County, Perry County, and Breathitt County, Kentucky), Knott County Coal is comprised of 1 active mine (the Wayland Surface Mine) and 22 idled mining permits (or permits in reclamation) and permits for one preparation facility: the idled Supreme Energy Preparation Plant. The idled mining permits are either in various stages of reclamation or being maintained as idled, pending any changes to the coal market that may warrant reinitiating production. The idled mines at Knott County Coal are primarily underground mines that utilize room-and-pillar mining.

Mines:

The Wayland Surface Mine is a surface waste-rock reprocessing mine in a variety of coal seams (primarily the Upper Elkhorn 1 coal seam) located near Wayland, Kentucky. The Wayland Surface Mine is mined via area mining through the reprocessing of previously processed coal, and the coal is trucked approximately 22 miles to the Mill Creek Preparation Plant at Deane Mining, where it is processed and sold. The Wayland Surface Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. During June 2018, production at the Wayland Surface Mine commenced under Quest Energy’s ownership which occurred during May 2018.

Other potential customers of Knott County Coal include industrial customers, specialty customers and utilities for electricity generation.

Processing & Transportation:

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

Mines:

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

Razorblade Surface is a surface mine targeting the Hazard 4 and Hazard 4 Rider coal seams and located in Deane, Kentucky. Deane Mining commenced mining activity at Razorblade Surface during the spring of 2018. Coal produced from Razorblade Surface is trucked approximately one mile to the Mill Creek Preparation Plant.  Razorblade Surface is currently run as a contractor model for which the contractor is paid a fixed per-ton fee for the coal produced.

Processing & Transportation:

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

Empire Kentucky Land, Inc

General:

Empire Kentucky Land, Inc., and its wholly-owned subsidiary, Colonial Coal Company, Inc., own approximately 3,000 acres of mineral and another approximately 3,000 acres of surface real estate, primarily located near Phelps, Pike County, Kentucky. There are currently no coal mining or coal processing permits owned by Empire. The coal owned at Empire (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry Guide 7.

Mines:

There are no permitted coal mines at Empire.

Processing and Transportation:

There is no permitted coal processing or loading infrastructure at Empire.

Permits:

Empire holds no permits and is not expected to hold any permits in the future.

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), the Raven Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned ERC Mining LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of March 31, 2019. ERC Mining LLC is considered a variable interest entity and is consolidated into Quest Energy’s financial statements.

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

Property

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expires in December 2018 and is continuing on a month-to-month basis. We also rent office space from a related entity at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy Elkhorn’s Mine #15, Wayland Surface Mine and Deane Mining’s Access Energy mine are primarily run by company employees, McCoy Elkhorn’s Carnegie Mine and Deane Mining’s Razorblade Surface mine are primarily run by contract labor, and the Company’s various coal preparation facilities are run by company employees.

The Company currently has approximately 235 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $6,994,276 for the three-months ended March 31, 2019 and $7,325,376 operating revenue for the three-months ended March 31, 2018. We have incurred net loss attributable to American Resources shareholders in the amount of $10,065,620 and a net loss of $2,769,320 respectively for the same periods.

The primary driver for decrease in revenue was a decrease in coal production while the Access Energy and Mine #15 deep mines underwent further development.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, series B equity investments and loans.

For the three months ended March 31, 2019 and 2018, coal sales and processing expenses were $6,644,087 and $5,473,428 respectively, development costs, including loss on settlement of ARO were $1,600,117 and $1,687,173, respectively, and production taxes and royalties $1,259,586 and $949,793, respectively. Depreciation expense for the three months ended March 31, 2019 and 2018 were $816,916 and $615,389 respectively.

Liquidity and Capital Resources

As of March 31, 2019, and 2018, our available cash was $7 and $9,006. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales. We do not have any credit lines currently available to fund our liquidity requirements, and currently there is uncertainty regarding our ability to execute on the above strategy.

For the three months ending March 31, 2019 our net cash flow used in operating activities was $5,743,426 and for the period ending March 31, 2018 the net cash flow used in operating activities was $1,059,285.

For the three months ending March 31, 2018 and 2017 net cash provided by (used in) investing activities were $721,444 and $72,219 respectively.

For the three months ending March 31, 2018 and 2017 net cash proceeds from financing activities were $4,231,718 and $696,193 respectively.

As a public company, we will be subject to certain reporting and other compliance requirements of a publicly reporting company. We will be subject to certain costs for such compliance which private companies may not choose to make. We have identified such costs as being primarily for audits, legal services, filing expenses, financial and reporting controls and shareholder communications and estimate the cost to be approximately $35,000 monthly if the activities of our Company remain somewhat the same for the next few months. We have included such costs in our monthly cash flow needs and expect to pay such costs from a combination of cash from operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company, we are not required to include any disclosure under this item.

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

With respect to the period ending March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2019, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2019 that have materially affected the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the 3-month period ending March 31, 2019, sales of unregistered equity securities totaled 20,200. Proceeds of these sales amounted to $101,000 which were primarily used for working capital and development costs.

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

Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
95.1	Mine Safety Disclosure pursuant to Regulation S-K, Item 104	Filed Herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

Date: May 15, 2019	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

