Form 10-K/A
period 2018-12-31
American Resources Corp
filed 2019-05-30
CIK 1590715

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

For the year ended 2018, tons sold to steel making end users amounted to 207,723 with a realized sales price of $84.21.  For the year ended 2017, tons sold to steel making end users amounted to 259,208 with a realized sales price of $65.88.

For the year ended 2018, tons sold to industrial and utility end use rs amounted to 144,648 with a realized sales price of $ 94.91 .  For the year ended 2017, tons sold to industrial and utility end use rs amounted to 43,286 with a realized sales price of $ 58.50 .

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

Houston, Texas

April 2, 2019

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
		As restated
ASSETS

CURRENT ASSETS
Cash	$2,293,107	$186,722
Accounts Receivable	1,338,680	1,870,562
Inventory	163,800	615,096
Prepaid	147,826	-
Accounts Receivable - Other	319,548	30,021
Total Current Assets	4,262,961	2,702,401

OTHER ASSETS
Cash - restricted	411,692	198,943
Processing and rail facility	11,630,171	2,634,775
Underground equipment	8,717,229	7,253,148
Surface equipment	3,101,518	2,831,395
Acquired mining rights	2,913,241	-
C oal refuse storage	11,993,827	-
Less Accumulated Depreciation	(6,691,259)	(3,750,901)
Land	907,193	178,683
Accounts Receivable - Other	-	127,718
Note Receivable	4,117,139	4,117,139
Total Other Assets	37,100,751	13,590,900

TOTAL ASSETS	$41,363,712	$16,293,301

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,139,662	$5,360,537
Accrued management fee	-	17,840,615
Accounts payable - related party	474,654	-
Accrued interest	1,118,736	336,570
Funds held for others	79,662	82,828
Due to affiliate	124,000	124,000
Current portion of long term-debt (net of unamortized discount of $134,296 and $35,000)	14,169,139	9,645,154
Current portion of reclamation liability	2,327,169	2,033,862
Total Current Liabilities	26,433,022	35,423,566

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs $428,699 and $440,333)	7,918,872	5,081,688
Reclamation liability	16,211,640	12,953,273
Total Other Liabilities	24,130,512	18,034,961

Total Liabilities	50,563,534	53,458,527

STOCKHOLDERS' DEFICIT
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares
authorized, 17,763,469 and 892,044 shares issued and outstanding for the period end	1,776	89
AREC - Series A Preferred stock: $.0001 par value; 481,780 shares authorized, 4,817,792 shares issued and outstanding	48	482
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares authorized, 0 and 850,000 shares issued and outstanding, respectively	-	850
AREC - Series C Preferred stock: $.001 par value; 20,000,000 shares authorized, 50,000 shares issued and outstanding	5	-
Additional paid-in capital	42,913,532	1,527,254
Accumulated deficit	(52,115,183)	(39,091,757)
Total American Resources Corporation Shareholders' Equity	(9,199,822)	(37,563,082)
Non controlling interest	-	397,856
Total Stockholders' Deficit	(9,199,822)	(37,165,226)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,363,712	$16,293,301

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017
		As restated
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

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGESS STOCKHOLDERS OF DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

									Additional		Non-
	Common	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Paid-In	Retained	Controlling
	Shares	Stock	A Shares	A Stock	B Shares	B Stock	C Shares	C Stock	Capital	Earnings	Interest	Total

Balance January 1, 2017	-	$-	4,817,792	$482	-	$-	$-	$-	88,193	(26,156,140)	54,757	(26,012,708)

Recapitalization	845,377	85	-	-	-	-	-	-	(85)	-	-	-

Sale of Preferred Series B Stock	-	-	-	-	850,000	850	-	-	849,150	-	-	850,000

Conversion of Debt	33,334	3	-	-	-	-	-	-	49,997	-	-	50,000

Beneficial conversion feature	-	-	-	-	-	-	-	-	50,000	-	-	50,000

Issuance of shares to consultant	13,333	1	-	-	-	-	-	-	9,999	-	-	10,000

Stock-based compensation	-	-	-	-	-	-	-	-	40,000	-	-	40,000

Relative fair value debt discount
on warrants issued	-	-	-	-	-	-	-	-	440,000	-	-	440,000

Net loss	-	-	-	-	-	-	-	-	-	(12,935,617)	343,099	(12,592,518)

Balance December 31, 2017 As restated	892,044	$89	4,817,792	$482	850,000	$850	$-	$-	1,527,254	(39,091,757)	397,856	(37,165,226)

	Common	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Additional Paid-In	Retained	Non-Controlling
	Shares	Stock	A Shares	A Stock	B Shares	B Stock	C Shares	C Stock	Capital	Earnings	Interest	Total
Balance January 1, 2018	892,044	89	4,817,792	482	850,000	850	-	-	1,527,254	(39,091,757)	397,856	(37,165,226)

Forgiveness of accrued management fee	-	-	-	-	-	-	-	-	17,840,615	-	-	17,840,615

Issuance of shares to consultants	310,000	31	-	-	-	-	-	-	482,469	-	-	482,500

Issuance of options to consultants	-	-	-	-	-	-	-	-	236,594	-	-	236,594

Stock-based compensation	-	-	-	-	-	-	-	-	63,126	-	-	63,126

Asset acquisition using common shares	1,727,273	173	-	-	-	-	-	-	22,091,688	-	-	22,091,861

Conversion of payables to common shares	43,500	4	-	-	-	-	-	-	507,986	-	-	507,990

Conversion of Series A Preferred shares to common	14,453,373	1,445	(4,336,012)	(434)	-	-	-	-	(1,011)	-	-	-

Conversion of Series B Preferred shares to common	267,859	27	-	-	(850,000)	(850)	-	-	114,823	-	-	114,000

Sale of 50,000 Series C Preferred shares	-	-	-	-	-	-	50,000	5	49,995	-		50,000

Option exercise	69,420	7	-	-	-	-	-	-	(7)	-	-	-

Series B Preferred Dividend	-	-	-	-	-	-	-	-	-	(114,850)	-	(114,850)
Deconsolidation of variable interest entity	-	-	-	-	-	-	-	-	-	-	(549,120)	(549,120)

Net Loss	-	-	-	-	-	-	-	-	-	(12,908,576)	151,264	(12,757,312)

Balance December 31, 2018	17,763,469	1,776	481,780	48	-	-	50,000	5	42,913,532	(52,115,183)	-	(9,199,822)

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017
Cash Flows from Operating activities:		As restated
Net loss	$(12,757,312)	$(12,592,518)
Adjustments to reconcile net income (loss) to net cash
Depreciation	2,461,557	2,083,332
Amortization of mining rights	478,801	-
Accretion expense	1,366,322	978,660
Gain on disposition	(807,591)	-
Forgiveness of debt	(68,010)	-
Gain on reclamation settlements	-	(146,175)
Assumption of note payable in reverse merger	-	50,000
Amortization of debt discount and issuance costs	670,601	477,056
Impairment (recovery) of advances receivable	(74,887)	(387,427)
Impairment of related party note receivable	-	250,000
Stock compensation expense	782,220	50,000

Change in current assets and liabilities:

Accounts receivable	531,882	882,637
Prepaid expenses and other assets	(147,826)	-
Inventory	451,296	(615,096)
Restricted cash used to pay interest expense	-	14,981
Accounts payable	2,493,749	3,096,351
Account payable related party	474,654	-
Funds held for others	(3,166)	-
Accrued interest	782,166	213,625
Cash used in operating activities	(3,365,544)	(5,644,574)

Cash Flows from Investing activities:

Note receivable	-	-
Restricted cash used to pay down debt	-	65,604
Advances made in connection with management agreement	(99,582)	(77,800)
Advance repayment in connection with management agreement	222,304	625,227
Cash paid for PPE, net	(133,363)	(173,432)
Cash received from acquisitions, net of $0 and $100 cash paid	-	-
Cash provided by investing activities	(10,641)	439,599

Cash Flows from Financing activities:

Principal payments on long term debt	(2,309,571)	(392,002)
Proceeds from long term debt (net of issuance costs $0 and $460,795)	8,431,965	4,440,000
Proceeds from related party	18,500	50,000
Net (payments) proceeds from factoring agreement	(495,575)	(32,985)
Proceeds series B preferred stock	-	600,000
Proceeds series C preferred stock	50,000	-
Cash provided by financing activities	5,695,319	4,665,013

Increase(decrease) in cash	2,319,134	(539,962)

Cash, beginning of year	385,665	925,627

Cash, end of year	$2,704,799	$385,665

Supplemental Information

Assumption of net assets and liabilities for asset acquisitions	$24,490,282	$-
Equipment for notes payable	$906,660	$1,419,650
Management fee forgiven	$17,840,615	$-
Purchase of related party note receivable in exchange for Series B Equity	$-	$250,000
Affiliate note for equipment	$-	$-
Conversion of note payable to common stock	$261,000	$50,000
Beneficial conversion feature on note payable	$-	$50,000
Relative fair value debt discount on warrant issue	$-	$440,000
Conversion of trade payable to equity	$76,740	$-
Cashless exercise of options into common shares	$7	$-
Conversion of Preferred Series A Shares to common shares	$1,445	$-
Conversion and settlement of Preferred Series B Shares and dividends to common shares	$114,000	$-
Preferred Series B Shares accrued interest	$114,850	$-

Cash paid for interest	$506,826	$345,147
Cash paid for income tax	$-	$-

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

Asset Retirement Obligations (ARO) – Reclamation: At the time they are incurred, legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to mining rights. Obligations are typically incurred when we commence development of underground and surface mines, and include reclamation of support facilities, refuse areas and slurry ponds or through acquisitions.

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

The table below reflects the changes to our ARO:

	2018	2017
Beginning Balance	$14,987,135	$13,895,167
Accretion	1,366,322	978,660
Reclamation work	-	(32,867)
Gain on Reclamation Work	-	146,175
Dispositions	(919,158)	-
Wayland Acquisition	66,129	-
PointRock Acquisition	2,624,961
Razorblade Mining Rights	168,380	-
WCC Acquisition	234,240	-
Ending Balance	$18,528,009	$14,987,135
Current portion of reclamation liability	$2,327,169	$2,033,862
Long-term portion of reclamation liability	$16,211,640	$12,953,273

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

•	ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. During the fourth quarter of 2017, the Company finalized its assessment related to the new standard by analyzing certain contracts representative of the majority of the Company’s coal sales and determined that the timing of revenue recognition related to the Company’s coal sales will remain consistent between the new standard and the previous standard. The Company also reviewed other sources of revenue, and concluded the current basis of accounting for these items is in accordance with the new standard. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method, and there was no cumulative adjustment to retained earnings.

•	ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective for years beginning after December 15, 2017

•	ASU 2016-02, Leases, effective for years beginning after December 15, 2018. The Company adopted this standard on January 1, 2019 using the modified retrospective approach. The Company has concluded that the adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

•	ASU 2016-18, Statement of Cash Flows: Restricted Cash, effective beginning after December 15, 2017. The Company adopted this standard on January 1, 2018, and has concluded that the adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

•	ASU 2017-01, Business Combinations, effective beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 and has concluded that the adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

•	AUS 2017-09, Compensation – Stock Compensation, effective beginning after December 31, 2017

•	ASU 2017-11, Earnings Per Share, effective beginning after December 15, 2018

•	ASU 2018-05, Income Taxes, effective beginning after December 15, 2017. We expect to adopt ASU 2018-05 beginning January 1, 2018 and are in the process of assessing the impact that this new guidance is expected to have on our consolidated financial statements and related disclosures.

•	ASU 2018-07, Compensation-Stock Compensation (Topic 718), effective beginning after December 15, 2018 was adopted on July 1, 2018 and the standard did not have a material effect on the consolidated financial statements or related disclosures.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment were comprised of the following:

	2018	2017
Processing and rail facility	$11,630,171	$2,634,775
Underground equipment	8,717,229	7,253,148
Surface equipment	3,101,518	2,831,395
Acquired mining rights	2,913,241	-
Coal refuse storage	11,993,827	-
Land	907,193	178,683
Less: Accumulated depreciation	(6,691,259)	(3,750,901)

Total Property and Equipment, Net	$32,571,920	$9,147,100

Depreciation expense amounted to $2,461,557 and $2,083,332 for the years of December 31, 2018 and 2017, respectively. Amortization of mining rights amounted to $478,801 and $0 for the years of December 31, 2018 and 2017, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mining Rights	5-10 years
Coal Refuse Storage	25 years

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership.  During prior years, the Company incurred fees totaling $17,840,615 relating to services rendered under this agreement.  The amount outstanding and payable as of December 31, 2018 and 2017, was $0 and $17,840,615, respectively. The amount is due on demand and does not accrue interest.  The amounts under the agreement were cancelled and forgiven on May 31, 2018. The forgiveness was accounted for as an increase in additional paid in capital.  There was no consideration granted for the forgiveness.

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

The following table presents the impact of the correction in the financial statements as of December, 31, 2017:

Balance Sheet	As of December 31, 2017
	As Previously
	Reported	Adjustment	As Restated
Assets
Total Current Assets	$2,702,401	$-	$2,702,401

Cash - restricted	198,943	-	198,943
Processing and Rail Facility	2,914,422	(279,647)	2,634,775
Underground Equipment	8,887,045	(1,633,897)	7,253,148
Surface Equipment	3,957,603	(1,126,208)	2,831,395
Mining Development	-		-
Less Accumulated Depreciation	(4,820,569)	1,069,668	(3,750,901)
Land	178,683	-	178,683
Accounts Receivable - Other	127,718	-	127,718
Note Receivable	4,117,139	-	4,117,139

Total Assets	$18,263,385	$(1,970,084)	$16,293,301

Liabilities and Shareholders' deficit

Total Current Liabilities	$35,423,566	$-	$35,423,566

Long-term portion of note payables	5,081,688	-	5,081,688
Reclamation liability	$17,851,195	(4,897,922)	12,953,273

Total Liabilities	$58,356,449	(4,897,922)	$53,458,527

Class A Common stock	89	-	89
Series A Preferred stock	482	-	482
Series B Preferred stock	850	-	850
Series C Preferred stock	-	-	-
APIC	1,527,254	-	1,527,254
Accumulated Deficit	(42,019,595)	2,927,838	(39,091,757)
Total Equity	(40,490,920)	2,927,838	(37,563,082)
Non Controlling Interest	397,856	-	397,856
Total Liabilities and Equity	18,263,385	$(1,970,084)	16,293,301

Income Statement	Year Ended December 31, 2017
	As Previously
	Reported	Adjustment	As Restated
Revenue
Total Revenue	$20,820,998	$-	$20,820,998

Cost of Coal Sales and Processing	(16,344,567)	-	(16,344,567)
Accretion Expense	(1,791,051)	812,391	(978,660)
Loss on reclamation settlement	-	146,175	146,175
Depreciation	(2,557,714)	474,382	(2,083,332)
Amortization of mining rights	-	-	-
General and Administrative	(1,378,111)	-	(1,378,111)
Professional Fees	(694,366)	-	(694,366)
Production Taxes and Royalties	(4,974,013)	-	(4,974,013)
Impairment Loss from notes receivable from related party	(250,000)	-	(250,000)
Development Costs	(6,850,062)	-	(6,850,062)

Net Loss from Operations	$(14,018,886)	$1,432,948	$(12,585,938)

Other Income (loss)	(6,580)	-	(6,580)

Net Loss	$(14,025,466)	$1,432,948	$(12,592,518)

Less: Preferred dividend requirement	(53,157)	-	(53,157)
Less: Net income attributable to Non Controlling Interest	(343,099)	-	(343,099)

Net loss attributable to American Resources Corporation Shareholders	$(14,421,722)	$1,432,948	$(12,988,774)

Statement of Cash Flow	Year Ended December 31, 2017
	As Previously
	Reported	Adjustment	As Restated
Cash Flows from Operating activities:
Net loss	$(14,025,466)	$1,432,948	$(12,592,518)
Adjustments to reconcile net income (loss) to net cash
Depreciation	2,557,714	(474,382)	2,083,332
Amortization of mining rights	-	-	-
Accretion expense	1,791,051	(812,391)	978,660
Gain on disposition	-	-	-
Forgiveness of debt	-	-	-
Loss on reclamation settlements	-	(146,175)	(146,175)
Assumption of note payable in reverse merger	50,000	-	50,000
Amortization of debt discount and issuance costs	477,056	-	477,056
Impairment (recovery) of advances receivable	(387,427)	-	(387,427)
Impairment of related party note receivable	250,000	-	250,000
Stock compensation expense	50,000	-	50,000
	$(9,237,072)	$-	$(9,237,072)
Change in current assets and liabilities	3,592,498	-	3,592,498

Cash used in operating activities	$(5,644,574)	-	$(5,644,574)

Cash provided by investing activities	439,599	-	439,599

Cash provided by financing activities	4,665,013	-	4,665,013

(Decrease) in cash	(539,962)	-	(539,962)

Cash, beginning of year	925,627	-	925,627

Cash, end of year	$385,665	$-	$385,665

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

