Form 10-Q/A
period 2019-03-31
American Resources Corp
filed 2019-05-30
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A Amendment No.1

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

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended

March 31, 2019

AMERICAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$7	$2,293,107
Accounts Receivable	624,045	1,318,680
Inventory	738,054	163,800
Prepaid fees	483,000	147,826
Accounts Receivable - Other	292,608	319,548
Total Current Assets	2,137,714	4,262,961

OTHER ASSETS
Cash - restricted	471,640	411,692
Processing and rail facility	11,630,171	11,630,171
Underground equipment	9,438,673	8,717,229
Surface equipment	3,101,518	3,101,518
Acquired mining rights	28,313,241	2,913,241
Coal refuse storage	11,993,827	11,993,827
Less Accumulated Depreciation	(8,044,966)	(6,691,259)
Land	2,407,193	907,193
Note Receivable	4,117,139	4,117,139
Total Other Assets	63,428,436	37,100,751

TOTAL ASSETS	$65,566,150	$41,363,712

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,248,566	$8,139,662
Accounts payable – related party	579,123	474,654
Accrued interest	1,312,562	1,118,736
Funds held for others	139,864	79,662
Due to affiliate	124,000	124,000
Current portion of long term-debt (net of unamortized discount of $- and $134,296)	14,934,884	14,169,139
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	25,666,168	26,433,022

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $425,820 and $428,699)	9,803,829	7,918,872
Reclamation liability	16,532,541	16,211,640
Total Other Liabilities	26,336,370	24,130,512

Total Liabilities	52,002,538	50,563,534

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 23,316,197 and 17,763,469 shares issued and outstanding	2,331	1,776
AREC - Series A Preferred stock: $.0001 par value; 5,000,000 shares authorized, 0 and 481,780 shares issued and outstanding	-	48
AREC - Series C Preferred stock: $.0001 par value; 20,000,000 shares authorized, 0 and 50,000 shares issued and outstanding	-	5
Additional paid-in capital	75,742,084	42,913,532
Accumulated deficit	(62,180,803)	(52,115,183)
Total Stockholders’ Equity (Deficit)	13,563,612	(9,199,822)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$65,566,150	$41,363,712

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018
		As restated

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

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANAURY 1, 2019 THROUGH MARCH 31, 2019 AND JANAURY 1, 2018 THROUGH MARCH 31, 2018
UNAUDITED

									Additional	Accumulated	Non
	Common shares		Preferred Series A		Preferred Series B		Preferred Series C		Paid- In	Deficit	controlling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Accumulated	Interest	Total
Balance December 31, 2018	17,763,469	$1,776	481,780	$48	-	$-	50,000	$5	$42,913,532	$(52,115,183)	$-	$(9,199,822)

Issuance of common shares for cash, net	1,170,200	117	-	-	-	-	-	-	4,253,883	-	-	4,254,000

Issuance of common shares for services	159,000	16	-	-	-	-	-	-	1,672,184	-	-	1,672,200

Issuance of common shares for asset acquisition	2,000,000	200	-	-	-	-	-	-	24,399,800	-	-	24,400,000

Issuance of common shares for conversion of debt and accounts payable	4,417	-	-	-	-	-	-	-	49,161	-	-	49,161

Issuance of warrants to consultants	-	-	-	-	-	-	-	-	2,385,000	-	-	2,385,000

Stock option expense	-	-	-	-	-	-	-	-	68,693	-	-	68,693

Issuance of common Shares for warrant Exercise	599,427	60	-	-	-	-	-	-	(60)	-	-	-

Conversion of Series A into common stock	1,605,934	161	(481,780)	(48)	-	-	-	-	(113)	-	-	-

Conversion of Series C into common stock	13,750	1	-	-	-	-	(50,000)	(5)	4	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(10,065,620)	-	(10,065,620)

Balance March 31, 2019	23,316,197	$2,331	-	$-	-	$-	-	$-	75,742,084	$(62,180,803)	-	$13,563,612

Balance, December 31, 2017	892,044	$89	4,817,792	$482	850,000	$850	-	$-	$1,527,254	$(39,091,757)	$397,856	(37,165,226)

Series B preferred dividend requirement	-	-	-	-	-	-	-	-	-	(70,157)	-	(70,157)

Net loss	-	-	-	-	-	-	-	-	-	(2,699,163)	128,514	(2,570,649)

Balance, March 31, 2018 As restated	892,044	$89	4,817,792	$482	850,000	$850	-	$-	1,527,254	$(41,861,077)	526,370	$(39,806,032)

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018
		As restated
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

Assets
Acquired Mining Rights	$25,400,000
Land	1,500,000
Liabilities
Seller Note	$2,500,000

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

Reclassifications: Reclassifications have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2019 and December 31, 2018, property and equipment were comprised of the following:

	March 31, 2019	December 31, 2018
Processing and rail facility	$11,630,171	$11,630,171
Underground equipment	9,438,673	8,717,229
Surface equipment	3,101,518	3,101,518
Mine Development	40,307,068	14,907,068
Land	2,407,193	907,193
Less: Accumulated depreciation	(8,044,966)	(6,691,259)

Total Property and Equipment, Net	$58,839,657	$32,571,920

Depreciation expense amounted to $816,916 and $615,389 for the periods March 31, 2019 and March 31, 2018, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mining Rights	5-25 years
Coal Refuse Storage	25 years

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

The following table presents the impact of the correction in the financial statements as of March, 31, 2018:

Balance Sheet	As of March 31, 2018
	As Previously
	Reported	Adjustment	As R estated
Assets
Total Current Assets	$3,068,478	$-	$3,068,478

Cash - restricted	85,786	-	85,786
Processing and Rail Facility	2,914,422	(279,647)	2,634,775
Underground Equipment	8,887,045	(1,633,897)	7,253,148
Surface Equipment	4,439,263	(1,126,208)	3,313,055
Less Accumulated Depreciation	(5,300,140)	933,850	(4,366,290)
Land	178,683	-	178,683
Accounts Receivable - Other	111,003	-	111,003
Note Receivable	4,117,139	-	4,117,139

Total Assets	$18,501,679	$(2,105,902)	$16,395,777

Liabilities and Shareholders' deficit

Total Current Liabilities	$37,459,392	$-	$37,459,392

Long-term portion of note payables	5,782,253	-	5,782,253
Reclamation liability	$17,964,267	(5,004,103)	12,960,164

Total Liabilities	$61,205,912	(5,004,103)	$56,201,809

Class A Common stock	89	-	89
Series A Preferred stock	482	-	482
Series B Preferred stock	850	-	850
APIC	1,527,254	-	1,527,254
Accumulated Deficit	(44,759,278)	2,898,201	(41,861,077)
Total American Resources Corporation Shareholders’ Equity	(43,230,603)	2,898,201	(40,332,402)
Non Controlling Interest	526,370	-	526,370
Total Liabilities and Shareholders’ Deficit	18,501,679	$(2,105,902)	16,395,777

Income Statement	As of March 31, 2018
	As Previously
	Reported	Adjustment	As R estated
Revenue
Total Revenue	$7,325,376	$-	$7,325,376

Cost of Coal Sales and Processing	(5,473,428)	-	(5,473,428)
Accretion Expense	(447,762)	106,181	(341,581)
Depreciation	(479,571)	(135,818)	(615,389)
General and Administrative	(476,589)	-	(476,589)
Professional Fees	(274,603)	-	(274,603)
Production Taxes and Royalties	(949,793)	-	(949,793)
Development Costs	(1,687,173)	-	(1,687,173)

Net Loss from Operations	$(2,463,543)	$(29,637)	$(2,493,180)

Other Expense, net	(77,469)	-	(77,469)

Net Loss	$(2,541,012)	$(29,637)	$(2,570,649)

Less: Preferred dividend requirement	(70,157)	-	(70,157)
Less: Net income attributable to Non Controlling Interest	(128,514)	-	(128,514)

Net loss attributable to American Resources Corporation Shareholders	$(2,739,683)	$(29,637)	$(2,769,320)

Statement of Cash Flow	As of March 31, 2018
	As Previously
	Reported	Adjustment	As R estated

Cash Flows from Operating activities:
Net loss	$(2,541,012)	$(29,637)	$(2,570,649)
Adjustments to reconcile net loss to net cash
Depreciation	479,571	135,818	615,389
Accretion expense	447,762	(106,181)	341,581
Amortization of debt discount and issuance costs	37,841	-	37,841
Recovery of advances receivable	(50,806)	-	(50,806)
	$(1,626,644)	$-	$(1,626,644)

Change in current assets and liabilities	567,359	-	567,359

Cash used in operating activities	$(1,059,285)	-	$(1,059,285)

Cash provided by investing activities	72,219	-	72,219

Cash provided by financing activities	696,193	-	696,193

Decrease in cash and restricted cash	(290,873)	-	(290,873)

Cash and restricted cash, beginning of year	385,665	-	385,665

Cash and restricted cash, end of year	$94,792	$-	$94,792

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

