Form 10-Q
period 2019-06-30
American Resources Corp
filed 2019-08-12
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2019, the registrant had 23,367,197 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and six months ended

June 30, 2019

AMERICAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash	$1,129,790	$2,293,107
Accounts Receivable	1,945,330	1,338,680
Inventory	121,026	163,800
Prepaid fees	483,000	147,826
Accounts Receivable - Other	360,718	319,548
Total Current Assets	4,039,864	4,262,961

OTHER ASSETS
Cash - restricted	364,985	411,692
Processing and rail facility	11,630,171	11,630,171
Underground equipment	9,452,724	8,717,229
Surface equipment	3,101,518	3,101,518
Acquired mining rights	28,313,241	2,913,241

Coal refuse storage	11,993,827	11,993,827
Less Accumulated Depreciation	(9,652,446)	(6,691,259)
Land	2,407,193	907,193
Note Receivable	4,117,139	4,117,139
Total Other Assets	61,728,352	37,100,751

TOTAL ASSETS	$65,768,216	$41,363,712

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,245,513	$8,139,662
Accounts payable – related party	597,656	474,654
Accrued interest	1,698,222	1,118,736
Funds held for others	19,955	79,662
Due to affiliate	124,000	124,000
Current portion of long term-debt (net of unamortized discount of $- and $134,296)	15,528,199	14,169,139
Current portion of convertible debt, (net of unamortized discount of $- and $-)	6,819,632	-
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	33,360,346	26,433,022

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $422,941 and $428,699)	4,826,451	7,918,872
Reclamation liability	16,853,436	16,211,640
Total Other Liabilities	21,679,887	24,130,512

Total Liabilities	55,040,233	50,563,534

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 23,367,197 and 17,763,469 shares issued and outstanding	2,337	1,776
AREC - Series A Preferred stock: $.0001 par value; 5,000,000 shares authorized, 0 and 481,780 shares issued and outstanding	-	48
AREC - Series C Preferred stock: $.0001 par value; 20,000,000 shares authorized, 0 and 50,000 shares issued and outstanding	-	5
Additional paid-in capital	86,367,056	42,913,532
Accumulated deficit	(75,641,410)	(52,115,183)
Total Stockholders’ Equity (Deficit)	10,727,983	(9,199,822)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$65,768,216	$41,363,712

 The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June 30, 2019	For the six months ended June 30, 2018
		As Restated		As Restated

Coal Sales	$9,321,250	$7,023,040	$16,315,526	$14,328,900
Processing Services Income	20,876	-	20,876	19,516

Total Revenue	9,342,126	7,023,040	16,336,402	14,348,416

Cost of Coal Sales and Processing	(5,654,568)	(4,619,675)	(12,298,655)	(10,093,103)
Accretion Expense	(320,098)	(341,580)	(641,799)	(683,161)
Depreciation	(804,889)	(615,390)	(1,621,805)	(1,230,779)
Amortization of Mining Rights	(802,590)	-	(1,339,381)	-
General and Administrative	(990,918)	(464,110)	(2,363,506)	(940,699)
Professional Fees	(631,934)	(163,412)	(4,965,830)	(438,015)
Production Taxes and Royalties	(603,957)	(778,124)	(1,863,543)	(1,727,917)
Development Costs	(2,887,448)	(2,032,201)	(4,487,565)	(3,719,374)

Total Operating Expenses	(12,696,402)	(9,014,492)	(29,582,084)	(18,833,048)

Net Loss from Operations	(3,354,276)	(1,991,452)	(13,245,682)	(4,484,632)

Other Income and (expense)
Other Income	214,529	290,609	480,954	419,123
Gain on cancelation of debt	-	315,000	-	315,000
Loss on settlement of payable	-	-	(22,660)	-
Amortization of debt discount and issuance costs	(2,869,118)	-	(7,502,979)	-
Interest Income	41,172	-	82,343	41,171
Warrant Modification Expense	(2,545,360)	-	(2,545,360)	-
Interest expense	(447,989)	(311,295)	(772,843)	(558,449)
Total Other income (expense)	(5,606,765)	294,314	(10,280,545)	216,845

Net Loss	(8,961,042)	(1,697,138)	(23,526,227)	(4,267,787)

Less: Series B dividend requirement	-	(17,000)	-	(87,157)

Less: Net loss attributable to Non Controlling Interest	-	(22,764)	-	(151,278)

Net loss attributable to American Resources Corporation Shareholders	$(8,961,042)	$(1,736,902)	$(23,526,227)	$(4,506,222)

Net loss per common share - basic and diluted	$(0.38)	$(1.95)	$(1.07)	$(5.05)

Weighted average common shares outstanding	23,345,857	892,044	22,078,999	892,044

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANAURY 1, 2019 THROUGH JUNE 30, 2019 AND JANAURY 1, 2018 THROUGH JUNE 30, 2018
UNAUDITED

Statement of Stockholders' Deficit
June 30, 2019

	Common Shares		Preferred Series A		Preferred Series C			Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Total
Balance December 31, 2018	17,763,469	1,776	481,780	48	50,000.00	5	42,913,532	(52,115,183)	-	(9,199,822)

Issuance of common shares for cash, net	1,170,200	117	-	-	-	-	4,253,883	-	-	4,254,000

Issuance of common shares for services	159,000	16	-	-	-	-	1,672,184	-	-	1,672,200

Issuance of common shares for asset acquisition	2,000,000	200	-	-	-	-	24,399,800	-	-	24,400,000

Issuance of common shares for conversion of debt and accounts payable	4,417	-	-	-	-	-	49,161	-	-	49,161
										-
Issuance of warrants to consultants	-	-	-	-	-	-	2,385,000	-	-	2,385,000

Stock option expense	-	-	-	-	-	-	68,693	-	-	68,693

Issuance of common shares for warrant exercise	599,427	60	-	-	-	-	(60)	-	-	-

Conversion of Series A Preferred into common stock	1,605,934	161	(481,780)	(48)	-	-	(113)	-	-	-

Conversion of Series C into common stock	13,750	1	-	-	(50,000)	(5)	4	-	-	-

Beneficial conversion on note payable	-	-	-	-	-	-	7,362,925	-	-	7,362,925

Net loss	-	-	-	-	-	-	-	(14,565,185)	-	(14,565,185)

Balance March 31, 2019	23,316,197	2,331	-	-	-	-	83,105,009	(66,680,368)	-	16,426,972

Issuance of common shares for cash, net	25,000	3	-	-	-	-	99,997	-	-	100,000

Issuance of common shares for services	58,000	6	-	-	-	-	133,834	-	-	133,840

Issuance of warrants to consultants	-	-	-	-	-	-	139,500	-	-	139,500

Issuance of common shares for conversion of accounts payable	50,000	5	-	-	-	-	182,495	-	-	182,500

Common shares issued on note payable	25,000	3	-	-	-	-	87,247	-	-	87,250

Stock option expense	-	-	-	-	-	-	73,603	-	-	73,603

Cancellation of common shares	(107,000)	(11)	-	-	-	-	11	-	-	-

Warrant modification Expense	-	-	-	-	-	-	2,545,360	-	-	2,545,360

Net loss	-	-	-	-	-	-	-	(8,961,042)	-	(8,961,042)

Balance June 30, 2019	23,367,197	2,337	-	-	-	-	86,367,056	(75,641,410)	-	10,727,983

The accompanying footnotes are integral to the unaudited consolidated financial statements

	Common Shares		Preferred Series A		Preferred Series C			Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Total

Balance December 31, 2017	892,044	89	4,817,792	482	850,000	850	1,527,254	(39,091,757)	397,856	(37,165,226)

Series Preferred B Dividend Requirement	-	-	-	-	-	-	-	(70,157)	-	(70,157)

Net loss	-	-	-	-	-	-	-	(2,699,163)	128,514	(2,570,649)

Balance March 31, 2018	892,044	89	4,817,792	482	850,000	850	1,527,254	(41,861,077)	526,370	(39,806,032)

Series Preferred B Dividend Requirement	-	-	-	-	-	-	-	(17,000)	-	(17,000)

Forgiveness of accrued management fee	-	-	-	-	-	-	17,840,615	-	-	17,840,615

Net loss	-	-	-	-	-	-	-	(1,719,902)	22,764	(1,697,138)

Balance June 30, 2018	892,044	89	4,817,792	482	850,000	850	19,367,869	(43,597,979)	549,134	(23,679,555)

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018 As Restated
Cash Flows from Operating activities:
Net loss	$(23,526,227)	$(4,267,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,621,805	1,230,779
Amortization of mining rights	1,339,381	-
Accretion expense	641,799	683,161
Gain on cancelation of debt	-	(315,000)
Recovery of previously impaired accounts receivable	(50,806)	(92,573)
Amortization of issuance costs and debt discount	7,502,979	126,529
Warrant modification expense	2,545,360	-
Stock option expense	142,296	-
Warrant expense	2,524,500
Share compensation expense	1,806,040	-
Change in current assets and liabilities:

Accounts receivable	(597,015)	102,134
Inventory	42,774	548,752
Prepaid expenses and other assets	(335,174)	(323,924)
Accounts payable	(1,679,980)	(369,510)
Funds held for others	(59,707)	(58,776)
Accrued interest	579,486	254,774
Accounts payable - related party	123,002	-
Cash used in operating activities	(7,379,486)	(2,481,441)

Cash Flows from Investing activities:

Advances made in connection with management agreement	-	(99,582)
Advance repayment in connection with management agreement	-	192,155
Cash paid for PPE, net	(735,495)	-
Cash provided by (used in) investing activities	(735,495)	(92,573)

Cash Flows from Financing activities:

Principal payments on long term debt	(2,314,680)	(1,147,974)
Proceeds from the sale of common stock, net	4,354,000	-
Proceeds from long term debt	4,299,980	4,281,965
Net proceeds from (payments to) factoring agreement	565,657	(191,623)
Cash provided by financing activities	6,904,957	2,942,368

Increase(decrease) in cash and restricted cash	(1,210,024)	553,500

Cash and restricted cash, beginning of period	2,704,799	385,665

Cash and restricted cash, end of period	$1,494,775	$939,165

Supplemental Information
Non-cash investing and financing activities
Assumption of net assets and liabilities for asset acquisitions	$2,500,000	$2,217,952
Equipment for notes payable	$-	$906,660
Common shares issued in asset acquisition	$24,400,000	$-
Preferred Series B dividends	$-	$87,157
Conversion of accounts payable to common stock	$231,661	$-
Issuance of common shares with note payable	$87,250	$-
Conversion of Series A Preferred into common stock	$161	$-
Conversion of Series B Preferred into common stock	$1	$-
Warrant exercise for common shares	$60	$-
Discount on note due to beneficial conversion feature	$7,362,925	$-
Cancellation of common shares	$11	$-
Forgiveness of accrued management fee	$-	$17,840,615

Cash paid for interest	$281,832	$171,954
Cash paid for income taxes	$-	$-

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period. These financial statements should be read in conjunction with the Company’s 2018 audited financial statements and notes thereto which were filed on Form 10-K on April 3, 2019.

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

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of June 30, 2019 and December 31, 2018 was $58,247 and $85,786, respectively. A lender of the Company also required a reserve account to be established. The balance as of June 30, 2019 and December 31, 2018 was $286,784 and $273,784, respectively. The total balance of restricted cash also includes amounts held under the management agreement in the amount of $19,955 and $79,662, respectively. See note 5 regarding the management agreement.

The balance as of June 30, 2019 and December 31, 2018 was $364,985 and $411,692, respectively.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the six months ended June 30, 2019 and June 30, 2018.

	June 30, 2019	June 30, 2018
Cash	$1,129,790	$692,837
Restricted Cash	364,985	246,328
Total cash and restricted cash presented in the consolidated statement of cash flows	$1,494,775	$939,165

Asset Acquisition:

On February 12, 2019, through a share exchange, ARC merged with Empire Kentucky Land, Inc, its wholly-owned subsidiary Colonial Coal Company, Inc and purchased assets of Empire Coal Holdings, LLC in exchange for a cash payment of $500,000 which was carried as a seller note until paid on February 21, 2019, a seller note of $2,000,000 payable in the form of a royalty from production off of the property and 2,000,000 common shares of ARC’s stock valued at $24,400,000. The acquired assets have an anticipated life of 25 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 25 years. Amortization expense for this asset for the 3 months ended June 30, 2019 and 2018 amounted to $398,700 and $0, respectively. Amortization expense for this asset for the 6 months ended June 30, 2019 and 2018 amounted to $531,600 and $0, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the periods ending June 30, 2019 and 2018, $- and $- were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2018	$18,538,009
Accretion – six months June 30, 2019	642,799
Reclamation work – six months June 30, 2019	-
Balance at June 30, 2019	$19,180,605

Leases: In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). ASU 2016-02, along with related amendments issued from 2017 to 2018 (collectively, the “New Leases Standard”), requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach and elected the option to not restate comparative periods in transition and also elected the package of practical expedients for all leases within the standard, which permits the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs.

Beneficial Conversion Features of Convertible Securities: Conversion options that are not bifurcated as a derivative pursuant to ASC 815 and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether they are beneficial to the investor at inception (a beneficial conversion feature) or may become beneficial in the future due to potential adjustments. The beneficial conversion feature guidance in ASC 470-20 applies to convertible stock as well as convertible debt which are outside the scope of ASC 815. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. In addition, our preferred stock issues contain conversion terms that may change upon the occurrence of a future event, such as antidilution adjustment provisions. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as a dividend over either the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the dividend must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

The Company has a loan, convertible into common shares at $5.25 per share, with a beneficial conversion feature added through a loan modification on February 4th, 2019. At the time of the modification the loan had a maturity date of three months, and the conversions may occur any time from the time of the modification.

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

Allowance for trade receivables as of June 30, 2019 and December 31, 2018 amounted to $0, for both periods. Allowance for other accounts receivables as of June 30, 2019 and December 31, 2018 amounted to $0 and $0, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of June 30, 2019 and December 31, 2018.

Reclassifications: Reclassifications of prior periods have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2019 and December 31, 2018, property and equipment were comprised of the following:

	June 30, 2019	December 31, 2018
Processing and rail facility	$11,630,171	$11,630,171
Underground equipment	9,452,724	8,717,229
Surface equipment	3,101,518	3,101,518
Mine Development	40,307,068	14,907,068
Land	2,407,193	907,193
Less: Accumulated depreciation	(9,652,446)	(6,691,259)

Total Property and Equipment, Net	$57,246,228	$32,571,920

Depreciation expense amounted to $804,889 and $615,390 for the three month periods June 30, 2019 and June 30, 2018, respectively. Depreciation expense amounted to $1,621,805 and $1,230,799 for the six month periods June 30, 2019 and June 30, 2018, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mining Rights	5-25 years
Coal Refuse Storage	25 years

NOTE 3 - NOTES PAYABLE

During the six-month period ended June 30, 2019, principal payments on long term debt totaled $2,314,680. During the six-month period ended June 30, 2019, increases to long term debt totaled $6,799,980, primarily from cash received in the form of $3,500,000 from the ARC development loan, $2,500,000 from seller financing for the acquisition of Empire and $500,000 from an inventory line of credit.

The ARC development loan carries annual interest at 5%, is due on April 1, 2020 and is secured by all company assets. The acquisition loan totaling $2,500,000 is due with $500,000 upfront and $2,000,000 due through a $1 per ton royalty off the coal sold from the acquired property and is secured by the underlying property. The inventory line of credit was dated May 30, 2019, is due July 30, 2019 and carries a $50,000 interest payment upon maturity. The company also issued 25,000 shares as consideration for the inventory line of credit.

During the six-month period ended June 30, 2018, principal payments on long term debt totaled $1,147,974. During the six-month period ended June 30, 2018, increases to long term debt totaled $4,281,965.

During the six-month period ended June 30, 2019, proceeds from the factoring agreement totaled $16,710,921 and repayments totaled $16,145,264.

During the six-month period ended June 30, 2018, proceeds from the factoring agreement totaled $12,179,565 and repayments totaled $12,371,188.

On February 4, 2019, the ARC business loan was amended to allow for an initial three-month due date extension and will subsequently be due on 30 days demand. As part of this amendment, a conversion into company common stock was also added. The balance at conversion including accrued interest totaled $7,362,925. The conversion price is $5.25 and the common stock price at the time of the amended was $11.00. The addition of the beneficial conversion feature created a discount in the amount of $7,362,925 which is amortized into interest expense over the three-month extension period. Additional expense due to the amortization of the discount for the three-month period ended June 30, 2019 amounted to $2,863,360 and for the six-month period amounted to $7,362,925, respectively. The Company analyzed the conversion options in the convertible loan payables for derivative accounting consideration under ASC 815, Derivative and Hedging, and determines that the transactions do not qualify for derivative treatment. The Company evaluated the conversion for Beneficial Conversion Features (BCF) and concluded the amendment incurred a Beneficial Conversion Features (BCF) when it was issued on February 4, 2019.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company leases property from a related entity named Land Resources & Royalties (LRR). Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed in the consolidated financial statements. For the three-month and six-month period ending June, 2019, royalty expense incurred with LRR amounted to $34,173 and $69,564 respectively. Additionally, amounts advanced from LRR amounted to $26,568 and amounts repaid to LRR amounted to $42,208. As of June 30, 2019, total amounts owed LRR amounted to $636,863.

The Company has in the past borrowed funds from affiliates. These amounts are unsecured, due on demand and non-interest bearing. Amounts outstanding as of June 30, 2019 and December 31, 2018 totaled $124,000, respectively.

NOTE 5 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. Under the management agreement funds advanced for the six month period ended June 30, 2019 and 2018 are $47,336 and $99,582, respectively and the amounts repaid totaled $47,336 and $192,155, respectively. During the six-month period ended June 30, 2019 and 2018, fees paid under the agreement amounted $329,111 and $267,845, respectively which has been recorded in other income.

NOTE 6 – EQUITY TRANSACTIONS

There were no common or other Series A Preferred transactions for the three-month and six-month periods ending June 30, 2018.

Employee stock compensation expense for the three-month period ending June 30, 2019 and 2018 amounted to $73,603 and $0 respectively.

Employee stock compensation expense for the six-month period ending June 30, 2019 and 2018 amounted to $142,296 and $0 respectively.

On January 16, 2019, an affiliate of the Company converted its remaining 29,051 shares of Series A Preferred into 96,837 common shares.

On January 17, 2019, a non-affiliated shareholder partially exercised 300,000 shares of a warrant they held in the Company. The exercise was cashless, and the shareholder received 299,713 shares of common stock as a result of the conversion.

On January 25, 2019, the Company extended its consulting agreement with Redstone Communications, LLC for an additional six-month term, and as a result, we issued 105,000 restricted common shares to Redstone Communications LLC and 45,000 restricted common shares to Mr. Marlin Molinaro, another five-year warrant to purchase up to 175,000 common shares of our Company at an exercise price of $1.50 per share and issued to Mr. Marlin Molinaro another five-year warrant option to purchase up to 75,000 common shares of our Company at an exercise price of $1.50 per share as compensation for the second six months of an agreement. Should Redstone Communications, LLC and Mr. Molinaro. If the warrants which are received under the second six months of engagement are exercised, the Company will receive up to $262,500 and $112,500, respectively. The common shares were valued at $10.50 on January 25, 2019 and resulted in an expense of $1,575,000 which was recorded in full on January 25, 2019. The corresponding expense of the issued warrants was recorded in full in the amount of $2,385,000.

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

On May 7, 2019, the Company issued 50,000 shares of common stock as part of a settlement to an unrelated entity for the use of certain mining equipment. The stock price at the time of issuance was $3.65 resulting in a settlement expense of $182,500.

On May 30, 2019, the Company issued 25,000 shares to an unrelated entity in conjunction with a short-term borrowing facility issued by the entity. The stock price at the time of issuance was $3.49 resulting in a stock interest expense of $87,250.

On June 5, 2019, the Company issued options to certain employees in the amount of 175,000 under an adopted stock option plan. The issuance of employee options resulted in an expense totaling $4,910. The total expense will be $353,500 which will be amortized over the three-year vesting period.

On June 6, 2019, the Company and a former employee reached a settlement agreement where 107,000 shares of common stock were canceled and returned to the company. These shares were forfeited and returned to the company for no consideration and are accounted for as authorized and not issued.

On June 7, 2019, the Company issued 25,000 shares of common stock at $4 per share to an unrelated entity under an equity purchase agreement. The Company received $100,000 cash consideration for the investment. The stock price at the time of issuance was $2.10. If the Company, during the period in which the purchased shares are held by the original entity, issues or sells any shares of common stock for a price less than $4.00, the Company shall issue to the purchaser an additional number of shares of common stock, so as to provide the purchaser the benefit of the reduced price per share.

On June 7, 2019, the Company issued 30,000 shares of common stock for consulting services to an unrelated party. The stock price at the time of issuance was $2.10 resulting in an expense totaling $63,000. The consulting agreement is for six months and the shares for services were deemed to have been earned upon execution of the consulting agreement on May 30, 2019. In addition to the shares issued, 75,000 warrants with three-year exercise period and $4.00 strike price were issued upon execution of the consulting agreement resulting in a expense of $139,500.

On June 12, 2019, the Company restructured a series of warrants; C-1, C-2, C-3 and C-4, held by an unrelated party as part of the ARC business loan which resulted in an increase in the number of warrants issued from 1.6 million shares across four warrants to 3.0 million shares across four warrants; an increase in the term of the warrants from the date of the amendment from a weighted average of 297 days to 753 days, and a decrease in the weighted average exercise price from $7.665 per share to $4.325 per share. Fair value was determined using the Black-Scholes Option Pricing Model. The incremental value as a result of the modification is a one-time warrant expense totaling $2,545,360 as of June 30, 2019.

On June 13, 2019, the Company issued 28,000 shares of common stock under a consulting agreement to an unrelated party. The stock price at the time of issuance was $2.53 resulting in a stock-based compensation of $70,840. The term of the consulting agreement is 6 months with monthly payments equal to $5,000 payable in months three through six of the agreement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the warrant and option fair value:

Warrant and Option Fair Value Inputs

June 30, 2019
Expected Dividend Yield	0%
Expected volatility	94.35-97.29%
Risk-free rate	1.4–1.62%
Expected life of warrants	.68 – 6.93 years

The following is a summary of the Company’s stock warrant activity for the six months June 30, 2019:

Company Warrants:

WARRANTS
December 31, 2018 to June 30, 2019
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding - December 31, 2018	5,545,227	$2.745	1.704	$42,063,228
Exercisable - December 31, 2018	5,545,227	$2.745	1.704	$42,063,228
Granted	3,405,500	$4.115	-	$-
Forfeited or Expired	1,697,223	$7.638	-	$-
Exercised	600,000	$0.010	-	$-
Outstanding - June 30, 2019	6,653,504	$2.301	1.835	$9,274,358
Exercisable - June 30, 2019	6,653,504	$2.301	1.835	$9,274,358

The following is a summary of the Company’s stock option activity for the six months June 30, 2019:

Company Options:

OPTIONS
December 31, 2018 to June 30, 2019
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding - December 31, 2018	681,830	$1.413	6.447	$405,000
Exercisable - December 31, 2018	70,000	$4.214	4.247	$405,000
Granted	175,000	$2.630	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - June 30, 2019	856,830	$1.596	6.151	$48,750
Exercisable - June 30, 2019	70,000	$4.214	3.751	$48,750

Total preferred dividend requirement for the six-month period ending June 30, 2019 and 2018 amounted to $0 and $87,157, respectively.

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

This resulted in an adjustment to the previously reported amounts in the financial statements of the Company for the three-month period ended June 30, 2018. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting periods affected.

However, if the adjustments to correct the cumulative effect of the above error had been recorded in the three months ended June 30, 2018, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results of the Company as of June 30, 2018.

The following table presents the impact of the correction in the financial statements as of June 30, 2018:

Balance Sheet	As of June 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Assets
Total Current Assets	$2,876,726	$-	$2,876,726

Cash - restricted	246,328	-	246,328
Processing and Rail Facility	2,914,422	(279,647)	2,634,775
Underground Equipment	9,315,392	(1,633,897)	7,681,495
Surface Equipment	4,439,263	(1,126,208)	3,313,055
Minings Rights	2,217,952	473,138	2,691,090
Less Accumulated Depreciation	(5,950,125)	968,445	(4,981,680)
Land	178,683	-	178,683
Accounts Receivable - Other	94,769	-	94,769
Note Receivable	4,117,139	-	4,117,139

Total Assets	$20,450,549	$(1,598,169)	$18,852,380

Liabilities and Shareholders' deficit

Total Current Liabilities	$21,217,238	$-	$21,217,238

Long-term portion of note payables	5,282,930	-	5,282,930
Reclamation liability	20,668,914	(4,637,147)	16,031,767

Total Liabilities	47,169,082	(4,637,147)	42,531,935

Class A Common stock	89	-	89
Series A Preferred stock	482	-	482
Series B Preferred stock	850	-	850
APIC	19,367,869	-	19,367,869
Accumulated Deficit	(46,636,957)	3,038,978	(43,597,979)
Total American Resources Corporation Shareholders’ Deficit	(27,267,667)	3,038,978	(24,228,689)
Non Controlling Interest	549,134	-	549,134
Total Liabilities and Shareholders’ Deficit	$20,450,549	$(1,598,169)	$18,852,380

Income Statement	For the Six Months Ended June 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Revenue
Total Revenue	$14,348,416	$-	$14,348,416

Cost of Coal Sales and Processing	(10,093,103)	-	(10,093,103)
Accretion Expense	(895,524)	212,363	(683,161)
Depreciation	(1,129,556)	(101,223)	(1,230,779)
General and Administrative	(1,033,272)	-	(1,033,272)
Professional Fees	(438,015)	-	(438,015)
Production Taxes and Royalties	(1,727,917)	-	(1,727,917)
Development Costs	(3,719,374)	-	(3,719,374)

Net Loss from Operations	$(4,688,345)	$111,140	$(4,577,205)

Other Income, net	309,418	-	309,418

Net Loss	$(4,378,927)	$111,140	$(4,267,787)

Less: Preferred dividend requirement	(87,157)	-	(87,157)
Less: Net income attributable to Non Controlling Interest	(151,278)	-	(151,278)

Net loss attributable to American Resources Corporation Shareholders	$(4,617,362)	$111,140	$(4,506,222)

Statement of Cash Flow	For the Six Months Ended June 30, 2018
	As Previously
	Reported	Adjustment	As Restated

Cash Flows from Operating activities:
Net loss	$(4,378,927)	$111,140	$(4,267,787)
Adjustments to reconcile net loss to net cash
Depreciation	1,129,556	101,223	1,230,779
Gain on cancelation of debt	(315,000)	-	(315,000)
Accretion expense	895,524	(212,363)	683,161
Amortization of debt discount and issuance costs	126,529	-	126,529
Recovery of advances receivable	(92,573)	-	(92,573)
	$(2,634,891)	$-	$(2,634,891)

Change in current assets and liabilities	153,450	-	153,450

Cash used in operating activities	$(2,481,441)	-	$(2,481,441)

Cash provided by investing activities	92,573	-	92,573

Cash provided by financing activities	2,942,368	-	2,942,368

Increase in cash	553,500	-	553,500

Cash, beginning of year	385,665	-	385,665

Cash, end of year	$939,165	$-	$939,165

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

The company leases various office space some from an entity which was consolidated as a variable interest entity until June 30, 2018 (see note 4). The rental lease for the Company’s principal office space expired in December 31, 2018 and is continuing on a month-to-month basis. The future annual rent is $6,000 through 2021. Rent expense for six-month period ending June 30, 2019 and 2018 amounted to $18,000 and $18,000 each period, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On July 25, 2019, the Company drew an additional $400,000 on the ARC Business Loan. The advance is to be repaid in weekly $100,000 payments commencing on August 9, 2019. The advance carries a 12% interest rate.

On August 5, 2019, the Company entered into a $500,000 promissory note with a non-related entity. The note bears interest at 11% and is due by September 5, 2019. On August 6, 2019, $250,000 was drawn on the promissory note.

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

Property

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $1,500 per month in rent for the office space and the rental lease expired in December 2018 and is continuing on a month-to-month basis. We also rent office space from a related entity at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

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

The Company currently has approximately 242 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $9,342,126 and $16,336,402 for the three-months and six-months ended June 30, 2019 and $7,023,040 and $14,348,416 operating revenue for the three-months and six-months ended June 30, 2018.

For the three-months and six-months ended June 30, 2019 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $8,961,042 and $23,526,227. For the three-months and six-months ended June 30, 2018 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $1,697,138 and $4,267,787.

The primary driver for increased revenue was the commencement of underground mining operations at the Carnegie 1 Mine in May 2019 along with more production from McCoy’s Mine #15 and Deane’s Access and Razorblade mines. The primary driver for increased net loss were amortization of debt discount and warrant expense totaling $12,293,285 for the 6-month period ending June 30, 2019.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common stock equity investments and loans.

For the three months ended June 30, 2019 and 2018, coal sales and processing expenses were $6,654,568 and $4,619,675 respectively, development costs, including loss on settlement of ARO were $1,887,448 and $2,032,201, respectively, and production taxes and royalties $603,956 and $778,124, respectively. Depreciation expense for the same periods ended June 30, 2019 and 2018 were $804,889 and $615,390 respectively.

For the six months ended June, 2019 and 2018, coal sales and processing expenses were $12,298,655 and $10,093,103 respectively, development costs, including loss on settlement of ARO were $4,487,565 and $3,719,374, respectively, and production taxes and royalties $1,863,543 and $1,727,917, respectively. Depreciation expense for the same periods ended June 30, 2019 and 2018 were $1,621,805 and $1,230,799 respectively.

Liquidity and Capital Resources

As of June 30, 2019, our available cash was $1,129,790. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales.

For the six months ending June 30, 2019 our net cash flow used in operating activities was $7,379,486 and for the six months ending June 30, 2018 the net cash flow used in operating activities was $2,481,441.

For the six months ending June 30, 2019 and 2018 net cash proceeds used in investing activities were $735,495 and $92,573 respectively.

For the six months ending June 30, 2019 and 2018 net cash proceeds from financing activities were $6904,957 and $2,942,368 respectively.

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

As of June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of June 30, 2019, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2019 that have materially affected the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the 6-month period ending June 30, 2019, sales of unregistered equity securities totaled 45,200. Proceeds of these sales amounted to $201,000 which were primarily used for working capital and development costs.

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

AMERICAN RESOURCES CORPORATION

Date: August 12, 2019	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board (Principal Executive Officer)

