Form 10-Q
period 2019-09-30
American Resources Corp
filed 2019-11-18
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

As of November 15, 2019, the registrant had 27,337,435 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and nine months ended

September 30, 2019

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash	$716,840	$2,293,107
Accounts Receivable	71,580	1,338,680
Inventory	1,004,326	163,800
Prepaid fees	483,000	147,826
Accounts Receivable - Other	336,800	319,548
Total Current Assets	2,612,546	4,262,961

OTHER ASSETS
Cash - restricted	297,987	411,692
Processing and rail facility	14,496,487	11,630,171
Underground equipment	10,155,915	8,717,229
Surface equipment	3,224,896	3,101,518
Acquired mining rights	28,831,440	2,913,241
Coal refuse storage	12,171,271	11,993,827
Less Accumulated Depreciation	(11,320,116)	(6,691,259)
Land	3,248,169	907,193
Note Receivable	4,117,139	4,117,139
Total Other Assets	65,223,188	37,100,751

TOTAL ASSETS	$67,835,734	$41,363,712

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,483,079	$8,139,662
Accounts payable – related party	639,180	474,654
Accrued interest	1,977,142	1,118,736
Funds held for others	-	79,662
Due to affiliate	132,639	124,000
Current portion of long term-debt (net of issuance costs and debt discount of $0 and $134,296)	14,691,696	14,169,139
Current portion of convertible debt	7,219,612	-
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	34,470,517	26,433,022

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $420,062 and $428,699)	4,829,330	7,918,872
Reclamation liability	21,425,097	16,211,640
Total Other Liabilities	26,254,427	24,134,512

Total Liabilities	60,724,944	50,563,534

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 27,267,197 and 17,763,469 shares issued and outstanding, respectively	2,726	1,776
AREC - Series A Preferred stock: $.0001 par value; 5,000,000 shares authorized, 0 and 481,780 shares issued and outstanding, respectively	-	48
AREC - Series C Preferred stock: $.001 par value; 20,000,000 shares authorized, 0 and 50,000 shares issued and outstanding, respectively	-	5
Additional paid-in capital	90,094,006	42,913,532
Accumulated deficit	(82,985,942)	(52,115,183)
Total American Resources Corporation’s Stockholders’ Equity (Deficit)
Total Stockholders’ Deficit	7,110,790	(9,199,822)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$67,835,734	$41,363,712

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months September 30, 2019	Three Months September 30, 2018 As Restated	Nine Months September 30, 2019	Nine Months September 30, 2018 As Restated

Coal Sales	$1,847,279	$8,890,322	$18,162,805	$23,219,222
Processing Services Income	-	147,946	20,876	167,462

Total Revenue	1,847,279	9,038,268	18,183,681	23,386,684

Cost of Coal Sales and Processing	(2,956,306)	(7,116,009)	(15,254,961)	(18,214,195)
Accretion Expense	(320,900)	(433,589)	(962,699)	(1,116,751)
Depreciation	(1,414,942)	(700,595)	(3,036,747)	(1,931,374)
Amortization of mining rights	(252,729)	(181,385)	(1,592,110)	(181,385)
General and Administrative	(1,434,545)	(2,320,287)	(3,798,051)	(3,892,596)
Professional Fees	(170,937)	(707,735)	(5,136,767)	(1,106,864)
Production Taxes and Royalties	(948,148)	(759,269)	(2,811,691)	(2,217,156)
Development Costs	(1,425,024)	(945,341)	(5,912,589)	(3,429,512)

Total Operating Expenses	(8,923,531)	(13,164,210)	(38,505,615)	(32,089,833)

Net Loss from Operations	(7,076,252)	(4,125,942)	(20,321,934)	(8,703,149)

Other Income	770,405	875,942	1,251,359	1,295,065
Gain on cancelation of debt	-	-	-	315,000
Loss on settlement of payable	-	-	(22,660)
Receipt of previously impaired receivable	-	-	-	92,573
Amortization of debt discount and issuance costs	(219,218)	-	(7,722,197)	-
Interest Income	82,343	-	164,686	41,171
Warrant Modification Expense	-	-	(2,545,360)	-
Interest expense	(901,810)	(305,655)	(1,674,653)	(864,104)

Total Other income (expense)	(268,280)	570,287	(10,548,825)	879,705

Net Loss	(7,344,532)	(3,555,655)	(30,870,759)	(7,823,444)

Less: Series B dividend requirement	-	(17,000)	-	(104,157)

Less: Net income attributable to Non Controlling Interest	-	-	-	(151,278)

Net loss attributable to American Resources Corporation Shareholders	$(7,344,532)	$(3,572,655)	$(30,870,759)	$(8,078,879)

Net loss per common share - basic and diluted	$(0.30)	$(3.44)	$(1.34)	$(8.58)

Weighted average common shares outstanding	24,886,763	1,038,783	23,025,762	941,495

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANAURY 1, 2019 THROUGH SEPTEMBERE 30, 2019 AND JANAURY 1, 2018 THROUGH SEPTEMBER 30, 2018
UNAUDITED

	Common Shares		Preferred Series A		Preferred Series C			Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Total
Balance December 31, 2018	17,763,469	$1,776	481,780	$48	50,000	$5	$42,913,532	$(52,115,183)	$-	$(9,199,822)

Issuance of common shares for cash, net	1,170,200	117	-	-	-	-	4,253,883	-	-	4,254,000

Issuance of common shares for services	159,000	16	-	-	-	-	1,672,184	-	-	1,672,200

Issuance of common shares for asset acquisition	2,000,000	200	-	-	-	-	24,399,800	-	-	24,400,000

Issuance of common shares for conversion of debt and accounts payable	4,417	-	-	-	-	-	49,161	-	-	49,161
										-
Issuance of warrants to consultants	-	-	-	-	-	-	2,385,000	-	-	2,385,000

Stock option expense	-	-	-	-	-	-	68,693	-	-	68,693

Issuance of common shares for warrant exercise	599,427	60	-	-	-	-	(60)	-	-	-

Conversion of Series A Preferred into common stock	1,605,934	161	(481,780)	(48)	-	-	(113)	-	-	-

Conversion of Series C into common stock	13,750	1	-	-	(50,000)	(5)	4	-	-	-

Beneficial conversion on note payable due to modification	-	-	-	-	-	-	7,362,925	-	-	7,362,925

Net loss	-	-	-	-	-	-	-	(14,565,185)	-	(14,565,185)

Balance March 31, 2019	23,316,197	2,331	-	-	-	-	83,105,009	(66,680,368)	-	16,426,972

Issuance of common shares for cash, net	25,000	3	-	-	-	-	99,997	-	-	100,000

Issuance of common shares for services	58,000	6	-	-	-	-	133,834	-	-	133,840

Issuance of warrants to consultants	-	-	-	-	-	-	139,500	-	-	139,500

Issuance of common shares for conversion of accounts payable	50,000	5	-	-	-	-	182,495	-	-	182,500

Common shares issued in connection with note payable	25,000	3	-	-	-	-	87,247	-	-	87,250

Stock option expense	-	-	-	-	-	-	73,603	-	-	73,603

Cancellation of common shares	(107,000)	(11)	-	-	-	-	11	-	-	-

Warrant modification Expense	-	-	-	-	-	-	2,545,360	-	-	2,545,360

Net loss	-	-	-	-	-	-	-	(8,961,042)	-	(8,961,042)

Balance June 30, 2019	23,367,197	2,337	-	-	-	-	86,367,056	(75,641,410)	-	10,727,983

Issuance of common shares and warrants issued for public offering, net	3,600,000	359	-	-	-	-	3,409,241	-	-	3,409,600

Common shares issued in connection with note payable	300,000	30	-	-	-	-	210,551	-	-	210,581

Underwriter Warrants	-	-	-	-	-	-	4,098	-	-	4,098

Stock option expense	-	-	-	-	-	-	103,060	-	-	103,060

Net loss	-	-	-	-	-	-	-	(7,344,532)	-	(7,344,5432)

Balance September 30, 2019	27,267,197	$2,726	-	$-	-	$-	$90,094,006	$(82,985,942)	$-	$7,110,790

The accompanying footnotes are integral to the unaudited consolidated financial statements

	Common Shares		Preferred Series A		Preferred Series C			Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Total
Balance December 31, 2017	892,044	$89	4,817,792	$482	850,000	$850	$1,527,254	$(39,091,757)	$397,856	$(37,165,226)

Series Preferred B Dividend Requirement	-	-	-	-	-	-	-	(70,157)	-	(70,157)

Net loss	-	-	-	-	-	-	-	(2,699,163)	128,514	(2,570,649)

Balance March 31, 2018	892,044	89	4,817,792	482	850,000	850	1,527,254	(41,861,077)	526,370	(39,806,032)

Series Preferred B Dividend Requirement	-	-	-	-	-	-	-	(17,000)	-	(17,000)

Forgiveness of accrued management fee	-	-	-	-	-	-	17,840,615	-	-	17,840,615

Net loss	-	-	-	-	-	-	-	(1,719,902)	22,764	(1,697,138)

Balance June 30, 2018	892,044	89	4,817,792	482	850,000	850	19,367,869	(43,597,979)	549,134	(23,679,555)

Issuance of Common Shares for Services	300,000	29	-	-	-	-	201,221	-	-	201,250

Warrants issued for services	-	-	-	-	-	-	234,067	-	-	234,067

Option Expense	-	-	-	-	-	-	13,410	-	-	13,410

Series Preferred B Dividend Requirement	-	-	-	-	-	-	-	(17,000)	-	(17,000)

Consolidation of VIE	-	-	-	-	-	-	-	-	(549,134)	(549,134)

Net loss	-	-	-	-	-	-	-	(3,555,655)	-	(3,555,655)

Balance September 30, 2018	1,192,044	$118	4,817,792	$482	850,000	$850	$19,816,567	$(47,170,634)	$-	$(27,352,617)

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months September 30, 2019	For the Nine Months September 30, 2018 As Restated
Cash Flows from Operating activities:
Net loss	$(30,870,759)	$(7,823,444)
Adjustments to reconcile loss to net cash
Depreciation	3,036,747	1,931,374
Amortization of mining rights	1,592,110	181,385
Accretion expense	962,699	1,116,751
Cancelation of debt	-	(315,000)
Gain on disposition	-	(807,591)
Recovery of previously impaired receipts	(50,806)	(92,573)
Amortization of debt discount	7,722,197	420,134
Warrant expense	2,528,598	234,067
Warrant modification expense	2,545,360	-
Option expense	245,356	13,410
Issuance of common shares for services	1,806,040	201,250

Change in current assets and liabilities:

Accounts receivable	1,300,654	(930,478)
Inventory	(840,526)	188,371
Prepaid expenses and other assets	(335,174)	(147,826)
Accounts payable	(2,274,582)	973,057
Funds held for others	(79,662)	(19,061)
Due to affiliates	164,526	512,378
Accrued interest	858,406	287,639
Cash used in operating activities	(11,688,816)	(4,076,157)

Cash Flows from Investing activities:

Advances made in connection with management agreement	-	(99,582)
Advance repayment in connection with management agreement	-	222,304
Cash paid for PPE, net	(327,250)	(127,957)
Cash received in asset acquisitions	650,000	-
Cash provided by (used in) investing activities	322,750	(5,235)

Cash Flows from Financing activities:

Principal payments on long term debt	(2,548,111)	(2,064,902)
Proceeds from long term debt	5,139,399	5,316,977
Proceeds from convertible debt	399,980	-
Proceeds from related party	8,639	-
Net proceeds from (payments to) factoring agreement	(1,087,413)	787,434
Sale of common stock for cash in connection with public offering	4,354,000	-
Sale of common stock for cash issued with warrants in connection with public offering	3,409,600	-
Cash provided by financing activities	9,676,094	4,039,509

Decrease in cash and restricted cash	(1,689,972)	(41,883)
Cash and restricted cash, beginning of period	2,704,799	385,665
Cash and restricted cash, end of period	$1,014,827	$343,782

Supplemental Information
Cash paid for interest	$389,437	$156,331
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Shares issued in asset acquisition	$24,400,000	$-
Assumption of net assets and liabilities for asset acquisitions	$8,787,748	$2,217,952
Equipment for notes payable	$-	$906,660
Conversion of accounts payable into common shares	$231,661	$-
Beneficial Conversion Feature on note payable due to modification	$7,362,925	$-
Preferred Series B dividends	$-	$104,157
Shares issued in connection with note payable	$297,831	$-
Conversion of Series A Preferred into common shares	$161	$-
Conversion of Series C Preferred into common shares	$1	$-
Return of shares related to employee settlement	$11	$-
Forgiveness of accrued management fee	$-	$17,840,615
Warrant exercise for common shares	$60	$-

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Quest Energy Inc, (QEI), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Wyoming County Coal LLC (WCC), Knott County Coal LLC (KCC), Empire Kentucky Land, Inc, Colonial Coal Company, Inc. (Empire) and Perry County Resources LLC (PCR). All significant intercompany accounts and transactions have been eliminated.

On February 12, 2019, ARC Acquisition Corporation (ARCAC) was formed as a wholly owned subsidiary of ARC. On February 12, 2019, ARCAC merged with Empire Kentucky Land, Inc which is the 100% owner of Colonial Coal Company, Inc. ARC Acquisition Corporation was subsequently renamed Empire Kentucky Land, Inc.

On September 25, 2019, Perry County Resources LLC (PCR) was formed as a wholly owned subsidiary of QEI.

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period. These financial statements should be read in conjunction with the Company’s 2018 audited consolidated financial statements and notes thereto which were filed on Form 10-K on April 3, 2019.

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

Restricted cash: As part of the Kentucky New Markets Development Program an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of September 30, 2019 and December 31, 2018 was $47,987 and $58,246, respectively. The total balance of restricted cash also includes amounts held under the management agreement in the amount of $0 and $82,828, respectively. See note 5 for terms of the management agreement.

The balance as of September 30, 2019 and December 31, 2018 was $297,987 and $411,692, respectively.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the nine months ended September 30, 2019 and September 30, 2018.

	September 30, 2019	September 30, 2018
Cash	$716,840	$57,739
Restricted Cash	297,987	286,043
Total cash and restricted cash presented in the consolidated statement of cash flows	$1,014,827	$343,782

Asset Acquisition:

On November 7, 2018, Wyoming County Coal LLC, acquired 5 permits, coal processing and loading facilities, surface ownership, mineral ownership, and coal refuse storage facilities from unrelated entities. Consideration for the acquired assets was the assumption of reclamation bonds totaling $234,240, 1,727,273 shares of common stock of the company, a seller note of $350,000 and a seller note of $250,000. On September 20, 2019 Wyoming County received a Notice of Breach of the asset purchase agreement between WCC and Synergy Coal, LLC due to consideration of $225,000 not being paid, failure to file for permit transfers and pay delinquent transfer fees of $10,500 and other contract breaches, including failure to transfer reclamation surety bonds. Subsequent to the balance sheet date, WCC has paid the delinquent transfer fees and has filed for permit transfer. As of the balance sheet date, the West Virginia permit transfers have not yet been approved, the seller has not been paid cash amounts due, and WCC has not substituted its reclamation surety bonds for the seller’s bond collateral. (Note 8)

On February 12, 2019, through a share exchange, ARC merged with Empire Kentucky Land, Inc, its wholly-owned subsidiary Colonial Coal Company, Inc and purchased assets consisting of surface and mineral ownership and other related agreements of Empire Coal Holdings, LLC in exchange for a cash payment of $500,000 which was carried as a seller note until paid on February 21, 2019, a seller note of $2,000,000 payable in the form of a royalty from production off of the property and 2,000,000 common shares of ARC’s stock valued at $24,400,000. The note is currently in default as a result of non-payment at the earlier of i) completion of the securities offering and ii) August 20, 2019 (Maturity date). The default interest rate is 5%. American Resources Corporation has received a Breach of Promissory Notes from Empire Kentucky Land, Inc. The amount being sought is $2,000,000 as well as additional fees and charges. The acquired assets have an anticipated life of 25 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 25 years. Amortization expense for this asset for the 3 months ended September 30, 2019 and 2018 amounted to $145,733 and $0, respectively. Amortization expense for this asset for the 9 months ended September 30, 2019 and 2018 amounted to $677,333 and $0, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value.

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

On August 16, 2019, ERC acquired certain assets known as the Gold Star Acquisition in exchange for assuming certain liabilities of LC Energy, LLC and the payment of $400,000. The fair values of the asset retirement obligation liabilities assumed were determined to be $1,300,000. The liabilities assumed do not require fair value readjustments.

The assets acquired do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed and cash, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. Because the transaction closed near the end of the reporting quarter the values assigned are provisional as of September 30, 2019 while the company continues to gather information. The assets acquired and liabilities assumed of LC Energy Operations, LLC were as follows at the purchase date:

Assets
Cash	$400,000
Restricted Cash	250,000
Surface Equipment	10,574
Processing and Loading Facility	639,426
Liabilities
Reclamation liability	$1,300,000

On September 23, 2019, American Resources Corporation, (“Buyer”) entered into a binding agreement with Bear Branch Coal LLC, a Kentucky limited liability company, Perry County Coal LLC, a Kentucky limited liability company, Ray Coal LLC, a Kentucky limited liability company, and Whitaker Coal LLC, a Kentucky limited liability company (each a “Seller” and collectively, “Sellers”). The agreement was entered into as part of the bankruptcy proceedings of Cambrian Holding Company LLC, (“Cambrian), and is subject to approval by the United States Bankruptcy Court for the Eastern District of Kentucky (the “Bankruptcy Court”) in the chapter 11 bankruptcy cases of the Sellers, Case No. 19-51200(GRS), by entry of an order in form and substance acceptable to Sellers and Buyer (the “Sale Order). Under the agreement of the Sale Order, each Seller will sell, transfer, assign, convey and deliver to American Resources Corporation, effective as of the Closing, all assets, rights, titles, permits, leases, contracts and interests of such Seller free and clear of all liens, claims, interests and encumbrances, to the fullest extent permitted by the Bankruptcy Court. In consideration for the purchased assets, the Buyer will assume certain liabilities. Additionally, the Buyer will assume all liabilities relating to the transferred permits and the associated reclamation and post-mining liabilities of the purchased assets. On September 26,2019, the Company received notice that a certain lease assumption as part of the PCR acquisition was being disputed by the lessor.

On September 27, 2019, PCR closed and acquired certain assets in exchange for assuming certain liabilities of Perry County Coal, LLC and a cash payment of $1. The preliminary fair values of the asset retirement obligation liabilities assumed were determined to be $4,987,748. The liabilities assumed do not require fair value readjustments.

The assets acquired do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed and a cash payment of $1, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. Because the transaction closed near the end of the reporting quarter the values assigned are provisional as of September 30, 2019 while the company continues to gather information therefore the company’s conclusion is tentative while the transaction is being evaluated under ASC 805-10-20. The assets acquired and liabilities assumed of Perry County Coal, LLC were as follows at the purchase date:

Assets
Coal Inventory	$651,698
Mine Development	518,199
Coal Refuse	177,444
Land	840,976
Underground Equipment	863,053
Surface Equipment	4,688
Processing and Loading Facility	1,444,596
Liabilities
Reclamation liability	$2,950,761
Accrued liabilities	2,036,987

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

Obligations are reflected at the present value of their future cash flows. We reflect accretion of the obligations for the period from the date they incurred through the date they are extinguished. The asset retirement obligation assets are amortized using the units-of-production method over estimated recoverable (proved and probable) deposits. We are using a discount rate of 10%. Federal and State laws require that mines be reclaimed in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the periods ending September 30, 2019 and 2018, $- and $- were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2018	$18,538,806
Accretion – nine months September 30, 2019	962,699
Reclamation work – nine months September 30, 2019	-
Asset disposition	-
Gold Star Acquisition	1,300,000
Perry County Acquisition	2,950,761
Balance at September 30, 2019	$23,752,266

Customer Concentration and Disaggregation of Revenue:  For the three months ended September 30, 2019 and 2018, 93% and 71% of revenue came from two customers, respectively.  For the nine months ended September 30, 2019 and 2018, 82% and 85% of revenue came from two and three customers, respectively.

As of September 30, 2019, and December 31, 2018, 99% and 99% of outstanding accounts receivable came from one and two customers, respectively.

For the three months ended September 30, 2019 and 2018, 93% and 44% of revenue was generated from sales to the steel and industrial industry.  For the nine months ended September 30, 2019 and 2018, 57% and 62% of generated from sales to the steel and industrial industry, respectively. For the three months ended September 30, 2019 and 2018, 7% and 56% of revenue was generated from sales to the utility generation industry.  For the nine months ended September 30, 2019 and 2018, 43% and 38% of generated from sales to the utility generation industry, respectively.

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

Allowance for trade receivables as of September 30, 2019 and December 31, 2018 amounted to $-, for both periods. Allowance for other accounts receivables as of September 30, 2019 and December 31, 2018 amounted to $- and $-, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of September 30, 2019 and December 31, 2018.

Reclassifications: Reclassifications of prior periods have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2019 and December 31, 2018, property and equipment were comprised of the following:

	September 30, 2019	December 31, 2018
Processing and rail facility	$14,496,487	$11,630,171
Underground equipment	10,155,915	8,717,229
Surface equipment	3,224,896	3,101,518
Acquired mining rights	28,831,440	2,913,241
Coal refuse storage	12,171,271	11,993,827
Land	3,248,169	907,193
Less: Accumulated depreciation	(11,320,116)	(6,691,259)

Total Property and Equipment, Net	$60,808,062	$32,571,920

Depreciation expense amounted to $1,414,942 and $700,595 for the three month periods September 30, 2019 and September 30, 2018, respectively. Depreciation expense amounted to $3,036,747 and $1,931,374 for the nine month periods September 30, 2019 and September 30, 2018, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mining Rights	5-25 years
Coal Refuse Storage	25 years

NOTE 3 - NOTES PAYABLE

During the nine-month period ended September 30, 2019, principal payments on long term debt totaled $2,548,111. During the nine-month period ended September 30, 2019, increases to long term debt totaled $8,039,379, primarily from cash received in the form of $3,500,000 from the ARC development loan, $2,500,000 from seller financing for the acquisition of Empire and $500,000 from an inventory line of credit.

The ARC development loan carries annual interest at 5%, is due on April 1, 2020 and is secured by all company assets.

The Empire acquisition loan totaling $2,500,000 is due with $500,000 upfront and $2,000,000 due through a $1 per ton royalty off the coal sold from the acquired property and is secured by the underlying property. This note is currently in default and the company received a breach of contract notice in September 2019.

The inventory line of credit was dated May 30, 2019, is due July 30, 2019 and carries a $50,000 interest payment upon maturity. The company also issued 25,000 shares as consideration for the inventory line of credit. This note is currently in default. This note is also convertible into common shares. It was determined that no beneficial conversion feature was present as of September 30, 2019. The inventory line of credit is secured by the underlying inventory.

On July 25, 2019, the Company drew an additional $400,000 on the ARC Business Loan. The advance is to be repaid in weekly $100,000 payments commencing on August 9, 2019 with the full balance being due September 30, 2019. The amount is outstanding as is now due on 30 days demand. The advance carries a 12% interest rate. The ARC Business Loan is secured by a substantially all of the corporate assets.

On August 9, 2019, the Company entered into a $500,000 promissory note with a non-related entity. The note bears interest at 11% and is due by September 15, 2019. On August 6, 2019, $250,000 was drawn on the promissory note. On August 9, 2019, $250,000 was drawn on the promissory note. On August 16, 2019, an additional $300,000 was drawn on the promissory note. The note included 300,000 common shares resulting in a relative fair value calculation discount of $210,581 which is amortized over the term of the note. This note is currently in default. The note is secured by specific equipment

On September 27, 2019, the Company entered into a promissory note with a non-related entity for an amount up to $1,850,000 in conjunction with the PCR asset acquisition but separate from the assumed liabilities. $250,000 was drawn on this note as of September 30, 2019. The note bears interest at 4% and is due in full on September 27, 2020. The note was subsequently amended on October 18, 2019 the increase the full amount of the borrowing to $2,010,547. The note is unsecured. The initial draw was to be used for closing costs and the remaining tranches are to be used for payroll and payroll related expenses. The note carries restrictive covenants outlined in the note agreement.

On September 8, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $600,000. The note carries 0% interest and is due April 1, 2019. The agreement provided for $80,000 paid upon execution, $30,000 monthly payments until the balance is paid in full. The note is secured by the equipment purchased. This note is currently in default. In the event that any monthly payment is more than ten days past due, the lender shall have the right to declare the borrower in default of the note and may declare the remaining future payments due and owing under the note agreement immediately due and owing and may immediately proceed to collect the same and or take possession of the equipment.

On July 31, 2015, the Company entered into an equipment lease payable with an unrelated company in 48 equal payments of $3,304 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The equipment is being utilized as part of the management agreement referred to in Note 5. Therefore, the title of the assets are not held with ERC and there is a corresponding receivable due for the payment of this note. This note is currently in default.

On September 25, 2017, the Company entered into an equipment purchase Agreement, which carries 0% interest with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $350,000. The agreement provided for $20,000 monthly payments until the balance is paid in full. The note matured on September 25, 2019, and is now in default. The note is secured by the equipment purchased with the note.

Sales Financing Arrangement ARC

During May 2018, the company entered into a financing arrangement with two unrelated parties. The notes totaled $2,859,500, carried an original issue discount of $752,535, interest rate of 33% and have a maturity date of January 2019 and are secured by future receivables as well as personal guarantees of two officers of the company. This note is currently in default. Upon default the agreement calls for all future sales to be applied first to the outstanding loan.

Seller Note – Wyoming County

In conjunction with the asset acquisition, the Company issued a $600,000 promissory note payable to an unrelated company. See note 1. $350,000 is due on demand and the remaining $250,000 will be paid with monthly payments based on $1 per ton of coal to originate from the assets acquired, commencing November 1, 2019. $150,000 was paid in January 2019. The note was due on May 7, 2019, is unsecured and carries interest at 0%. This note is currently in default. Upon the occurrence of any Event of Default, the holder hereof may, at its option, (a) declare the entire unpaid principal of this Note immediately due and payable without notice, demand or presentment, all of which are hereby waived, and upon such declaration, the same shall become and shall be immediately due and payable, (b) foreclose the security interests created by the Loan Documents, (c) offset against this Note any sum or sums owed by the holder hereof to Maker, and (d) take any and all other actions available to Payee under this Note, at law, in equity or otherwise.

During the nine-month period ended September 30, 2018, principal payments on long term debt totaled $2,064,902. During the nine-month period ended September 30, 2018, increases to long term debt totaled $5,316,977.

During the nine-month period ended September 30, 2019, proceeds from the factoring agreement totaled $16,710,922 and repayments totaled $17,798,335.

During the nine-month period ended September 30, 2018, proceeds from the factoring agreement totaled $23,100,358 and repayments totaled $22,312,924.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company leases property from a related entity named Land Resources & Royalties (LRR). Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed in the consolidated financial statements. For the three-month and nine-month period ending September 30, 2019, royalty expense incurred with LRR amounted to $112,107 and $231,685 respectively. Additionally, amounts advanced from LRR amounted to $31,507 and amounts repaid to LRR amounted to $100,000. As of September 30, 2019, total amounts owed LRR amounted to $639,180.

The Company has a coal sales commission agreement with a coal brokerage firm partially owned by a director of the company. Total amounts owed to the coal brokerage firm as of September 30, 2019 were $110,858, of which $29,677 were incurred during 2019.

The Company has in the past borrowed funds from affiliates including officers. These amounts are unsecured, due on demand and non-interest bearing. Amounts outstanding as of September 30, 2019 and December 31, 2018 totaled $132,639 and $124,000, respectively. The company repaid related party loans to an officer in the amount of $9,861.

NOTE 5 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. Under the management agreement, net funds advanced for the nine-month period ended September 30, 2019 and 2018 are $92,085 and $99,582, respectively and the amounts repaid totaled $92,085 and $127,957, respectively. During the nine-month period ended September 30, 2019 and 2018, fees paid under the agreement amounted $340,915 and $313,114, respectively which has been recorded in other income. The mining and management agreement was terminated on September 20, 2019.

NOTE 6 – EQUITY TRANSACTIONS

There were no Series A Preferred transactions for the three and nine month period ending September 30, 2018. There were 300,000 shares issued for services for the three and nine month periods ending September 30, 2018.

Employee stock compensation expense for the three-month period ending September 30, 2019 and 2018 amounted to $245,356 and $201,250 respectively.

Employee stock compensation expense for the nine-month period ending September 30, 2019 and 2018 amounted to $240,443 and $201,250 respectively.

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

On July 1, 2019, the Company issued 200,000 common stock options under the Incentive Stock Option Agreement. The options vest equally over an 8 year term and have an exercise price of $3.52 per share. Utilizing a Black-Scholes Option Pricing model, the value of these options at issuance was determined to be $540,000, which is being amortized over the vesting term.

On August 16, 2019, the Company issued 300,000 shares of Class A Common Stock in conjunction with a $800,000 loan from an unrelated party. Based on a relative fair value calculation, the stock issuance created a debt discount totaling $210,581 which was fully amortized during the three month period ending September 30, 2019.

On August 27, 2019, the Company issued 3,600,000 shares of Class A Common Stock at a price of $1.04 per share. In conjunction with the common stock issuance, the Company issued warrants to purchase up to 3,600,000 shares of common stock at $.01 for each warrant in conjunction with its effective S-3/A Registration Statement. Net proceeds to the Company amounted to $3,409,600. The warrants to purchase common stock carry an exercise price of $1.20 and a 5-year term. Offering costs totaled $370,400, which has been recorded as a reduction of equity.

On September 30, 2019, the Company issued warrants to purchase up to 445,400 shares of common stock at $.01 for each warrant in conjunction with its effective S-3/A Registration Statement. Net proceeds to the Company amounted to $4,098. The warrants to purchase common stock carry an exercise price of $1.20 and a 5-year term. Offering costs totaled $356, which has been recorded as a reduction of equity.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the warrant and option fair value:

Warrant and Option Fair Value Inputs

September 30, 2019
Expected Dividend Yield	0%
Expected volatility	87.97-97.29%
Risk-free rate	1.4–1.62%
Expected life of warrants	.43 – 7.75 years

The following is a summary of the Company’s stock warrant activity for the nine months September 30, 2019:

Company Warrants:

WARRANTS
December 31, 2018 to September 30, 2019
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding - December 31, 2018	5,545,227	$2.745	1.704	$42,063,228
Exercisable - December 31, 2018	5,545,227	$2.745	1.704	$42,063,228
Granted	7,450,900	$2.516	-	$-
Forfeited or Expired	1,697,223	$7.638	-	$-
Exercised	600,000	$0.010	-	$-
Outstanding - September 30, 2019	10,698,904	$1.831	2.855	$1,633,863
Exercisable - September 30, 2019	10,698,904	$1.831	2.855	$1,633,863

The following is a summary of the Company’s stock option activity for the nine months September 30, 2019:

Company Options:

OPTIONS
December 31, 2018 to September 30, 2019
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding - December 31, 2018	681,830	$1.413	6.447	$405,000
Exercisable - December 31, 2018	70,000	$4.214	4.247	$405,000
Granted	375,000	$3.105	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - September 30, 2019	1,056,830	$1.960	6.250	$-
Exercisable - September 30, 2019	273,943	$1.821	5.324	$-

Total preferred dividend requirement for the nine-month period ending September 30, 2019 and 2018 amounted to $- and $104,157, respectively.

NOTE 7 - CORRECTION OF PRIOR YEAR INFORMATION

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2018, the Company identified an error in the formula used to calculate the initial asset retirement obligation of Deane, McCoy and KCC. The formulaic error initially resulted in the overstated long-term assets and long-term liabilities for the year ended December 31, 2015, 2016 and 2017. During the year ended December 31, 2016 and 2017, accretion and depreciation expenses were overstated causing an understatement of retained earnings.

This resulted in an adjustment to the previously reported amounts in the financial statements of the Company for the three-month period ended September 30, 2018. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting periods affected.

However, if the adjustments to correct the cumulative effect of the above error had been recorded in the three months ended June 30, 2018, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results of the Company as of September 30, 2018. Reclassifications of prior periods have been made to conform with current year presentation

The following table presents the impact of the correction in the financial statements as of September 30, 2018:

Balance Sheet	As of September 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Assets
Total Current Assets	$3,536,324	$-	$3,536,324

Cash - restricted	286,043	-	286,043
Processing and Rail Facility	2,802,855	(279,647)	2,523,208
Underground Equipment	9,346,692	(1,633,897)	7,712,795
Surface Equipment	4,532,724	(1,126,208)	3,406,516
Acquired Mining Rights	2,036,567	641,518	2,678,085
Less Accumulated Depreciation	(6,600,108)	917,834	(5,682,275)
Land	-	-	-
Accounts Receivable - Other	-	-	-
Note Receivable	4,117,139	-	4,117,139

Total Assets	$20,058,236	$(1,480,400)	$18,577,836

Liabilities and Shareholders' deficit

Total Current Liabilities	$25,143,382	$-	$25,143,382

Long-term portion of note payables	5,072,493	-	5,072,493
Reclamation liability	20,289,527	(4,574,949)	15,714,578

Total Liabilities	50,505,402	(4,574,949)	45,930,453

Class A Common stock	118	-	118
Series A Preferred stock	482	-	482
Series B Preferred stock	850	-	850
APIC	19,816,567	-	19,816,567
Accumulated Deficit	(50,265,183)	3,094,549	(47,170,635)
Total American Resources Corporation Shareholders’ Deficit	(30,447,166)	3,094,549	(27,352,617)
Non Controlling Interest	-	-	-
Total Liabilities and Shareholders’ Deficit	$20,058,236	$(1,480,400)	$18,577,836

Income Statement	For the Nine Months Ended September 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Revenue
Total Revenue	$23,386,684	$-	$23,386,684

Cost of Coal Sales and Processing	(18,214,195)	-	(18,214,195)
Accretion Expense	(1,435,295)	318,545	(1,116,751)
Depreciation	(1,779,539)	(151,835)	(1,931,374)
Amortization of mining rights	(181,385)	-	(181,385)
General and Administrative	(3,892,596)	-	(3,892,596)
Professional Fees	(1,106,864)	-	(1,106,864)
Production Taxes and Royalties	(2,217,156)	-	(2,217,156)
Development Costs	(3,429,512)	-	(3,429,512)

Net Loss from Operations	$(8,869,858)	$166,710	$(8,703,149)

Other Income, net	879,705	-	879,705

Net Loss	$(7,990,153)	$166,710	$(7,823,444)

Less: Preferred dividend requirement	(104,157)	-	(104,157)
Less: Net income attributable to Non Controlling Interest	(151,278)	-	(151,278)

Net loss attributable to American Resources Corporation Shareholders	$(8,245,588)	$166,710	$(8,078,879)

Income Statement	3 Months Ended September 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Revenue
Total Revenue	$9,038,268	$-	$9,038,268

Cost of Coal Sales and Processing	(7,116,009)	-	(7,116,009)
Accretion Expense	(539,771)	106,182	(433,589)
Depreciation	(735,190)	34,595	(700,595)
Amortization of mining rights	(181,385)	-	(181,385)
General and Administrative	(2,320,287)	-	(2,320,287)
Professional Fees	(707,735)	-	(707,735)
Production Taxes and Royalties	(759,269)	-	(759,269)
Development Costs	(945,341)	-	(945,341)

Net Loss from Operations	$(4,266,719)	$140,777	$(4,125,942)

Other Income (loss)	570,287	-	570,287

Net Loss	$(3,696,432)	$140,777	$(3,555,655)

Less: Preferred dividend requirement	(17,000)	-	(17,000)
Less: Net income attributable to Non Controlling Interest	-	-	-

Net loss attributable to American Resources Corporation Shareholders	$(3,713,432)	$140,777	$(3,572,655)

Statement of Cash Flow	For the Nine Months Ended September 30, 2018
	As Previously
	Reported	Adjustment	As Restated

Cash Flows from Operating activities:
Net loss	$(7,990,153)	$166,710	$(7,823,443)
Adjustments to reconcile net loss to net cash
Depreciation	1,779,539	151,835	1,931,374
Amortization of mining rights	181,385		181,385
Gain on cancellation of debt	(315,000)	-	(315,000)
Accretion expense	1,435,295	(318,545)	1,116,751
Amortization of debt discount and issuance costs	420,134	-	420,134
Recovery of advances receivable	(92,573)	-	(92,573)
Gain on disposition	(807,591)	-	(807,591)
Stock option expense	13,410	-	13,410
Warrant expense	234,067	-	234,067
Share compensation expense	201,250	-	201,250

Change in current assets and liabilities	864,080	-	864,080

Cash used in operating activities	$(4,076,157)	-	(4,076,157)

Cash used in investing activities	(5,235)	-	(5,235)

Cash provided by financing activities	4,039,509	-	4,039,509

Decreased in cash and restricted cash	(41,883)	-	(41,883)

Cash and restricted cash, beginning of year	385,665	-	385,665

Cash and restricted cash, end of year	$343,782	$-	$343,782

NOTE 8 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $783,340, the Company has accrued $2,155,970 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration totaling $654,928 of which the Company has accrued $580,628 as a payable.

On November 7, 2018, Wyoming County Coal LLC, acquired 5 permits, coal processing and loading facilities, surface ownership, mineral ownership, and coal refuse storage facilities from unrelated entities. Consideration for the acquired assets was the assumption of reclamation bonds totaling $234,240, 1,727,273 shares of common stock of the company, a seller note of $350,000 and a seller note of $250,000. On September 20, 2019 Wyoming County received a Notice of Breach of the asset purchase agreement between WCC and Synergy Coal, LLC due to consideration of $225,000 not being paid, failure to file for permit transfers and pay delinquent transfer fees of $10,500 and other contract breaches, including failure to transfer reclamation surety bonds. Subsequent to the balance sheet date, WCC has paid the delinquent transfer fees and has filed for permit transfer. As of the balance sheet date, the West Virginia permit transfers have not yet been approved, the seller has not been paid cash amounts due, and WCC has not substituted its reclamation surety bonds for the seller’s bond collateral.

The Empire acquisition loan in conjunction with the Empire Kentucky Land merger totaling $2,500,000 is due with $500,000 upfront and $2,000,000 due through a $1 per ton royalty off the coal sold from the acquired property and is secured by the underlying property. This note is currently in default and the company received a breach of contract notice in September 2019.

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

On September 26,2019, the Company received notice that a certain lease assumption as part of the PCR acquisition was being disputed by the lessor (see note 1).

The company leases various office space some from an entity which was consolidated as a variable interest entity until June 30, 2018 (see note 4). The rental lease for the Company’s principal office space expired in December 31, 2018 and is continuing on a month-to-month basis. The future annual rent is $6,000 through 2021. Rent expense for nine-month period ending September 30, 2019 and 2018 amounted to $24,000 and $24,000 each period, respectively.

NOTE 9 - SUBSEQUENT EVENTS

During October, 2019, the Company amended the noted related to the PCR asset acquisition to increase the available funds to draw from $1,850,000 to $2,010,547. Additional funds totaling $1,760,547 were drawn from the note related to the PCR asset acquisition. These funds were used to fund payroll related costs. The due date of the note was amended from September 27, 2020 to April 17, 2020.

During October, 2019, the Company issued 70,238 common shares to an unrelated party in accordance with the make whole provision under an investor relations agreement.

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

Quest Energy currently has five coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining LLC (Deane Mining) and Quest Processing LLC (Quest Processing) located in eastern Kentucky within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprised of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers, specialty products and thermal coal used for electricity generation.

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

The PointRock Mine is a surface mine in a variety of coal seams, primarily in the Pond Creek, the Lower Alma, the Upper Alma, and Cedar Grove coal seams and located near Phelps, Kentucky. Coal has been produced from the PointRock Mine in the past under different operators. Quest Energy acquired the PointRock Mine in April 2018 and is currently performing reclamation work in advance of re-starting production, which is expected in 2020. PointRock is anticipated to be mined via contour, auger, and highwall mining techniques. The coal will be stockpiled on-site and trucked approximately 23 miles to McCoy Elkhorn’s preparation facilities. The PointRock Mine is anticipated to be operated as a modified contractor mine, whereby McCoy Elkhorn provides certain mining infrastructure and equipment for the operations and pays a contractor a fixed per-ton fee for managing the workforce, procuring other equipment and supplies, and maintaining the equipment and infrastructure in proper working order. The PointRock Mine has the estimated capacity to produce up to approximately 15,000 tons per month of coal and has not yet started coal production under McCoy Elkhorn’s ownership.

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

Perry County Resources LLC

General:

Located primarily within Perry County, Kentucky, Perry County Resources LLC is comprised of one active underground mine (the E4-2 mine) and one active coal processing facility called the Davidson Branch Preparation Plant, along with two additional idled underground mining permits. The two idled mining permits are for underground mines and have been actively mined in the past and being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Perry County Resources (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry Guide 7.

Mines:

The E4-2 mine is an underground mine in the Elkhorn 4 (aka the Amburgy) coal seam located near the town of Hazard, Kentucky.  The E4-2 mine is mined via room-and-pillar mining methods using both continuous miners and continuous haulage systems, and the coal is belted directly from the mine to the raw coal stockpile at the Davidson Branch Preparation Plant less than a mile away.  The E4-2 mine is currently a “company-run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine.  The Company acquired the E4-2 mine as an active mine, and since acquisition in September 2019, the primary work at the E4-2 mine has been rehabilitation of existing infrastructure to increase the operational efficiencies of the mine, including replacing belt structure, repairing equipment, replacing underground mining infrastructure, and installing new mining infrastructure as the mine advances due to coal extraction.  The E4-2 mine has the estimated capacity to produce up to approximately 80,000 tons per month of coal.  In 2018, prior to our acquisition, the E4-2 mine produced approximately 732,119 tons and sold the coal at an average price of $68.56 per ton. In 2017 the E4-2 mine produced approximately 1,049,647 tons and sold the coal at an average price of $75.03 per ton. In 2018, 60.2%, 27.3%, and 12.5% of the coal sold from the E4-2 was sold as soft coking/PCI, thermal, and stoker coal, respectively. In 2017, 61.5%, 25.0%, and 13.5% of the coal sold from the E4-2 was sold as soft coking/PCI, thermal, and stoker coal, respectively.

Processing and Transportation:

The Davidson Branch Preparation Plant is a 1,300 ton-per-hour coal preparation facility located near Hazard, Kentucky. The associated “Bluegrass 4” rail loadout is a batch-weight rail loadout with 135 car storage capacity and services by CSX Transportation in their Hazard/Elkhorn rate district. The Davidson Branch Preparation Plant is owned by Perry County Resources. We are currently utilizing less than 10% of the available processing capacity of the Davidson Branch Preparation Plant.

Both the Davidson Branch Preparation Plant and the rail loadout are operational, and any work required on any of the plant or loadouts would be routine maintenance. The allocated cost of for the property at Perry County Resources paid by the Company is $1,444,596.

Additional Permits:

In addition to the above mine, preparation facility, and related permits, Perry County Resources holds four additional coal mining permits that are idled or in development. Any idled mines that are brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations.

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

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing LLC, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), the Raven Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned Quest MGMT LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of September 30, 2019.

ERC Mining Indiana Corporation (the Gold Star Mine)

General:

Located primarily within Greene and Sullivan Counties, Indiana, ERC Mining Indiana Corporation (“ERC”) is currently comprised of one idled underground mine (the Gold Star Mine), one idled coal preparation plant and rail loadout. ERC sold its coal in the past as thermal coal to utilities.

Mines:

The Gold Star Mine is an underground mine in the Indiana IV (aka the Survant) coal seam located near the town of Jasonville, Indiana.  Currently idled, the Gold Star Mine has been mined in the past via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the preparation plant less than a mile away.

Processing and Transportation:

The idled preparation plant is a 165 ton-per-hour coal preparation facility located near the underground mine portal. The rail loadout associated with the preparation plant is a rail loadout serviced by the Indiana Rail Road. The preparation plant has a coarse refuse and slurry impoundment.

Permits:

ERC holds one permit that covers the Gold Star Mine, processing plant, rail loadout, and related infrastructure.

Mineral and Surface Leases

Coal mining and processing involves the extraction of coal (mineral) and the use of surface property incidental to such extraction and processing. All of the mineral and surface related to the Company’s coal mining operations is leased from various mineral and surface owners (the “Leases”). The Company’s operating subsidiaries, collectively, are parties to approximately 200 various Leases and other agreements required for the Company’s coal mining and processing operations. The Leases are with a variety of Lessors, from individuals to professional land management firms such as Elk Horn Coal Company LLC and Alma Land Company. In some instances, the Company has leases with Land Resources & Royalties LLC (“LRR”), a professional leasing firm that is an entity wholly owned by Quest MGMT LLC an entity owned by members of Quest Energy Inc.’s management.

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

Competition

The coal industry is intensely competitive. The most important factors on which the Company competes are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors will include Ramaco Resources, Blackhawk Mining, Coronado Coal, Arch Coal, Contura Energy, Warrior Met Coal, Alliance Resource Partners, and Corsa Coal. Many of these coal producers may have greater financial resources and larger reserve bases than we do. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Colombia, Indonesia and South Africa.

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

The Company currently has approximately 147 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $1,847,279 and $18,183,681 for the three-months and nine-months ended September 30, 2019 and $9,038,268 and $23,386,684 operating revenue for the three-months and nine-months ended September 30, 2018.

For the three-months and nine-months ended September 30, 2019 we have incurred net loss attributable to American Resources Corporation shareholders in the amount of $7,344,532 and $30,870,759. For the three-months and nine-months ended September 30, 2018 we have incurred net loss attributable to American Resources Corporation shareholders in the amount of $3,470,448 and $8,078,879.

The primary driver for decrease revenue was the reorganization and further development of McCoy’s Mine #15 as well as lowering production to respond to market dynamics. The primary driver for increased net loss was lower coal production and mine re-organization.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, sale of common shares, cash from operations and loans.

For the three months ended September 30, 2019 and 2018, coal sales and processing expenses were $2,956,305 and $6,948,129 respectively, development costs, including loss on settlement of ARO were $1,425,024 and $1,281,101, respectively, and production taxes and royalties $948,148 and $759,269, respectively. Depreciation expense for the same periods ended September 30, 2019 and 2018 were $1,414,942 and $700,595 respectively.

For the nine months ended September 30, 2019 and 2018, coal sales and processing expenses were $15,254,961 and $18,214,195 respectively, development costs, including loss on settlement of ARO were $5,912,589 and $3,429,512, respectively, and production taxes and royalties $2,811,691 and $2,217,156, respectively. Depreciation expense for the same periods ended September 30, 2019 and 2018 were $3,036,747 and $1,931,374 respectively.

Liquidity and Capital Resources

As of September 30, 2019, our available cash was $1,014,827. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales.

For the nine months ending September 30, 2019 our net cash flow used in operating activities was $11,688,816 and for the nine months ending September 30, 2018 the net cash flow used in operating activities was $4,076,157.

For the nine months ending September 30, 2019 and 2018 our net cash flows provided by (used in) investing activities were $322,750 and ($5,235), respectively.

For the nine months ending September 30, 2019 and 2018 net cash proceeds from financing activities were $9,676,094 and $4,039,509, respectively.

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

As of September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of September 30, 2019, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2019 that have materially affected the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the 9-month period ending September 30, 2019, sales of unregistered equity securities totaled 45,200. Proceeds of these sales amounted to $201,000 which were primarily used for working capital and development costs.

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

AMERICAN RESOURCES CORPORATION

Date: November 15, 2019	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

