Form 10-K
period 2019-12-31
American Resources Corp
filed 2020-05-29
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-55456

AMERICAN RESOURCES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	46-3914127
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

12115 Visionary Way Fishers, Indiana	46038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 317-855-9926

Securities registered under Section 12(b) of the Exchange Act: Title of each class Name of each exchange on which registered

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common	AREC	NASDAQ Capital Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $30,625,083.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of May 29, 2020 was 26,030,512 shares.

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

Fiscal Year Ended December 31, 2019

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of American Resources Corporation for the year ended December 31, 2019 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated and include but are not limited to: general economic, financial and business conditions; the price of metallurgical coal and or thermal coal changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

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

Quest Energy currently has six coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining) and Wyoming County Coal LLC (Wyoming County), Quest Processing LLC (Quest Processing), Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers, specialty products and thermal coal used for electricity generation.

Historic Metallurgical Coal Prices		Historic CAPP Thermal Coal Prices
Year End	Hampton Road Index HCC - High	Year End	Big Sandy / Kanawha Rate District
2013	$110.30	2013	$64.09
2014	$100.35	2014	$56.00
2015	$80.25	2015	$45.55
2016	$223.00	2016	$50.65
2017	$210.00	2017	$60.90
2018	$205.34	2018	$68.12
2019	$135.00	2019	$60.30

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

Mines:

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. Mine #15 is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the stockpile to McCoy Elkhorn’s coal preparation facility. Mine #15 is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The coal from Mine #15 is stockpiled at the mine site and belted directly to the Company’s nearby coal preparation facilities. Production at Mine #15 re-commenced under Quest Energy’s ownership in September 2016. Mine #15 has the estimated capacity to produce up to approximately 40,000 tons per month of coal. The Company acquired Mine #15 as an idled mine, and since acquisition, the primary work completed at Mine #15 by the Company includes changing working sections within the underground mine, air ventilation enhancements primarily through brattice work and the use of overcasts and installing underground mining infrastructure as the mine advances due to coal extraction. In 2019, Mine #15 produced approximately 124,740 tons and sold the coal at an average price of $76.40 per ton. In 2018, Mine #15 produced approximately 199,408 tons and sold the coal at an average price of $84.21 per ton. During 2019 and 2018, 100% and 100%, respectively, of the coal extracted from Mine #15 was high-vol “B” metallurgical coal quality, of which 100% and 100%, respectively, was sold into the metallurgical market.

The Carnegie 1 Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie 1 Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie 1 Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie 1 Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Carnegie 1. Mine has the estimated capacity to produce up to approximately 10,000 tons per month of coal. The Company acquired the Carnegie 1 Mine as an idled mine, and since acquisition, the primary work completed at the Carnegie 1 Mine by the Company includes mine rehabilitation work in preparation for production, changing working sections within the underground mine, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. In 2019, the Carnegie 1 Mine produced approximately 4,276 tons and sold the coal at an average price of $76.40 per ton. In 2018, the Carnegie 1 Mine produced approximately 8,315 tons and sold the coal at an average price of $84.21. During 2019 and 2018, 100% and 100%, respectively, of the coal extracted from the Carnegie 1 Mine was high-vol “B” metallurgical coal quality, of which 100% and 100%, respectively was sold into the metallurgical market.

Quest Energy acquired the PointRock Mine in April 2018. On May 8, 2020, the PointRock Mine permits were released from the Company’s control upon the settlement agreement with Empire.

Beginning in January 2020 through the report date, Mine #15 and Carnegie 1 mines were idled due to the adverse market effects Covid-19 global pandemic.

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

Mines:

The Wayland Surface Mine is a surface waste-rock reprocessing mine in a variety of coal seams (primarily the Upper Elkhorn 1 coal seam) located near Wayland, Kentucky. The Wayland Surface Mine is mined via area mining through the reprocessing of previously processed coal, and the coal is trucked approximately 22 miles to the Mill Creek Preparation Plant at Deane Mining, where it is processed and sold. The Wayland Surface Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. During June 2018, production at the Wayland Surface Mine commenced under Quest Energy’s ownership. The associated permit was purchased during May 2018. Since acquisition, the primary work completed at the Wayland Surface Mine has been removing overburden to access the coal. The Wayland Surface Mine has the estimated capacity to produce up to approximately 15,000 tons per month of coal and started production in mid-2018 with nominal coal extracted and sold as thermal coal. In 2019, the Wayland Surface Mine produced approximately 45,505 tons and sold the coal at an average price of $61.45 per ton.  In 2018, the first year of the mine’s production, the Wayland Surface Mine produced approximately 49,407 tons and sold the coal at an average price of $58.90 per ton.

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

Mines:

Access Energy is a deep mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Company acquired Access Energy as an idled mine, and since acquisition, the primary work completed at Access Energy by the Company includes mine rehabilitation work in preparation for production, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. Access Energy has the estimated capacity to produce up to approximately 20,000 tons per month of coal. In 2019, Access Energy produced approximately 86,077.75 tons and sold the coal at an average price of $61.45 per ton. In 2018, Access Energy produced approximately 125,705 tons and sold the coal at an average price of $65.88 per ton. During 2019, 17% of the coal sold from Access Energy was sold as PCI coal and 83% was sold as thermal coal.  During 2018, 100% of the coal sold from Access Energy was sold as thermal coal, respectively.  During 2019, the permit related to the Access Energy mine was idled and is not expected to produce again under the Company’s control due to the continued focused on the metallurgical and industrial markets.

Razorblade Surface is a surface mine currently mining the Hazard 4 and Hazard 4 Rider coal seams and located in Deane, Kentucky. Razorblade Surface is mined via contour, auger, and highwall mining methods, and the coal is stockpiled on site where it trucked to the Mill Creek Preparation Plant approximately one mile away for processing. Razorblade Surface is run as both a contractor mine and as a “company run” mine for coal extraction and began extracting coal in spring of 2018. Coal produced from Razorblade Surface is trucked approximately one mile to the Mill Creek Preparation Plant. The Company acquired the Razorblade Surface mine as a new, undisturbed mine, and since acquisition, the primary work completed at Razorblade Surface has been some initial engineering work and removing overburden to access the coal. Razorblade Surface mine has the estimated capacity to produce up to approximately 8,000 tons per month of coal and started production in mid-2018 with nominal coal extracted and sold as thermal coal. In 2019, Razorblade Surface produced approximately 13,433.30 tons and sold the coal at an average price of $61.45 per ton. 100% of the coal sold from Razorblade Surface in 2019 was sold as thermal coal.  In 2018, the first year of the mine’s production, Razorblade Surface produced approximately 18,943 tons and sold the coal at an average price of $58.80 per ton. 100% of the coal sold from Razorblade Surface in 2018 was sold as thermal coal.  During 2019, the permit related to the Access Energy mine was idled and is not expected to produce again under the Company’s control due to the continued focused on the metallurgical and industrial markets.

The coal production from Deane Mining LLC is currently sold a utility located in southeast United States under a contract that expired December 2018 and extended until June 2019, along with coal sold in the spot market. Deane Mining is in discussions with various customers to sell additional production from Access Energy, Razorblade, and Wayland Surface mines, combined with other potential regional coal production, as pulverized coal injection (PCI) to steel mills, industrial coal, and thermal coal to other utilities for electricity generation.  Upon expiration of the term business the Deane Mining complex was idled.

Beginning in July 2019 and through the report date, the Access Energy and Razorblade Surface mines were idled due to the company’s continued focus on monetizing metallurgical and industrial coal assets.

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

Permits:

Wyoming County Coal holds two coal mining permits that are in the initial planning phase and three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. Any mine that is brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations. As of the report date, the permits have not been fully transferred as they await final regulatory approval. On September 20, 2019 Wyoming County received a Notice of Breach of the asset purchase agreement between WCC and Synergy Coal, LLC due to consideration of $225,000 not being paid, failure to file for permit transfers and pay delinquent transfer fees of $10,500 and other contract breaches, including failure to transfer reclamation surety bonds. Subsequent to the balance sheet date, WCC has paid the delinquent transfer fees and has filed for permit transfer. As a result of these steps, the seller notified us on May 17, 2020 that all breaches were cured. As of the balance sheet date and report date, the West Virginia permit transfers have not yet been approved, the seller has not been paid cash amounts due, and WCC has not substituted its reclamation surety bonds for the seller’s bond collateral. The transfer of any new permits to the Company is subject to regulatory approval. This approval is subject to the review of both unabated or uncorrected violations that are listed on the Applicator Violator List. The Company, to include several of its subsidiaries, does have unabated and/or uncorrected violations that are listed on the Applicator Violator List. Should the state regulators believe that the Company is not in the process of abating or correcting the currently outstanding issues associated with their currently held permits they may choose not to issue the Company any new permits until such issues are properly rectified.

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

In 2019, during the period of ownership by the Company, the E4-2 mine produced approximately 45,282.78 and sold the coal at an average price of $81.37. During the period of ownership by the Company, 97% of the coal sold was sold as PCI with the remaining 3% being sold as industrial stoker.

Beginning in January 2020 through the report date, The E4-2 mine was idled due to the adverse market effects Covid-19 global pandemic.

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

Both the Davidson Branch Preparation Plant and the rail loadout are operational, and any work required on any of the plant or loadouts would be routine maintenance. The allocated cost of for the property at Perry County Resources paid by the Company is $1,954,317.

Additional Permits:

In addition to the above mine, preparation facility, and related permits, Perry County Resources holds four additional coal mining permits that are idled or in development. Any idled mines that are brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations. Three of the idled permits were sold to an unrelated entity on March 4, 2020 for $700,000 cash and $300,000 of value for equipment. As of the report date, the permits have not been fully transferred as they await final regulatory approval.

The transfer of any new permits to the Company is subject to regulatory approval. This approval is subject to the review of both unabated or uncorrected violations that are listed on the Applicator Violator List. The Company, to include several of its subsidiaries, does have unabated and/or uncorrected violations that are listed on the Applicator Violator List. Should the state regulators believe that the Company is not in the process of abating or correcting the currently outstanding issues associated with their currently held permits they may choose not to issue the Company any new permits until such issues are properly rectified.

Empire Kentucky Land, Inc

General:

Empire Kentucky Land, Inc., and its wholly-owned subsidiary, Colonial Coal Company, Inc., own approximately 3,000 acres of mineral and another approximately 3,000 acres of surface real estate, primarily located near Phelps, Pike County, Kentucky. There are currently no coal mining or coal processing permits owned by Empire. The coal owned at Empire (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry Guide 7. American Resources Corporation has received a Breach of Promissory Notes from Empire Kentucky Land, Inc. The amount being sought is $2,000,000 as well as additional fees and charges. The acquired assets have an anticipated life of 25 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 25 years. Amortization expense for this asset for the year ended December 31, 2019 and 2018 amounted to $931,333 and $0, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value. On May 2020, the Company reached a Settlement, Recission and Mutual Release Agreement with the sellers where the Company sold back the property for the forgiveness of $2,000,000 seller note and the return of 2,000,000 shares of Company common stock.

Mines:

There are no permitted coal mines at Empire.

Processing and Transportation:

There is no permitted coal processing or loading infrastructure at Empire.

Permits:

Empire holds no permits and is not expected to hold any permits in the future.

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned ERC Mining LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of December 31, 2019 and 2018, respectively. ERC Mining LLC is considered a variable interest entity and is consolidated into Quest Energy’s financial statements.

ERC Mining Indiana Corporation (the Gold Star Mine)

General:

Located primarily within Greene and Sullivan Counties, Indiana, ERC Mining Indiana Corporation (“ERC”) is currently comprised of one idled underground mine (the Gold Star Mine), one idled coal preparation plant and rail loadout. ERC sold its coal in the past as thermal coal to utilities.  The Company does not plan to mine the property and purchased it for monetization of infrastructure assets and to reclaim the property.

Mines:

The Gold Star Mine is an underground mine in the Indiana IV (aka the Survant) coal seam located near the town of Jasonville, Indiana.  Currently idled, the Gold Star Mine has been mined in the past via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the preparation plant less than a mile away.

Processing and Transportation:

The idled preparation plant is a 165 ton-per-hour coal preparation facility located near the underground mine portal. The rail loadout associated with the preparation plant is a rail loadout serviced by the Indiana Rail Road. The preparation plant has a coarse refuse and slurry impoundment.  The allocated cost of for the property at Gold Star paid by the Company is $77,831.

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

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. Coal sales currently come from the Company’s McCoy Elkhorn’s Mine #15 and Carnegie 1 mines, Knott County Coal’s Wayland Surface mine, and Deane Mining’s Access Energy and Razorblade Surface mines and Perry’s E4-2 mine. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

Coal sales at the Company is primarily outsource to third party intermediaries who act on the Company’s behalf to source potential coal sales and contracts. The third-party intermediaries have no ability to bind the Company to any contracts, and all coal sales are approved by management of the Company.

Due to the Covid-19 global pandemic, traditional sales channels have been disrupted.  As a supplier of the raw materials into the steel and industrial industries, our customers are sensitive to global fluctuations in steel demand.

Competition

The coal industry is intensely competitive. The most important factors on which the Company competes are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors will include Corsa Coal Corporation, Ramaco Resources, Blackhawk Mining, Coronado Coal, Arch Coal, Contura Energy, and Warrior Met Coal. Many of these coal producers may have greater financial resources and larger coal deposit bases than we do. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as China, Australia, Colombia, Indonesia and South Africa.

Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations.

Please see financial statement note 9 for detail on cases.

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

Although our current bonding capacity approved by our sureties, Lexon Insurance Company and Continental Heritage, is substantial and enough to cover our current and anticipated future bonding needs, this amount may increase or decrease over time. As of December 31, 2019, and 2018, we had outstanding surety bonds at all of our mining operations totaling approximately $34.93 million and $26.66 million, respectively. While we anticipate reducing the outstanding surety bonds through continued reclamation of many of our permits, that number may increase should we acquire additional mining permits, acquire additional mining operations, expand our mining operations that result in additional reclamation bonds, or if any of our sites encounters additional environmental liability that may require additional reclamation bonding. While we intend to maintain a credit profile that eliminates the need to post collateral for our surety bonds, our surety has the right to demand additional collateral at its discretion.

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

Property

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expired in December 2018 and is continuing on a month-to-month basis through January 2020. On February 14, the Company moved its principal offices to 12115 Visionary Way Fishers, IN 46038. A lease through December 2026 was executed. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy Elkhorn’s Mine #15, McCoy Elkhorn’s Carnegie 1 Mine, Perry’s E4-1 mine and Deane Mining’s Access Energy mine are primarily run by company employees, and Deane Mining’s Razorblade Surface mine is primarily run by contract labor, and the Company’s various coal preparation facilities are run by company employees.

The Company currently has approximately 15 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with five members of the Company’s executive team based at this location.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices are located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expired in December 2018 and is continuing on a month-to-month basis through January 2020.  On February 14, 2020, the Company moved its principal offices to 12115 Visionary Way Fishers, IN 46038. A lease through December 2026 was executed. We also rent office space, from an affiliated entity, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021. The future annual rent is $6,000 through 2021. Rent expense for 2019 and 2018 amounted to $36,000 and $36,000 each year, respectively.

Item 3. Legal Proceedings.

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations.

Please see financial statement note 9 for detail on cases.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A Common Stock (also referred to as common stock or shares) is presently traded on the NASDAQ Capital Market under the ticker symbol AREC. Our common stock has been thinly traded since our Company’s inception. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future. The following table sets forth information as reported by the OTC Markets Group through February 14, 2019 and the Nasdaq Capital Markets for the period beginning February 15, 2019 for the high and low bid and ask prices for each of the eight quarters ending December 31, 2019 for our common stock. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2018
March 31	$4.50	$0.05
June 30	2.25	1.00
September 30	7.05	1.00
December 31	13.49	5.85
Quarters ending in 2019
March 31	$12.20	$2.10
June 30	4.24	2.10
September 30	3.57	0.59
December 31	$0.762	$0.52

(b) Holders

As of May 26, 2020, the Company had 163 Class A Common Stock shareholders of record holding 27,710,512 shares of our Class A Common Stock issued and outstanding. This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 1,954,450 Class A Common Stock. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Limited liquidity public market for common stock

Effective, February 15, 2019, The Company’s Common Stock began trading on the NASDAQ Capital Market.  The Company received a failure to comply with Nasdaq minimum bid pricing letter on October 7, 2019 which was cleared on April 9, 2020.

Recent Sales of Unregistered Securities.

CLASS A COMMON STOCK

During the periods ending December 31, 2019 and December 31, 2018, the Company engaged in the sale of its unregistered securities as described below. The shares of our Class A Common Stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our Class A Common Stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

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

On May 7, 2019, the Company issued 50,000 shares of common stock as part of a settlement of $200,000 to an unrelated entity for the use of certain mining equipment. The stock price at the time of issuance was $3.88 resulting in a settlement gain of $6,000.

On May 30, 2019, the Company issued 25,000 shares to an unrelated entity in conjunction with a short-term borrowing facility issued by the entity. The stock price at the time of issuance was $3.49 resulting in a stock interest expense of $87,250.

On June 5, 2019, the Company issued options to certain employees in the amount of 175,000 under an adopted stock option plan. The issuance of employee options resulted in an expense totaling $68,736. The total expense will be $353,500 which will be amortized over the three-year vesting period.

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

On June 12, 2019, the Company restructured a series of warrants; C-1, C-2, C-3 and C-4, held by an unrelated party as part of the ARC business loan which resulted in an increase in the number of warrants issued from 1.6 million shares across four warrants to 3.0 million shares across four warrants; an increase in the term of the warrants from the date of the amendment from a weighted average of 297 days to 753 days, and a decrease in the weighted average exercise price from $7.665 per share to $4.325 per share. Fair value was determined using the Black-Scholes Option Pricing Model. The incremental value as a result of the modification is a one-time warrant expense totaling $2,545,360.

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

On August 16, 2019, the Company issued 300,000 shares of Class A Common Stock in conjunction with a $800,000 loan from an unrelated party. Based on a relative fair value calculation, the stock issuance created a debt discount totaling $210,581 which was fully amortized.

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

On October 11, 2019, the Company issued 70,328 shares of Class A Common Stock pursuant to prior stock purchase agreement dated May 30, 2019.  The share price at issuance was $0.67.

On October 23, 2019, the Company issued 23,077 shares of Class A Common Stock pursuant to an agreement for public relations.  The share price at issuance was $0.70.

On October 31, 2019, the Company issued 50,000 shares of Class A Common Stock pursuant to an agreement for investor relations.  The share price at issuance was $0.74.

SERIES A PREFERRED STOCK

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series A Preferred stock, par value $0.0001 per share, covering up to an aggregate of 5,000,000 shares of Series A Preferred stock. The Series A Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. Effective November 5, 2018, the eleven Series A Preferred holders elected to proportionally convert a total of 4,336,012 of the 4,817,792 total Series A Preferred stock outstanding into 14,453,373 common shares of the company, and as a result, 481,780 shares of Series A Preferred stock remained.  On February 14, 2019, the remaining outstanding shares of Series A Preferred stock were converted into 1,509,07 common shares of the company.

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

SERIES B PREFERRED STOCK

Our certificate of incorporation authorizes our Board of Directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series B Preferred stock, par value $0.001 per share, covering up to an aggregate of 20,000,000 shares of Series B Preferred stock. The Series B Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board of Directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of December 31, 2019 and 2018, 0 shares of Series B Preferred stock are outstanding, respectively. The amount outstanding as of 2017 includes 850,000 shares of Series B Preferred stock issued to investors and 53,157 shares of Series B Preferred stock issued as part of the 8.0% annual dividend that is accrued and paid in-kind, as described below.

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

On November 7, 2018, all outstanding shares totaling 964,290 Series B preferred shares were converted into 267,859 common shares of the company in a cashless conversion.

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

On November 27, 2018, 50,000 shares of Series C preferred shares were sold at $1.00 per share resulting in proceeds of $50,000 for the Company.  On February 21, 2019, all outstanding shares totaling 50,000 of Series C preferred shares were converted into 122,750 shares of Class A Common Stock in a cashless exchange.

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

Overview.

Our primary source of revenue is the sale of metallurgical coal and coal used in pulverized coal injection (PCI).  Both metallurgical and PCI coal is an essential building block in the steel manufacturing process.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. have been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts.

Results of Operations.

Year Ended December 31, 2019 compared to Year Ended December 31, 2018.

Revenues.

Revenues for the year ended December 31, 2019 were $24,477,707 and 2018 were $31,524,825, respectively. The primary drivers for revenue decline was the conclusion of legacy contracts and full shift to production of metallurgical and industrial coal.

For the year ended 2019, tons sold to steel making end users amounted to 179,381 with a realized sales price of $83.36.  For the year ended 2018, tons sold to steel making end users amounted to 207,723 with a realized sales price of $84.21.

For the year ended 2018, tons sold to industrial and utility end users amounted to 146,537 with a realized sales price of $61.60.  For the year ended 2018, tons sold to industrial and utility end users amounted to 144,648 with a realized sales price of $94.91.

Expenses.

Total Operating Expenses for the year ended December 31, 2019 were $84,463,786 and 2018 were $43,201,530, respectively. The primary drivers for increase in operating expenses were an increase in development costs and non cash expenses such as impairment of assets which were sold subsequent to year end, Production expenses, such as underground mine roof control, mining consumables and wages increased as coal mining production increased. The increased need for production expenses was caused by the increased demand for the end product due to market demands and customer orders. If demand from customers for our coal continues to increase, we anticipate these production expenses will also increase.

Total Other Income/(Expenses) for the period ended December 31, 2019 were $(9,427,658) and 2018 were $(1,260,607), respectively. The primary driver for the increase in other income was the gain on disposition of non-core assets.

Financial Condition.

Total Assets as of December 31, 2019 amounted to $35,375,431 and 2018 amounted to $41,363,712, respectively. The primary drivers for lower asset balance were the asset disposition of the Point Rock Mine as well as annual depreciation.

Total Liabilities as of December 31, 2019 amounted to $66,575,508 and 2018 amounted to $50,563,534, respectively. The primary drivers for the increase in liability balance was increase debt borrowing during the year.

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

Business Effect of Covid-19.

During 2020, the worldwide COVID-19 outbreak has resulted in muted demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. These recent developments are expected to result in lower sales and gross margins. Because of the adverse market conditions caused by the global pandemic the Company’s operations were idled in January 2020 and remained idled through the report date.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reported for the period then ended.

Mine development costs. Mine development costs represent the costs incurred to prepare future mine sites for mining. These costs include costs of acquiring, permitting, planning, research, and establishing access to identify mineral reserves and other preparations for commercial production as necessary to develop and permit the properties for mining activities. Operating expenditures, including certain professional fees and overhead costs, are not capitalized but are expensed as incurred.

Amortization of mine development costs, with respect to a specific mine, commences when mining of the related reserves begins. Amortization is computed using the units-of-production method over the proven and probable reserves dedicated to the specific mine.

Asset retirement obligations. We recognize as a liability an asset retirement obligation, or ARO, associated with the retirement of a tangible long-lived asset in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The initially recognized asset retirement cost is amortized using the same method and useful life as the long-lived asset to which it relates. Amortization begins when mining of the specific mineral property begins. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

Impairment of Long-lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset or a change in its physical condition.

When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value.

We make various assumptions, including assumptions regarding future cash flows in our assessments of long-lived assets for impairment. The assumptions about future cash flows and growth rates are based on the current and long-term business plans related to the long-lived assets.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate the concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

As of December 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2019:

Due to the Company’s insufficient number of staff performing accounting and reporting functions, there is a lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews among those tasked with preparing the financial statements, resulting in the need for adjustments.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2019, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2019 that have materially affected the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following individuals serve as our executive officers and members of our board of directors as of December 31, 2019:

Name	Age	Positions

Mark C. Jensen	40	Chief Executive Officer, Chairman of the Board of Directors
Thomas M. Sauve	41	President, Director
Kirk P. Taylor	41	Chief Financial Officer
Tarlis R. Thompson	36	Chief Operating Officer
Randal V. Stephenson	59	Director
Ian Sadler	68	Director- Former
Courtenay O. Taplin	70	Director

Mark C. Jensen (age 40) – Chief Executive Officer

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

Thomas M. Sauve (age 41) – President

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

Kirk Taylor, CPA (age 41) – Chief Financial Officer

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

Tarlis R. Thompson (age 36) – Chief Operating Officer

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

Randal V. Stephenson – Director

Randal serves as Director of American Resources Corporation. He is an investment banking, strategy and corporate finance professional with over 25 years of experience in mergers, acquisitions, sale of companies, private capital placements, strategic planning and corporate development.  Randal has Wall Street Bulge Bracket investment banking experience, and previously was the Global Head of Mergers & Acquisitions for CIT Group, the Head of Exclusive Sales & Divestitures M&A for Jefferies & Company, and the Global Head of Energy & Mining Investment Banking for Duff & Phelps Securities.  Randal co-founded a FINRA broker-dealer and is a leading U.S. expert witness in large dollar, complex commercial litigation involving M&A and corporate finance issues.  Randal graduated with a Bachelor of Arts degree from the University of Michigan, Ann Arbor and has a Master of Business Administration degree from Harvard University and his Juris Doctorate (with honors) from Boston College Law School. He is an attorney admitted to practice in New York, and holds the Series 7, 79, 63 and 24 securities licenses. The Board nominated Randal to serve as a director because of his leadership experience and leadership in the finance industry and assisting companies with mergers and acquisitions and capital raising.

Ian Sadler - Director (Former)

Ian serves as Director of American Resources Corporation. He brings decades of direct leadership and experience in the steel industry and has demonstrated expertise in successfully leading rapidly-growing companies, optimizing operational efficiencies and performance enhancements. He has experience in due diligence, joint ventures and mergers and acquisitions with a history of successfully assimilating acquired businesses into value creating enterprises. Prior to retirement, Ian was the President and CEO of Miller Centrifugal Casting International in Cecil, PA. He has a history of leadership with the Pennsylvania Foundry Group, Shenango LLC, Johnstown Corporation, Blaw-Knox Corp., and National Roll Company. He received his Bachelor’s Degree, with First Class Honors, and Master’s Degree in Metallurgy from Cambridge University and was a prior President of the American Institute of Mining, Metallurgical and Petroleum Engineers (AIME) and previously served as President of the Iron and Steel Society. The Board nominated Ian to serve as a director because of his executive management experience and experience with growing companies in an efficient and cost-effective manner.  Effective February 24, 2020, Mr. Sadler resigned from the board for retirement.

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

Compensation Committee

As required by the rules of the SEC, the compensation committee consists solely of independent directors, who are Messrs Stephenson and Sadler. The purpose of this committee shall be to (i) assist the board of directors in the oversight of the Company’s executive officer and director compensation programs, (ii) discharge the board of director’s duties relating to administration of the Company’s incentive compensation and any other stock- based plans, and (iii) act on specific matters within its delegated authority, as determined by the board of directors from time to time.

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

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(I)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Mark C. Jensen, (1) CEO	2019	156,000	-0-	-0-	-0-	-0-	-0-	15,550	171,550
	2018	156,000	-0-	-0-	-0-	-0-	-0-	16,326	172,326

Thomas M. Sauve, (2) President	2019	156,000	-0-	-0-	-0-	-0-	-0-	15,550	171,550
	2018	156,000	-0-	-0-	-0-	-0-	-0-	16,326	172,326

Kirk P. Taylor, (3) CFO	2019	156,000	-0-	-0-	-0-	-0-	-0-	25,467	181,467
	2018	156,000	-0-	-0-	-0-	-0-	-0-	23,006	179,006

Tarlis R Thompson, (4) COO	2019	117,055	-0-	-0-	151,500	-0-	-0-	-0-	268,555
	2018	117,055	-0-	-0-	76,624	-0-	-0-	-0-	193,679

_____________

(1)

During 2017 salary in the amount of $32,000 was accrued and unpaid during 2017 and 2018. During 2019, $15,550 was repaid leaving an unpaid balance of $16,450.  On January 2, 2018, the Company entered into an employment agreement with Mr. Jensen, at an annual salary rate of $156,000 which expired on December 31, 2019. The Company also has provided for a discretionary quarterly performance bonus of up to $.64 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. No bonus was awarded during 2018 and 2019.  During 2019, other compensation totaling $15,550 included $15,550 of retroactive pay.

(2)

During 2017 salary in the amount of $32,000 was accrued and unpaid during 2017 and 2018. During 2019, $12,672 was repaid leaving an unpaid balance of $19,328.  On January 2, 2018, the Company entered into an employment agreement with Mr. Sauve, at an annual salary rate of $156,000, which expired on December 31, 2019. The Company also has provided for a discretionary quarterly performance bonus of up to $.54 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. No bonus was awarded during 2018 and 2019.  Other compensation totaling $15,550 included $2,878 health insurance reimbursement and $12,672 of retroactive pay.

(3)

During 2017 salary in the amount of $21,487 was accrued and unpaid during 2017 and 2018. During 2019, $13,109 was repaid leaving an unpaid balance of $8,378.  On January 2, 2018, the Company entered into an employment agreement with Mr. Taylor, at an annual rate of $156,000, which expired on December 31, 2019. The Company also has provided for a discretionary quarterly performance bonus of up to $.20 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. No bonus was awarded during 2018 and 2019.  Other compensation totaling $25,467 included $12,358 health insurance reimbursement and $13,109 of retroactive pay.

(4)

There is no employment agreement in place for Mr. Thompson. In 2019, Mr. Thompson was awarded 75,000 options as part of the company’s 2018 stock option plan. The options to Mr. Thompson vest equally over the course of three years, and as of December 31, 2019, none of the options have vested.

Director Compensation

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and principal position		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mark C. Jensen (1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Thomas M. Sauve (2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Randal V. Stephenson (3)	2019	-0-	-0-	120,450	-0-	-0-	1,496	121,946
	2018	-0-	-0-	120,450	-0-	-0-	1,496	121,946

Ian Sadler (4)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	120,450	-0-	-0-	-0-	120,450

Courtenay O. Taplin (5)	2019	-0-	-0-	120,450	-0-	-0-	-0-	120,450
	2018	-0-	-0-	120,450	-0-	-0-	-0-	120,450

____________

(1)

During 2017 salary in the amount of $32,000 was accrued and unpaid during 2017 and 2018. During 2019, $15,550 was repaid leaving an unpaid balance of $16,450.  On January 2, 2018, the Company entered into an employment agreement with Mr. Jensen, at an annual salary rate of $156,000 which expired on December 31, 2019. The Company also has provided for a discretionary quarterly performance bonus of up to $.64 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. No bonus was awarded during 2018 and 2019.  During 2019, other compensation totaling $15,550 included $15,550 of retroactive pay.

(2)

During 2017 salary in the amount of $32,000 was accrued and unpaid during 2017 and 2018. During 2019, $12,672 was repaid leaving an unpaid balance of $19,328.  On January 2, 2018, the Company entered into an employment agreement with Mr. Sauve, at an annual salary rate of $156,000, which expired on December 31, 2019. The Company also has provided for a discretionary quarterly performance bonus of up to $.54 per clean ton of coal mined. The payment of such bonus shall be in the sole discretion of the Company’s management and/or applicable Board of Directors. No bonus was awarded during 2018 and 2019.  Other compensation totaling $15,550 included $2,878 health insurance reimbursement and $12,672 of retroactive pay.

(3)

Mr. Stephenson was appointed as a director on November 15, 2018. In 2019, Mr. Stephenson was awarded 15,000 options for services rendered as a director. The options to Mr. Stephenson vest equally over the course of three years. Other Compensation includes $8,976 of health insurance premiums paid by the Company for 2019 and 2018, respectively. The Option Award to Directors in Column (d) of $120,450 represents the amortized book value of warrants priced from November 15, 2018 valued using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.  Mr. Stephenson was appointed as a director of the Company on November 15, 2018 and awarded 15,000 warrants with a strike price of $6.50 for services to be rendered as a director. The warrants to Mr. Stephenson vest equally over the course of three years.

(4)

Mr. Sadler was appointed as a director on November 15, 2018. In 2019, Mr. Sadler was awarded 15,000 options for services rendered as a director. The options to Mr. Sadler vest equally over the course of three years. The Option Award to Directors in Column (d) of $120,450 represents the amortized book value of warrants priced from November 15, 2018 valued using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.  Mr. Sadler was appointed as a director of the Company on November 15, 2018 and awarded 15,000 warrants with a strike price of $6.50 for services to be rendered as a director. The warrants to Mr. Sadler vest equally over the course of three years.

(5)

Mr. Taplin was appointed as a director on November 15, 2018. In 2019, Mr. Taplin was awarded 15,000 options for services rendered as a director. The options to Mr. Taplin vest equally over the course of three years. The Option Award to Directors in Column (d) of $120,450 represents the amortized book value of warrants priced from November 15, 2018 valued using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.  Mr. Taplin was appointed as a director of the Company on November 15, 2018 and awarded 15,000 warrants with a strike price of $6.50 for services to be rendered as a director. The warrants to Mr. Taplin vest equally over the course of three years.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Employment Agreements

Except for our Chief Operating Officer, we have employment agreements with the Named Executive Officers that provide for the base salaries and a discretionary annual performance bonus of up to three times their annual base salary, plus potential participation in the Company’s Employee Incentive Stock Option Plan. The payment of such bonus and/or incentive stock options shall be in the sole discretion of the Company’s Board of Directors.  The in place contracts expired on December 31, 2019.

Outstanding Equity Awards

None of our current executive officers received any equity awards, including, options, restricted stock or other equity incentives from the Company as of the date hereof, other than our Chief Operating Officer, who was issued options under our Employee Incentive Stock Option Plan on June 5, 2019 to purchase up to 75,000 shares of our Company at $2.63 per share and on September 12, 2018 to purchase up to 136,830 shares of our Company at $1.00 per share. Those options vest equally over the course of three years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2019, the number of shares of our Class A Common Stock and Series A Convertible Preferred Stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock and our Convertible Preferred Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days under any contract, option or warrant. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise specified, the address of each beneficial owner listed in the tables is c/o American Resources Corporation, 9002 Technology Lane, Fishers, IN 46038.

Name and Address of Shareholder	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned

Golden Properties, Ltd. (2) (3)	2,122,878	9.99%
Thomas Shelton	1,727,273	6.37%

_________

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

(2)

Based on 30,116,384 shares of Common Stock deemed to be outstanding as if one or more warrants were exercised up to the maximum amount of 9.99% (or 3,005,872 shares) of the issued and outstanding number of shares at December 31, 2019. This percentage has been rounded for convenience;

(3)

Golden Properties, Ltd. is the owner of several Company common stock warrants for the purchase of shares of our Common Stock, which warrants are exercisable at such company’s discretion, subject to the following limitation on amount. The warrant agreements provide that at no time may Golden Properties, Ltd. or its affiliates exercise any warrant that would result in their ownership of more than 9.99% of the issued and outstanding shares of our Common Stock on the date of exercise. Additionally, as of December 31, 2019 Alexander Lau, who is a principal of Golden Properties and a beneficial owner through Golden Properties, is believed to be a holder of 19,710 Class A Common shares. Accordingly, Golden Properties, Ltd. is presently deemed the beneficial owner of 3,005,872 shares of our Common Stock pursuant to Securities and Exchange Commission Rule 13d-3, promulgated under the Securities Exchange Act of 1934. The full number of shares that Golden Properties' beneficially owns (including all shares underlying all the warrants owned by Golden Properties and excluding those Class A Common shares owned by Alexander Lau stated above) is 6,148,213 shares.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned (4)	Percent of Series A Preferred Stock Owned (5)	Common Stock Beneficially Owned (4)	Percent of Common Stock Beneficially Owned (6)

Officers and Directors

Mark C. Jensen, (7) Chief Executive Officer, Director	-	0%	5,231,241	19.30%

Thomas M. Sauve, (8) President, Director	-	0%	4,397,519	16.22%

Kirk P. Taylor, Chief Financial Officer	-	0%	1,620,383	5.98%

Tarlis R. Thompson, Chief Operating Officer	-	0%	163,170	0.60%

All Directors and Officers as a Group (4 persons)	-	0%	11,412,313	42.10%

5% Holders

Gregory Q. Jensen	-	0%	1,620,383	5.98%

Thomas Shelton	-	0%	1,727,273	6.37%

All Directors, Officers and 5% Holders as a Group (5 persons)	-	0%	14,759,969	54.45%

____________

(4)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 31, 2019, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(5)	Based on 0 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2019;

(6)	Based on 27,110,512 Class A Common Stock outstanding as of December 31, 2019. These percentages have been rounded for convenience;

(7)	Mr. Jensen beneficially owns 92,264 shares of our Class A Common Stock through his equity ownership in T Squared Capital LLC, which shares are included in the table above.

(8)	Mr. Sauve beneficially owns 61,509 shares of our Class A Common Stock through his equity ownership in T Squared Capital LLC, which shares are included in the table above.

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

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable. The balance of the note was $74,000 as of December 31, 2019 and 2018, respectively.

On January 1, 2016, the Company awarded stock options for 827,862 shares in exchange for consulting efforts to an entity with common ownership. 636,830 and 0 stock options were awarded to related parties during 2019 or 2018, respectively.

On April 30, 2017, the Company purchased $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the notes. The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015. The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016. Both notes are in default and have been fully impaired due to collectability uncertainty as of December 31, 2019 and 2018, respectively.

During July 2017 and October 2018, an officer of the Company advanced $50,000 and $13,500, respectively, to the Company. The advance is non-secured, non-interest bearing and due on demand.

During December 2018, an officer of the Company advanced $5,000 to the Company. The advance is non-secured, non-interest bearing and due on demand.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50%  share of cost savings and covers services across the Company’s locations.

The Company, through its subsidiaries, leases property and mineral from a related entity, LRR. During the year ended December 31, 2019 and 2018, the Company incurred royalty expense in the amount of $330,060.29 and $153,673 to a related entity formally consolidated as a variable interest entity. As of December 31, 2019, and 2018, the Company owed the related entity a total of $737,981 and $474,654 for unpaid royalties and advances, respectively. From inception, October 24, 2016, through June 30, 2018, the accounts of LRR were consolidated with the company as a variable interest entity. Due to its ongoing review, on July 1, 2018 management determined that LRR no longer met the requirements of consolidation and the accounts were deconsolidated.

Director Independence.

The Board of Directors determined that Messrs. Stephenson, Sadler (resigned), and Taplin are independent are independent within the meaning of the listing standards for general independence of the NASDAQ Capital Market.

Under the listing standards, the Audit Committee is required to be composed solely of independent directors. The standards for audit committee membership include additional requirements under rules of the Securities and Exchange Commission. The Board has determined that all of the members of the audit committee meet the applicable independence requirements.

To the extent required by the trading market on which our shares are listed, we will ensure that the overall composition of our Board complies with the Sarbanes-Oxley Act, and the rules thereunder, and the listing requirements of the trading market, including the requirement that one member of the Board qualifies as a “financial expert.”

Item 14. Principal Accounting Fees and Services.

	2019	2018
Audit fees	$235,000	$235,000
Audit related fees	34,000	---
Tax fees	---	---
All other fees	---	---

PART IV

Item 15. Exhibits, Financial Statement Schedule.

The following exhibits are filed herewith except as otherwise noted. Exhibits referenced in previous filings by the Company with the SEC are incorporated by reference herein.

Exhibit Number	Description	Location Reference

3.1	Articles of Incorporation of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.2	Amended and Restated Articles of Incorporation of NGFC Equities Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s 8k filed on February 25, 2015.
3.3	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K on February 21, 2017.
3.4	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 24, 2017.	Incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q, filed with the SEC on May 15, 2018.
3.5	Bylaws of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.6	Bylaws, of NGFC Equities Inc., as amended and restated.	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8k filed on February 25, 2015.
3.7	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated November 8, 2018.	Filed as Exhibit 99.1 to the Company’s 8k filed on November 13, 2018, incorporated herein by reference.
3.8	Bylaws of American Resources Corporation, as amended and restated	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
4.1	Common Stock Purchase Warrant “B-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.1 to the Company’s 8k filed on October 11, 2017.
4.2	Common Stock Purchase Warrant “C-1” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.2 to the Company’s 8k filed on October 11, 2017.
4.3	Common Stock Purchase Warrant “C-2” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.3 to the Company’s 8k filed on October 11, 2017.
4.4	Common Stock Purchase Warrant “C-3” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.4 to the Company’s 8k filed on October 11, 2017.
4.5	Common Stock Purchase Warrant “C-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.5 to the Company’s 8k filed on October 11, 2017.
4.6	Promissory Note for $600,000.00 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.6 to the Company’s 8k filed on October 11, 2017.
4.7	Promissory Note for $1,674,632.14 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.7 to the Company’s 8k filed on October 11, 2017.
4.8	Loan Agreement for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on January 3, 2019.
4.9	Promissory Note for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on January 3, 2019.
10.1	Secured Promissory Note	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 15, 2018.
10.2	Security Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 15, 2018.
10.3	Pledge Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on May 15, 2018.
10.4	Guaranty Agreement	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on May 15, 2018.
10.5	Bill of Sale	Incorporated herein by reference to Exhibit 99.5 to the Company’s 8k filed on May 15, 2018.
10.6	Sublease Agreement Between Colonial Coal Company, Inc. and McCoy Elkhorn Coal LLC	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 1, 2018
10.7	Interim Operating Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 1, 2018
10.8	Consolidated and Restated Loan and Security Agreement dated October 4, 2017	Incorporated herein by reference to Exhibit 10.1 to the Company’s 8k filed on October 11, 2017
10.9	Asset Purchase Agreement between Wyoming County Coal LLC and Thomas Shelton dated November 7, 2018	Incorporated herein by reference to Exhibit 10.9 to the Company’s registration statement filed on February 14, 2019.

10.10	Asset Purchase Agreement between Wyoming County Coal LLC and Synergy Coal, LLC dated November 7, 2018	Incorporated herein by reference to Exhibit 10.10 to the Company’s registration statement filed on February 14, 2019.
10.11	Security Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on January 3, 2019.
10.12	Purchase Order	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on January 3, 2019.
10.13	Employment Agreement with Mark C. Jensen	Incorporated herein by reference to Exhibit 10.13 to the Company’s registration statement filed on February 14, 2019.
10.14	Employment Agreement with Thomas M. Sauve	Incorporated herein by reference to Exhibit 10.14 to the Company’s registration statement filed on February 14, 2019.
10.15	Employment Agreement with Kirk P. Taylor	Incorporated herein by reference to Exhibit 10.15 to the Company’s registration statement filed on February 14, 2019.
10.16	Employee Stock Option Plan	Incorporated herein by reference to Exhibit 10.16 to the Company’s registration statement filed on February 14, 2019.
10.17	Letter of Intent	Incorporated herein by reference to Exhibit 10.17 to the Company’s registration statement filed on February 14, 2019.
10.18	Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.18 to the Company’s registration statement filed on February 14, 2019.
10.19	Share Exchange Agreement to replace Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.19 to the Company’s registration statement filed on February 14, 2019.
14.1	Code of Conduct	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
14.2	Financial Code of Ethics	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on November 13, 2018.
23.1	Consent of MaloneBailey LLP	Incorporated Herewith
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

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	May 29, 2020
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	May 29, 2020
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	May 29, 2020
Kirk P. Taylor

/s/ Thomas M. Sauve	Director, President	May 29, 2020
Thomas M. Sauve

/s/ Randal V. Stephenson	Director	May 29, 2020
Randal V. Stephenson

/s/ Courtenay O. Taplin	Director	May 29, 2020
Courtney O. Taplin

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

50

AMERICAN RESOURCES CORPORATION

51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Resources Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

May 29, 2020

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash	$3,324	$2,293,107
Accounts Receivable	2,424,905	1,338,680
Inventory	515,630	163,800
Prepaid	-	147,826
Accounts Receivable - Other	234,240	319,548
Total Current Assets	3,178,099	4,262,961

OTHER ASSETS
Cash - restricted	265,487	411,692
Processing and rail facility	12,723,163	11,630,171
Underground equipment	8,294,188	8,717,229
Surface equipment	3,224,896	3,101,518
Mine development	669,860	2,913,241
Coal Refuse Storage	12,171,271	11,993,827
Less Accumulated Depreciation	(11,162,622)	(6,691,259)
Land	1,748,169	907,193
Note Receivable	4,117,139	4,117,139
Total Other Assets	32,051,551	37,100,751

TOTAL ASSETS	$35,229,650	$41,363,712

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,044,479	$8,121,162
Accounts payable - related party	718,156	474,654
Accrued interest	2,869,763	1,118,736
Funds held for others	-	79,662
Due to affiliate	132,639	142,500
Current portion of notes payables (net of unamortized discount of $0 and $134,296)	20,494,589	14,169,139
Convertible note payables	7,419,612	-
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	45,006,407	26,433,022

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs $417,183 and $428,699)	5,415,271	7,918,872
Reclamation liability	17,512,613	16,211,640
Total Other Liabilities	22,927,884	24,130,512

Total Liabilities	67,934,291	50,563,534

STOCKHOLDERS' DEFICIT
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares
authorized, 27,410,512 and 17,763,469 shares issued and outstanding for the period end	2,740	1,776
AREC - Series A Preferred stock: $.0001 par value; 481,780 shares authorized, nil and 4,817,792 shares issued and outstanding	-	48
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares authorized, nil and nil shares issued and outstanding, respectively	-	-
AREC - Series C Preferred stock: $.001 par value; 20,000,000 shares authorized, nil and 50,000 shares issued and outstanding	-	5
Additional paid-in capital	90,326,104	42,913,532
Accumulated deficit	(123,033,485)	(52,115,183)

Total Stockholders' Deficit	(32,704,641)	(9,199,822)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,229,650	$41,363,712

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2019	2018

Coal Sales	$24,456,831	$31,204,181
Processing Services Income	20,876	320,644

Total Revenue	24,477,707	31,524,825

Cost of Coal Sales and Processing	(26,086,814)	(24,992,312)
Accretion Expense	(1,482,349)	(1,366,322)
Gain on purchase and disposal of asset, respectively	394,484	807,591
Depreciation	(4,588,136)	(2,461,557)
Amortization of mining rights	(1,657,673)	(478,801)
General and Administrative	(5,113,688)	(6,176,350)
Professional Fees	(6,750,848)	(1,363,250)
Production Taxes and Royalties	(4,222,175)	(3,175,294)
Impairment of Fixed Assets	(27,688,030)	-

Development Costs	(7,236,652)	(3,815,235)

Total Expenses from Operations	(84,431,881)	(43,021,530)

Net Loss from Operations	(59,954,174)	(11,496,705)

Other Income	2,072,861	466,808
(Loss)/Gain on settlement of note payable and accounts payable	(22,660)	68,010
Amortization of debt discount and debt issuance costs	(7,725,076)	(670,601)
Interest Income	164,686	164,166
Warrant modification expense	(2,545,360)	-
Interest expense	(2,908,579)	(1,288,990)

Net Loss	(70,918,302)	(12,757,312)

Less: Preferred Series B dividend requirement	-	(114,850)
Less: Net income attributable to Non Controlling Interest	-	(151,264)

Net loss attributable to American Resources Corporation Shareholders	$(70,918,302)	$(13,023,426)

Net loss per share - basic and diluted	$(2.94)	$(3.69)

Weighted average shares outstanding	24,094,420	3,513,513

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGESS STOCKHOLDERS OF DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Additional Paid-In	Retained	Non-Controlling
	Shares	Stock	A Shares	A Stock	B Shares	B Stock	C Shares	C Stock	Capital	Earnings	Interest	Total
Balance January 1, 2018	892,044	89	4,817,792	482	850,000	850	-	-	1,527,254	(39,091,757)	397,856	(37,165,226)

Forgiveness of accrued management fee	-	-	-	-	-	-	-	-	17,840,615	-	-	17,840,615

Issuance of shares to consultants	310,000	31	-	-	-	-	-	-	482,469	-	-	482,500

Issuance of options to consultants	-	-	-	-	-	-	-	-	236,594	-	-	236,594

Stock-based compensation	-	-	-	-	-	-	-	-	63,126	-	-	63,126

Asset acquisition using common shares	1,727,273	173	-	-	-	-	-	-	22,091,688	-	-	22,091,861

Conversion of payables to common shares	43,500	4	-	-	-	-	-	-	507,986	-	-	507,990

Conversion of Series A Preferred shares to common	14,453,373	1,445	(4,336,012)	(434)	-	-	-	-	(1,011)	-	-	-

Conversion of Series B Preferred shares to common	267,859	27	-	-	(850,000)	(850)	-	-	114,823	-	-	114,000

Sale of 50,000 Series C Preferred shares	-	-	-	-	-	-	50,000	5	49,995	-		50,000

Option exercise	69,420	7	-	-	-	-	-	-	(7)	-	-	-
												-
Series B Preferred Dividend	-	-	-	-	-	-	-	-	-	(114,850)	-	(114,850)

Deconsolidation of variable interest entity	-	-	-	-	-	-	-	-	-	-	(549,120)	(549,120)

Net Loss									-	(12,908,576)	151,264	(13,059,840)

Balance December 31, 2018	17,763,469	1,776	481,780	48	-	-	50,000	5	42,913,532	(52,115,183)	-	(9,199,822)

The accompanying footnotes are integral to the consolidated financial statements

American Resources Corporation

Statement of Stockholders' Deficit

December 31, 2019

	American Resources		American Resources		American Resources		American Resources
	Common Stock		Preferred Series A		Preferred Series B		Preferred Series C
	Par value Shares	0.0001 Amount	Par Value Shares	0.0001 Amount	Par Value Shares	0.0001 Amount	Par Value Shares	0.0001 Amount	Additional paid in capital	Accumulated Deficit	Total
January 1, 2019	17,763,469	1,776	481,780	48	-	-	50,000	5	42,913,532	(52,115,183)	(9,199,822)

Issuance of Common Stock for Cash	4,795,200	479	-	-	-	-	-	-	7,763,121	-	7,763,600

Issuance of Common Shares for Services	360,315	36	-	-	-	-	-	-	1,906,217	-	1,906,253

Issuance of Common Shares for Asset Acquisition	2,000,000	200	-	-	-	-	-	-	24,399,800	-	24,400,000

Issuance of Common Shares for Conversion of Debt and Accounts payable	54,417	5	-	-	-	-	-	-	231,656	-	231,661

Issuance of Warrants to Consultants	-	-	-	-	-	-	-	-	2,524,500	-	2,524,500

Amortization of Options - Stock Based Compensation	-	-	-	-	-	-	-	-	377,255	-	377,255

Issuance of Common Shares for Warrant Exercise- cashless	599,427	60	-	-	-	-	-	-	(60)	-	-

Conversion of Series A into common stock	1,605,934	161	(481,780)	(48)	-	-	-	-	(113)	-	-

Conversion of Series C into common stock	13,750	1	-	-	-	-	(50,000)	(5)	4	-	-

Beneficial Conversion on note payable	-	-	-	-	-	-	-	-	7,362,925	-	7,362,925

Return of common shares	(107,000)	(11)	-	-	-	-	-	-	11	-	-

Warrant modification expense	-	-	-	-	-	-	-	-	2,545,360	-	2,545,360

Underwriter warrants	-	-	-	-	-	-	-	-	4,098	-	4,098

Issuance of common shares with note payable	325,000	33	-	-	-	-	-	-	297,798	-	297,831

Net loss	-	-	-	-	-	-	-	-	-	(70,918,302)	(70,918,302)

Balance December 31, 2019	27,410,512	2,740	-	-	-	-	-	-	90,326,104	(123,033,485)	(32,704,641)

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2019	2018
Cash Flows from Operating activities:
Net loss	$(70,918,302)	$(12,757,312)
Adjustments to reconcile net income (loss) to net cash
Depreciation	4,588,136	2,461,557
Amortization of mining rights	1,657,673	478,801
Accretion expense	1,482,349	1,366,322
Gain on disposition	-	(807,591)
Forgiveness of debt	-	(68,010)
Gain on purchase of assets	(394,484)	-
Impairment loss	27,688,030	-
Amortization of debt discount and issuance costs	7,725,076	670,601
Recovery of advances receivable	(177,686)	(74,887)
Warrant expense	2,524,500	-
Warrant modification expense	2,545,360	-
Insurance of common shares for services	1,906,253	-
Loss on settlement of accounts payable with common shares	22,660	-
Stock compensation expense	377,255	782,220
Change in current assets and liabilities:

Accounts receivable	(1,000,917)	531,882
Prepaid expenses and other assets	147,826	(147,826)
Inventory	(351,830)	451,296
Accounts payable	1,164,080	2,496,749
Account payable related party	243,502	474,654
Funds held for others	(79,662)	(3,166)
Accrued interest	1,643,075	782,166
Cash used in operating activities	(19,207,106)	(3,365,544)

Cash Flows from Investing activities:
Advances made in connection with management agreement	-	(99,582)
Advance repayment in connection with management agreement	-	222,304
Cash paid for PPE, net	(327,250)	(133,363)
Cash received from acquisitions	650,000	-
Cash provided by investing activities	322,750	(10,641)

Cash Flows from Financing activities:
Principal payments on long term debt	(2,059,484)	(2,309,571)
Proceeds from long term debt (net of issuance costs $0 and $0)	8,660,527	8,431,965
Proceeds from convertible debt	599,980	-
Proceeds from related party	(9,861)	18,500
Net (payments) proceeds from factoring agreement	1,489,508	(495,576)
Sale of common stock for cash	7,767,698	-
Proceeds series C preferred stock	-	50,000
Cash provided by financing activities	16,448,368	5,695,319

Increase (decrease) in cash	(2,435,988)	2,319,134

Cash, beginning of year	2,704,799	385,665

Cash, end of year	$268,811	$2,704,799

Supplemental Information

Assumption of net assets and liabilities for asset acquisitions	$6,623,999	$24,490,282
Shares issues in asset acquisition	$24,400,000	$-
Equipment for notes payable	$-	$906,660
Management fee forgiven	$-	$17,840,615
Discount on note due to beneficial conversion feature	$7,362,925	$-
Conversion of note payable to common stock	$231,661	$261,000
Issuance of shares as part of note payable consideration	$297,831	$-
Conversion of trade payable to equity	$-	$76,740
Cashless exercise of options into common shares	$-	$7
Conversion of Preferred Series A Shares to common shares	$161	$1,445
Conversion of Preferred Series C Shares to common shares	$1	$-
Return of shares related to employee settlement	$11	$-
Conversion and settlement of Preferred Series B Shares and dividends to common shares	$-	$114,000
Preferred Series B Shares accrued interest	$-	$114,850
Warrant exercise for common shares	$60	$-
Increase in related parties payable	$-	$474,654

Cash paid for interest	$557,663	$506,826
Cash paid for income tax	$-	$-

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation (ARC or the Company) operates through subsidiaries that were acquired in 2019, 2018, 2016 and 2015 for the purpose of acquiring, rehabilitating and operating various natural resource assets including coal, oil and natural gas.

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Quest Energy Inc (QEI), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC), Wyoming County Coal (WCC), Empire Kentucky Land, Inc, Colonial Coal Company, Inc. (Empire) and Perry County Resources LLC (PCR).  All significant intercompany accounts and transactions have been eliminated.

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

On September 25, 2019, Perry County Resources LLC (PCR) was formed as a wholly owned subsidiary of QEI.

Asset Acquisitions:

 On April 21, 2018, McCoy acquired certain assets known as the PointRock Mine (PointRock) in exchange for assuming certain liabilities of the seller. The fair values of the liabilities assumed were $53,771 for prior vendors and $2,624,961 for asset retirement obligation totaling $2,678,732. The liabilities assumed do not require fair value readjustments. In addition, McCoy entered into a surface and mineral sub-lease in the amount of up to $4,000,000 to be paid only upon coal extraction at $2 per extracted ton of coal. McCoy will also pay a portion of the sales price as a royalty with an annual minimum payment of $60,000 starting in January 2019. The acquired assets have an anticipated life of 5 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 5 years. Amortization expense for the year ended December 31, 2019 and 2018 amounted to $382,676 and $462,640, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value. On May 8, 2020, the company sold the assets known as PointRock Mine to an unrelated party.  As such, the assets have been written down to $0 as of December 31, 2019 resulting in an impairment loss of $1,687,635.

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

On May 10, 2018, KCC acquired certain assets known as the Wayland Surface Mine (Wayland) in exchange for assuming certain liabilities of the seller. The fair values of the liabilities assumed were $66,129 for asset retirement obligation. The liabilities assumed do not require fair value readjustments. In addition, KCC entered into a royalty agreement with the seller to be paid only upon coal extraction in the amount of $1.50 per extracted ton of coal. The acquired assets have an anticipated life of 7 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 7 years. Amortization expense for the year ended December 31, 2019 and 2018 amounted to $12,398 and $4,134, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value.  Due to the desire not to sell thermal coal, the Company idled Wayland during 2019 resulting in an impairment loss of $49,597 as of December 31, 2019.

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

On November 7, 2018, Wyoming County Coal LLC, acquired 5 permits, coal processing and loading facilities, surface ownership, mineral ownership, and coal refuse storage facilities from unrelated entities. Consideration for the acquired assets was the assumption of reclamation bonds totaling $234,240, 1,727,273 shares of common stock of the company, a seller note of $350,000 and a seller note of $250,000. On September 20, 2019 Wyoming County received a Notice of Breach of the asset purchase agreement between WCC and Synergy Coal, LLC due to consideration of $225,000 not being paid, failure to file for permit transfers and pay delinquent transfer fees of $10,500 and other contract breaches, including failure to transfer reclamation surety bonds. Subsequent to the balance sheet date, WCC has paid the delinquent transfer fees and has filed for permit transfer. As of the balance sheet date, the West Virginia permit transfers have not yet been approved, the seller has not been paid cash amounts due, and WCC has not substituted its reclamation surety bonds for the seller’s bond collateral. As of the report date, the Company is in the process of transferring the permits. (Note 8)

Assets
Note Receivable	$234,240
Land	$907,196
Coal Refuse Storage	$11,993,827
Processing and Loading Facility	$9,790,841
Liabilities
Notes Payable	$600,000
Asset Retirement Obligation	$234,240

On February 12, 2019, through a share exchange, ARC merged with Empire Kentucky Land, Inc, its wholly-owned subsidiary Colonial Coal Company, Inc. and purchased assets consisting of surface and mineral ownership and other related agreements of Empire Coal Holdings, LLC in exchange for a cash payment of $500,000 which was carried as a seller note until paid on February 21, 2019, a seller note of $2,000,000 payable in the form of a royalty from production off of the property and 2,000,000 common shares of ARC’s stock valued at $24,400,000. The note is currently in default as a result of non-payment at the earlier of i) completion of the securities offering and ii) August 20, 2019 (Maturity date). The default interest rate is 5%. American Resources Corporation has received a Breach of Promissory Notes from Empire Kentucky Land, Inc. The amount being sought is $2,000,000 as well as additional fees and charges. The acquired assets have an anticipated life of 25 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 25 years. Amortization expense for this asset for the year ended December 31, 2019 and 2018 amounted to $931,333 and $0, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value.  On May 8, 2020, the company sold Empire Kentucky Land, Inc. and its wholly-owned subsidiary Colonial Coal Company, Inc back to the seller under a Settlement, Rescission and Mutual Release Agreement.  Under the agreement, the shares of Empire and the underlying property is sold to the seller for the consideration of the cancelation of $2,000,000 in seller financing and for 2,000,000 shares of the Company’s common shares.  As such, the assets have been written down to $0 as of December 31, 2019 resulting in an impairment loss of $25,968,667.

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

On August 16, 2019, ERC acquired certain assets known as the Gold Star Acquisition in exchange for assuming certain liabilities of LC Energy, LLC and the payment of $400,000, of which $177,000 of this amount was considered recovery of previously written off bad debt. The value of the assets received in excess of the liability assumed created a gain on purchase of $394,484. The fair values of the asset retirement obligation liabilities assumed were determined to be $77,831. The liabilities assumed do not require fair value readjustments. The company’s intention with this property is to reclaim the former mining operations and monetize the structure and equipment acquired.

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

The assets acquired and liabilities assumed of LC Energy Operations, LLC were as follows at the purchase date:

Assets
Cash	$400,000
Restricted Cash	250,000

Liabilities
Reclamation liability	$77,831

On September 23, 2019, American Resources Corporation, (“Buyer”) entered into a binding agreement with Bear Branch Coal LLC, a Kentucky limited liability company, Perry County Coal LLC, a Kentucky limited liability company, Ray Coal LLC, a Kentucky limited liability company, and Whitaker Coal LLC, a Kentucky limited liability company (each a “Seller” and collectively, “Sellers”). The agreement was entered into as part of the bankruptcy proceedings of Cambrian Holding Company LLC, (“Cambrian), and is subject to approval by the United States Bankruptcy Court for the Eastern District of Kentucky (the “Bankruptcy Court”) in the chapter 11 bankruptcy cases of the Sellers, Case No. 19-51200(GRS), by entry of an order in form and substance acceptable to Sellers and Buyer (the “Sale Order). Under the agreement of the Sale Order, each Seller will sell, transfer, assign, convey and deliver to American Resources Corporation, effective as of the Closing, all assets, rights, titles, permits, leases, contracts and interests of such Seller free and clear of all liens, claims, interests and encumbrances, to the fullest extent permitted by the Bankruptcy Court. In consideration for the purchased assets, the Buyer will assume certain liabilities. Additionally, the Buyer will assume all liabilities relating to the transferred permits and the associated reclamation and post-mining liabilities of the purchased assets. On September 26, 2019, the Company received notice that a certain lease assumption as part of the PCR acquisition was being disputed by the lessor. As of the report date, the Company is in the process of transferring the permits.

On September 27, 2019, PCR closed and acquired certain assets in exchange for assuming certain liabilities of Perry County Coal, LLC and a cash payment of $1. The preliminary fair values of the asset retirement obligation liabilities assumed were determined to be $2,009,181. Additional assumed liabilities total $3,036,987, of which $1,067,000 of the assumed liabilities are in negotiation as of the report date. The liabilities assumed do not require fair value readjustments.

The assets acquired do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed and a cash payment of $1, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. Because the transaction closed near the end of the reporting quarter the values assigned are provisional as of December 31, 2019 while the company continues to gather information, including evaluations of mining permits, discovery of assumed unsecured payables and timing and extent of end of mine life cost. The assets acquired and liabilities assumed of Perry County Coal, LLC were as follows at the purchase date:

Assets
Coal Inventory	$659,331
Mine Development	524,268
Coal Refuse	179,522
Land	850,826
Equipment - Underground	873,161
Equipment - Surface	4,743
Processing and Loading Facility	1,954,317
Liabilities
Reclamation liability	$2,009,181
Accrued liabilities	3,036,987

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

Restricted cash: As part of the Kentucky New Markets Development Program an asset management fee reserve was set up in the amount of $116,115.  The funds are held to pay annual asset management fees to an unrelated party through 2021.  The balance as of December 31, 2019 and December 31, 2018 was $47,987 and $58,246, respectively.

A lender of the Company also required a reserve account to be established.  The balance as of December 31, 2019 and December 31, 2018 was $0 and $273,783, respectively. The requirement of the reserve ended when the loan agreement terminated during 2019.

The total balance of restricted cash also includes amounts held under the management agreement in the amount of $0 and $79,662, as of December 31, 2019 and 2018, respectively.  See note 5 for terms of the management agreement.  The restriction ended upon termination of the management agreement during 2019.

During the 2019 the Company established a reclamation bonding collateral fund.  The balance of the restricted cash being held totaled $250,000 and $0 as of December 31, 2019 and 2018, respectively.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the year ended December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018
Cash	$3,324	$2,293,107
Restricted Cash	265,487	411,692
Total cash and restricted cash presented in the consolidated statement of cash flows	$268,811	$2,704,799

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

During 2019, it was determined that certain long lived assets of Wayland and ERC Mining Indiana were impaired.  The assets include mine development, processing and loading facilities used exclusively in the thermal coal market.  Because of the ongoing depression of thermal coal prices, it was determined that the net book value of these assets would not be recognized.

During 2020, the Empire property and the Point Rock Permits were sold to unrelated parties.  As such, the asset was written down to $0 during 2019.

Total impairment loss recognized during the period ending December 31, 2019 equaled $27,688,030.

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

Obligations are reflected at the present value of their future cash flows. We reflect accretion of the obligations for the period from the date they incurred through the date they are extinguished. The asset retirement obligation assets are amortized based on expected reclamation outflows over estimated recoverable coal deposit lives. We are using a discount rates ranging from 6.16% to 7.22%, risk free rates ranging from 1.76% to 2.92% and inflation rate of 2%. Revisions to estimates are a result of changes in the expected spending estimate or the timing of the spending estimate associated with planned reclamation. Federal and State laws require that mines be reclaimed in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs.  During 2019 and 2018, $0 and $0 were incurred for gain loss on settlement on ARO.

The table below reflects the changes to our ARO:

	2019	2018
Beginning Balance	$18,528,009	$14,987,135
Accretion	1,482,349	1,366,322
Reclamation work	-	-
Gain on Reclamation Work	-	-
Dispositions	-	(919,158)
Wayland Acquisition	-	66,129
PointRock Acquisition	-	2,624,961
Razorblade Mine Development	-	168,380
WCC Acquisition	-	234,240
Gold Star Acquisition	77,831	-
PCR Acquisition	2,009,181	-
Change in ARO Estimate	(2,262,931)	-
Ending Balance	$19,839,782	$18,528,009
Current portion of reclamation liability	$2,327,169	$2,327,169
Long-term portion of reclamation liability	$17,512,613	$16,211,640

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

Our coal sales generally include 10 to 30-day payment terms following the transfer of control of the goods to the customer. We typically do not include extended payment terms in our contracts with customers.  As such, spot sales prices and forward contract pricing has declined.

During late 2019 management anticipated adverse market conditions globally, and in response began to selectively reduce or idle coal production operations and furlough or terminate employees. During Q1 2020, the worldwide COVID-19 outbreak sharply reduced worldwide demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. Company management fully idled the Company’s operations accordingly, and the operations have remained idled through the report date. These recent, global market disruptions and developments are expected to result in lower sales and gross margins for the coal industry and the Company in 2020 and possibly beyond.

Customer Concentration and Disaggregation of Revenue: As of December 31, 2019 and 2018 87.49% and 89% of revenue came from three and four customers, respectively.  As of December 31, 2019 and 2018, 99.63% and 99% of outstanding accounts receivable came from two and two customers, respectively.

For the year ended December 31, 2019 and 2018, 62% and 60% of generated from sales to the steel and industrial industry, respectively. For the year ended December 31, 2019 and 2018, 38% and 40% of generated from sales to the utility industry, respectively.

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

The Company has a loan, convertible into common shares at $5.25 per share, with a beneficial conversion feature added through a loan modification on February 4, 2019. At the time of the modification the loan had a maturity date of three months, and the conversions may occur any time from the time of the modification.

Loan Issuance Costs and Discounts are amortized using the effective interest method. Amortization expense amounted to $7,725,076 and $670,601 as of December 31, 2019 and 2018, respectively. Amortization expense for the next five years is expected to be approximately $19,000, annually.

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

Allowance for trade receivables as of December 31, 2019 and 2018 amounted to $0 and $0, respectively. Allowance for other accounts receivables as of December 31, 2019 and 2018 amounted to $0 and $0, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of December 31, 2019 and 2018.

Inventory: Inventory consisting of mined coal is stated at the lower of cost (first in, first out method) or net realizable value.

Stock-based Compensation:  Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally 0 to 5 years) using the straight-line method.  Stock compensation to employees is accounted for under ASC 718 and stock compensation to non-employees is accounted for under 2018-07 which was adopted on July 1 2018 and ASC 505 for periods before July 1, 2018 and did not have an impact to the financial statements.

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

For the years ended December 31, 2019 and 2018, the Company had 10,698,879 and 5,545,227 outstanding stock warrants, respectively.  For the years ended December 31, 2019 and 2018, the Company had 1,056,830 and 681,830 outstanding stock options, respectively.  For the years ended December 31, 2019 and 2018, the Company had 0 and 481,780 shares of Series A Preferred Stock, respectively, that has the ability to convert at any time into 0 and 1,605,934 shares of common stock, respectively.  For the years ended December 31, 2019 and 2018, the Company had 0 and 0 shares of Series B Preferred Stock, respectively, that has the ability to convert at any time into 0 and 0 shares of common stock, respectively.  For the years ended December 31, 2019 and 2018, the Company had 1,056,830 and 681,830 restrictive stock awards, restricted stock units, or performance-based awards.

Reclassifications:  Reclassifications have been made to conform with current year presentation.

New Accounting Pronouncements:  Management has determined that the impact of the following recent FASB pronouncements will not have a material impact on the financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment were comprised of the following:

	2019	2018
Processing and rail facility	$12,723,163	$11,630,171
Underground equipment	8,294,188	8,717,229
Surface equipment	3,224,896	3,101,518
Mine development	669,860	14,907,068
Coal refuse storage	12,171,271	-
Land	1,748,169	907,193
Less: Accumulated depreciation	(11,162,662)	(6,691,259)

Total Property and Equipment, Net	$27,668,855	$32,571,920

Depreciation expense amounted to $4,588,136 and $2,461,557 for the years of December 31, 2019 and 2018, respectively. Amortization of mining rights amounted to $1,657,673 and $478,801 for the years of December 31, 2019 and 2018, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mine Development	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the year ended December 31, 2019 and 2018, principal payments on long term debt totaled $2,059,484 and $2,309,571, respectively. During the year ended December 31, 2019 and 2018, new debt issuances totaled $8,660,527 and $8,431,965, respectively. During the year ended December 31, 2019 and 2018, net (payments) and proceeds from our factoring agreements totaled $1,489,508 and $(495,576), respectively.

During the year ended December 31, 2019 and 2018, discounts on debt issued amounted to $210,581 and $709,500, respectively related to the Sales financing arrangement discussed below and the note payable discussed further in note 3. During 2019 and 2018, $362,151 and $670,601 was amortized into expense with $417,183 and $88,685 remaining as unamortized discount., respectively.

Short-term and Long-term debt consisted of the following at December 31, 2019 and 2018:

	2019	2018

Equipment Loans - QEI

Note payable to an unrelated company in monthly installments of $2,064, with interest at 8.75%, through maturity in March 2019, when the note is due in full. The note is secured by equipment and a personal guarantee by an officer of the Company.	$-	$4,627

Note payable to an unrelated company in monthly installments of $1,468, With interest at 6.95%, through maturity in March 2021, when the note is due in full. The note is secured by equipment and a personal guarantee by an officer of the Company.	28,861	35,683

On September 8, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $600,000. The note carries 0% interest and is due April 1, 2019. The agreement provided for $80,000 paid upon execution, $30,000 monthly payments until the balance is paid in full. The note is secured by the equipment purchased. The note is currently in default.	220,000	280,000

On October 19, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $90,400. The agreement calls for monthly payments until maturity of October 19, 2019 and interest of 9.95%. The note is secured by the equipment purchased.	4,136	66,324

On October 20, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $50,250. The agreement calls for monthly payments until maturity of October 20, 2019 and interest of 10.60%. The note is secured by the equipment purchased.	5,166	31,105

On December 7, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $56,900. The agreement calls for an interest rate of 8.522%, monthly payments until maturity of January 7, 2021. The note is secured by the equipment purchased.	34,594	39,838

On January 25, 2018, QEI entered into an equipment loan agreement with an unrelated party in the amount of $346,660. The agreement calls for monthly payments of $11,360 until maturity date of December 24, 2020 and carries an interest rate of 9%. The loan is secured by the underlying surface equipment purchased by the loan. Loan proceeds were used directly to purchase equipment.	169,749	235,983

On May 9, 2018, QEI entered into a loan agreement with an unrelated party in the amount of $1,000,000 with a maturity date of September 24, 2018 with monthly payments of $250,000 due beginning June 15, 2018. The note is secured by the assets and equity of the company and carries an interest rate of 0%. Proceeds of the note were split between receipt of $575,000 cash and $425,000 payment for new equipment. No payments have been made on the note which is in default. The note is secured by the equipment purchased by the note and a personal guarantee of an officer.	1,000,000	1,000,000

Business Loan - ARC

On October 4, 2017, ARC entered into a consolidated loan agreement with an unaffiliated entity. $7,764,980 has been advanced under the note. The agreement calls for interest of 7% and with all outstanding amounts due on demand. The note is secured by all assets of Quest and subsidiaries. In conjunction with the loan, warrants for up to 5,017,006 common shares were issued at an exercise price ranging from $.01 to $11.44 per share and with an expiration date of October 2, 2020. The loan consolidation was treated as a loan modification for accounting purposes giving rise to a discount of $140,000. The discount was amortized over the life of the loan with $105,000 included as interest expense and $35,000 included as a note discount as of This note was not paid and was modified into a convertible note (Convertible Note) December 31, 2018. And $35,000 included as interest expense and $0 included as a note discount as of December 31, 2019. The note is secured by all assets of the Company.

	-	6,819,632

Empire – Secured Seller Note

On February 20, 2019, as part of the merger with Empire Kentucky Land, Inc, the Company executed a seller financing note in the amount of $2,000,000 with the maturity date of August 20, 2019. The note was in technical default and carries a default interest rate of 5% until settled on May 8, 2020. (see note 10)	2,000,000	-

Sales Financing Arrangement ARC

The Company received $500,000 in cash with $700,000 worth of coal held as collateral. The agreement has a maturity of sixty days (July 30, 2019) and does not have a stated interest rate, however, the interest expense, “additional consideration” is stated to be $50,000 over the two-month term. The company also issued 25,000 shares as consideration for the inventory line of credit. This note is currently in default. The inventory line of credit is secured by the underlying inventory	$450,000	-

ARC Corporate Loan

On August 9, 2019, the Company entered into a $500,000 promissory note with a non-related entity. The note bears interest at 11% and is due by September 15, 2019. On August 6, 2019, $250,000 was drawn on the promissory note. On August 9, 2019, $250,000 was drawn on the promissory note. On August 16, 2019, an additional $300,000 was drawn on the promissory note. The note included 300,000 common shares resulting in a relative fair value calculation discount of $210,581 which is amortized over the term of the note. This note is currently in default. The note is secured by specific equipment.  Additional funds totaling $1,000,000 was advanced in December 31, 2019.

	1,800,000	-

PCR Acquisition Note

On September 27, 2019, the Company entered into a promissory note with a non-related entity for an amount up to $1,850,000 in conjunction with the PCR asset acquisition but separate from the assumed liabilities. $250,000 was drawn on this note as of September 30, 2019. The note bears interest at 4% and is due in full on September 27, 2020. The note was subsequently amended on October 18, 2019 the increase the full amount of the borrowing to $2,010,547. The note is unsecured. The initial draw was to be used for closing costs and the remaining tranches are to be used for payroll and payroll related expenses. The note carries restrictive covenants outlined in the note agreement. The note is currently in default.

	2,010,547	-

Customer Loan Agreement - ARC

On December 31, 2018, the Company entered into a loan agreement with an unrelated party.  The loan is for an amount up to $6,500,000 of which $3,000,000 was advanced on December 31, 2018 and $3,500,000 was advanced During 2019.  The promissory agreement carries interest at 5% annual interest rate and payments of principal and interest shall be repaid at a per-ton rate of coal sold to the lender.  The outstanding amount of the note has a maturity of April 1, 2020.  The note is secured by all assets of the Company. Loan issuance costs totaled $41,000 as of December 31, 2018. The note is currently in default.

	$6,035,988	$3,000,000

Sales Financing Arrangement ARC

During May 2018, the company entered into a financing arrangement with two unrelated parties. The notes totaled $2,859,500, carried an original issue discount of $752,535, interest rate of 0% and have a maturity date of January 2019 and are secured by future receivables as well as personal guarantees of two officers of the company. As of December 31, 2019 and 2018, unamortized original issue discount totaled $0 and $88,685 and unamortized loan issuance costs totaled $0 and $4,611, respectively. On April 1, 2020, $375,690.37 of this note was converted into a senior convertible note.  (See Note 10) The remaining portion of the note is in default.

	804,618	1,613,049

Equipment Loans – ERC

Equipment lease payable to an unrelated company in 48 equal payments of $771 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The equipment is being utilized as part of the management agreement referred to in Note 6. Therefore, the title of the assets are not held with ERC and there is a corresponding receivable due for the payment of this note.	14,399	23,352

Equipment lease payable to an unrelated company in 48 equal payments of $3,304 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The equipment is being utilized as part of the management agreement referred to in Note 6. Therefore, the title of the assets are not held with ERC and there is a corresponding receivable due for the payment of this note.	73,527	89,419

Equipment lease payable to an unrelated company in 48 equal payments of $2,031 with an interest rate of 5.25% with a balloon payment at maturity of August 13, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The equipment is being utilized as part of the management agreement referred to in Note 6. Therefore, the title of the assets are not held with ERC and there is a corresponding receivable due for the payment of this note.	2,022	29,554

Equipment Loans - McCoy

Equipment note payable to an unrelated company, with monthly payments of $150,000 in September 2016, October 2016, November 2016 and a final payment of $315,000 due in December 2016. The note carried 0% interest. $315,000 of this note was forgiven during May 2018, which was recorded as gain on cancelation of debt. The remaining balance of $225,000 was converted to equity. See note 8. The note was secured by the equipment purchased with the note.	-	-

On May 2, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $250,000 which carries 0% interest. Full payment was due September 12, 2017, and the note is in default. The note is secured by the equipment purchased with the note.	81,000	87,500

On June 12, 2017, Quest entered into an equipment purchase Agreement, which carried interest at 0% with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $22,500. Full payment was due September 12, 2017, and the note is in default. The note is secured by the equipment purchased with the note.	22,500	22,500

On September 25, 2017, Quest entered into an equipment purchase Agreement, which carries 0% interest with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $350,000. The agreement provided for $20,000 monthly payments until the balance is paid in full. The note matures on September 25, 2019, and the note is in default. The note is secured by the equipment purchased with the note.	262,041	308,000

Seller Note - Deane

Deane Mining - promissory note payable to an unrelated company, with monthly interest payments of $10,000, at an interest rate of 6%, beginning June 30, 2016. The note is due December 31, 2017 and is unsecured. No payments have been made on the note and no extensions have been entered into subsequent to December 31, 2017, resulting in the note being in default.	2,000,000	2,000,000

Seller Note – Wyoming County

In conjunction with the asset acquisition, $600,000 promissory note payable to an unrelated company. See note 1. $350,000 is due on demand and the remaining $250,000 will be paid with monthly payments based on $1 per ton of coal to originate from the assets acquired, commencing November 1, 2019. $375,000 was paid in 2019. The note is due on May 7, 2019, is unsecured and carries interest at 0%. The note was in default and subsequently cured by conversion into modified debt agreement April 1, 2020.	225,000	600,000

Accounts Receivable Factoring Agreement Factoring Arrangements

McCoy, Deane and Knott County secured accounts receivable note payable to a bank. The agreement calls for interest of .30% for each 10 days of outstanding balances. The advance is secured by the accounts receivable, corporate guaranty by the Company and personal guarantees by two officers of the Company. The agreement ends in October 2019	-	1,087,413

On December 19, 2019, the Company entered into a factoring arrange with an unrelated party. The arrangement is separated into two components. The first component is a promissory note in the amount of $1,189,223 with interest equaling 1.61% and a due date of December 31, 2020. The principal will be repaid out of future sales and the note is secured by certain fixed assets of PCR. The second component is advance of customer invoices totaling 2,200,486. The advances bear interest at 7% plus a $1 per ton fee and were re-paid in January 2020, from customer receipts. The note is in default.	3,389,709	-

A customer of the Company advanced $550,000 for inventory. The advance is unsecured and bears no interest and will be recouped by future sales to the customer. The note is due on demand and currently not repaid.	550,000	-

Kentucky New Markets Development Program

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5.	4,117,139	4,117,139

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5.	1,026,047	1,026,047

Less: Debt Discounts and Loan Issuance Costs	(417,183)	(428,699)

Total note payables, net of discount	25,909,860	22,088,011
Less: Current maturities	20,494,589	14,169,139

Total Long-term note payables, net of discount	$5,415,271	$7,918,872

Convertible notes payable consisted of the following at December 31, 2019 and 2018:

	2019	2018

ARC

On October 4, 2017, ARC entered into a consolidated loan agreement with an unaffiliated entity. $7,770,000 has been advanced under the note. The agreement calls for interest of 7% and with all outstanding amounts due on demand. The Company analyzed the conversion options in the convertible loan payables for derivative accounting consideration under ASC 815, Derivative and Hedging, and determines that the transactions do not qualify for derivative treatment.  The note is secured by all assets of Quest and subsidiaries. In conjunction with the loan, warrants for up to 5,017,006 common shares were issued at an exercise price ranging from $.01 to $11.44 per share and with an expiration date of October 2, 2020. The loan had a conversion feature added during February 2019 resulting in a non cash expense of $7,362,925 The note is secured by all assets of the Company.

	$7,419,612	$-

Affiliate notes consisted of the following at December 31, 2019 and 2018:

	2019	2018

Notes payable to affiliate, due on demand with no interest and is uncollateralized. Equipment purchasing was paid by an affiliate resulting in the note payable.	$74,000	$74,000

During July 2017, an officer of the Company advanced $50,000 to Quest. During October 2018, the same officer advanced $13,500 to American Resources. The advances are unsecured, non interest bearing and due on demand.	53,639	63,500

During December 2018, an officer of the Company advanced $5,000 to Quest. The advance is unsecured, non interest bearing and due on demand.	5,000	5,000

Total affiliate note payables	132,639	142,500

Total interest expense was $2,908,579 in 2019 and $1,288,990 in 2018.

Future minimum principal payments, interest payments and payments on capital leases are as follows:

Payable In	Loan Principal	Lease Principal	Total Loan and Lease Principal	Lease Interest

2020	27,846,843	89,948	27,936,791	4,722
2021	709,791	-	709,791	-
2022	134,535	-	134,535	-
2023	139,581	-	139,581	-
2024	144,815		144,815
Thereafter	4,703,733	-	4,703,733	-

NOTE 4 - RELATED PARTY TRANSACTIONS

On June 12, 2015, the Company executed a consulting agreement with an entity with common ownership.  During prior years, the Company incurred fees totaling $17,840,615 relating to services rendered under this agreement.  The amount outstanding and payable as of December 31, 2019 and 2018, was $0 and $0, respectively. The amount is due on demand and does not accrue interest.  The amounts under the agreement were cancelled and forgiven on May 31, 2018. The forgiveness was accounted for as an increase in additional paid in capital.

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable. The balance of the note was $74,000 as of December 31, 2019 and 2018, respectively.

During 2016, the Company entered into a coal sales commission agreement with a company for which a member services as a Company Independent Director. The company is to get 2% of the net sales price on all coal sold through pre-approved customers. Commissions earned during 2019 and 2018 amounted to $29,677 and $0, respectively. As of December 31, 2019 and 2018, the balance owed on the agreement amounted to $110,828 and $81,151, respectively.

On April 30, 2017, the Company purchased $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party.  As a result of the transaction, the Company is now the creditor on the notes.  The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015.  The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016.  Both notes are in default and have been fully impaired due to collectability uncertainty. (see Note 3)

During July 2017, an officer of the Company advanced $50,000 to Quest. The advance is unsecured, non interest bearing and due on demand. During October 2018, the same officer advanced $13,500 under the same terms. (see Note 3).  The balance as of December 31, 2019 and 2018 amounted to $53,639 and $63,500, respectively.  Subsequent to year end this note was converted into a senior secured convertible note.  (see Note 10)

During December 2018, an officer of the Company advanced $5,000 to American Resources.  The advance is unsecured, non interest bearing and due on demand.  (see Note 3)  The balance as of December 31, 2019 and 2018 amounted to $5,000 and $5,000, respectively.  Subsequent to year end this note was converted into a senior secured convertible note.  (see Note 10)

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, LRR,  owned by members of the Company’s management.  LRR leases various parcels of land to QEI and engages in other activities creating miscellaneous income.  The consideration for the transaction was a note in the amount of $178,683.  The note bears no interest and is due in 2026.  As of January 28, 2017, the note was paid in full.  From October 24, 2016. this transaction was eliminated upon consolidation as a variable interest entity.  As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity.  As of December 31, 2019, and 2018, amounts owed to LRR totaled $718,156 and $474,654, respectively.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties.

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

On March 18, 2016, ERC Mining LLC, an entity consolidated as a VIE, lent $4,117,139 to an unaffiliated entity, as part of the Kentucky New Markets Development Program loans.  The note bears interest at 4% and is due March 7, 2046. The balance as of December 31, 2019 and 2018 was $4,117,139 and $4,117,139, respectively. Payments of interest only are due quarterly until March 18, 2023 at which time quarterly principal and interest are due.  The note is collateralized by the equity interests of the borrower.

The Company’s management also manages the operations of ERC Mining LLC.  ERC Mining LLC has assets totaling $4,415,860 and liabilities totaling $4,117,139 as of December 31, 2019 and 2018, respectively, for which there are to be used in conjunction with the transaction described above.  Assets totaling $3,490,087 and $3,654,772 and liabilities totaling $4,117,139 and $4,117,139, respectively, are eliminated upon consolidation as of December 31, 2019 and 2018.  The Company’s risk associated with ERC Mining LLC is greater than its ownership percentage and its involvement does not affect the Company’s business beyond the relationship described above.

NOTE 6 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. The agreement called for a monthly base fee of $20,000 in addition to certain per ton fees based on performance to be paid to ERC. Fees earned totaled $340,915 and $440,000 for 2019 and 2018, respectively. The agreement called for equipment payments to be made by the entity.

During 2019, ERC had advances of $48,611 and repayments of $197,419 of amounts previously advanced.  During 2018, ERC had advances of $48,611 and repayments of $197,419 of amounts previously advanced.  The advances are unsecured, non-interest bearing and due upon demand.

As part of the agreement, ERC retained the administrative rights to the underlying mining permit and reclamation liability.  The entity has the right within the agreement to take the mining permits and reclamation liability at any time.  In addition, all operational activity that takes place on the facility is the responsibility of the entity.  ERC acts as a fiduciary and as such has recorded cash held for the entity’s benefit as both an asset and an offsetting liability amounting to $79,662 as of December 31, 2018.  The arrangement was terminated on September 20, 2019.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The primary temporary differences that give rise to the deferred tax assets and liabilities are as follows: accrued expenses.

Deferred tax assets consisted of $5,996,494 and $2,227,849 at December 31, 2019 and 2018, respectively, which was fully reserved. Deferred tax assets consist of net operating loss carryforwards in the amount of $13,746,391 and $7,749,897 at December 31, 2019 and 2018, respectively, which was fully reserved. The net operating loss carryforwards for years 2015, 2016, 2017, 2018 and 2019 begin to expire in 2035. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

On March 25, 2020, the CARES Act was established with implications of corporate tax treatment.  The CARES Act provides that NOLs arising in a tax year beginning after December 31, 2018 and before January 1, 2021 can be carried back to each of the five tax years preceding the tax year of such loss.  The CARES Act temporarily and retroactively increases the limitation on the deductibility of interest expense under Code Sec. 163(j)(1) from 30% to 50% for the tax years beginning in 2019 and 2020.

The Company’s effective income tax rate is lower than what would be expected if the U.S. federal statutory rate (21%) were applied to income before income taxes primarily due to certain expenses being deductible for tax purposes but not for financial reporting purposes.  The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years are open to examination as of December 31, 2019.

NOTE 8 – EQUITY TRANSACTIONS

As of December 31, 2019, the following describes the various types of the Company’s securities:

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

Series A Preferred Stock

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series A Preferred stock, par value $0.0001 per share, covering up to an aggregate of 100,000 shares of Series A Preferred stock. The Series A Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Additionally, the holders of preferred stock will entitled to vote at or receive notice of any meeting of stockholders. As of the date of this filing, no shares of Series A Preferred stock are outstanding. See “Security Ownership of Certain Beneficial Owners and Management” for more detail on the Series A Preferred stockholders.

Voting Rights. The holders of Series A Preferred Stock shall be entitled to vote on an “as-converted” basis for any matters that require voting of the Class A Common Stock..

Dividend Rights. The holders of the Series A Preferred stock are entitled to receive its proportional distribution or accrual of the cash dividend as if the Series A Preferred Stock were converted to Class A Common Stock (plus any Class A Common Stock equivalents that may be entitled to receive a dividend).

Conversion Rights. The holders of the Series A Preferred stock are entitled to convert into common shares, at the holder’s discretion, Into Forty Percent (40.0%) of the outstanding amount of Class A Common Stock plus common stock equivalents that are existing at the time of the conversion, at any time and from time to time.  No additional consideration is required for the conversion.

Liquidation Rights. Upon our liquidation, dissolution, distribution of assets or other winding up, the holders of the Series A Preferred shares shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to $1.00 per share.

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

On June 12, 2019, we entered into an agreement with Golden Properties Ltd., a British Columbia company based in Vancouver, Canada (“Golden Properties”) to amend warrants “C-1”, “C-2” “C-3”, and “C-4” that were originally part of a October 4, 2017 agreement with Golden Properties that involved a series of loans made by Golden Properties to the Company. As a result, the following warrants are issued to Golden Properties:

•

Warrant B-4, for the purchase of 3,417,006 shares of common stock at $0.01 per share, as adjusted from time to time, expiring on October 4, 2020, and providing the Company with up to $34,170 in cash proceeds should all the warrants be exercised. There was no change to Warrant B-4 as part of the June 12, 2019 amendment;

•

Warrant C-1, for the purchase of 750,000 shares of common stock at $3.55 per share, as adjusted from time to time, expiring on October 4, 2020, and providing the Company with up to $2,662,500 in cash proceeds should all the warrants be exercised;

•

Warrant C-2, for the purchase of 750,000 shares of common stock at $4.25per share, as adjusted from time to time, expiring on October 4, 2020, and providing the Company with up to $2,836,000 in cash proceeds should all the warrants be exercised;

•

Warrant C-3, for the purchase of 750,000 shares of common stock at $4.50 per share, as adjusted from time to time, expiring April 4, 2022, and providing the Company with up to $3,375,000 in cash proceeds should all the warrants be exercised; and

•

Warrant C-4, for the purchase of 750,000 shares of common stock at $5.00 per share, as adjusted from time to time, expiring April 4, 2022, and providing the Company with up to $3,750,000 in cash proceeds should all the warrants be exercised.

As of the date of this annual report, 600,000 shares of Warrant B-4 have been exercised cashlessly and as a result the shareholder received 599,427 shares of common stock as a result of the exercise

Total stock based compensation expense incurred for awards to employees and directors during 2019 and 2018 was $377,255 and $63,127, respectively. Fair value was determined using the Black-Sholes Option Pricing Model.

The preferred dividend requirement for 2019 and 2018 amounted to $- and $114,850, respectively.

On July 18, 2018, the Company issued 150,000 common shares valued at $165,000 to Sylva International LLC for an agreement to provide digital marketing services to the Company. The agreement was subsequently terminated by the Company for breach of contract.

On September 14, 2018, the Company issued 105,000 common shares valued at $152,250 and 175,000 warrants valued at $163,847 to Redstone Communications LLC as compensation for the first six months of an agreement to provide for public relations with existing shareholders, broker dealers, and other investment professionals for the Company. These warrants vest immediately, have an exercise price of $1 and a 5 year term

On September 14, 2018, the Company issued 45,000 common shares valued at $65,250 and 75,000 warrants valued at $70,220 to Mr. Marlin Molinaro as compensation for the first six months of an agreement to provide for public relations with existing shareholders, broker dealers, and other investment professionals for the Company.  These warrants vest immediately, have an exercise price of $1 and a 5 year term.

On October 24, 2018, warrants totaling 69,420 common shares of the company were exercised by a non-affiliated shareholder. The exercise was a cashless exercise.

On November 5, 2018, 4,336,012 Series A Preferred shares were converted into 14,453,373 common shares of the Company in a cashless conversion.

On November 7, 2018, the Company issued 1,727,276 shares, valued at $22,091,860, as part of the consideration for the acquisition of five permits, coal processing and loading facilities, surface ownership, mineral ownership, and coal refuse storage facilities from unrelated entities by the Company’s wholly-owned subsidiary, Wyoming County Coal LLC.

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

On November 15, 2018, three independent directors were appointed. As compensation for their services, each of the directors were issued a three-year warrant to purchase up to 15,000 common shares of the Company at an exercise price of $6.00 per share, subject to certain price adjustments and other provisions found within the respective warrants. The warrants have a 3 year term, vest ratably over their term and will result in a current expense of $9,488 and a future expense of $113,850 totaling $341,550.

On November 27, 2018, 50,000 shares of Series C preferred shares were sold at $1.00 per share resulting in proceeds of $50,000 for the Company.

Under an agreement dated November 1, the Company, on December 3, 2018, issued 10,000 shares of Class A Common stock and a warrant to purchase 417 shares, valued at $2,527, of the company were issued to an unrelated firm for consulting services. The warrant has a strike price of $6.00 per share, has a two-year term, and can be exercised via a cashless exercise by the holder at any time during its term. The agreement also carries the commitment that a cash fee of $10,000 will be payable under the agreement at the time the company closes a financing of greater than $1.0 million. An additional 15,000 shares will be issued on June 1, 2019 if the agreement is still in effect.

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

On May 7, 2019, the Company issued 200,000 shares of common stock as part of a settlement to an unrelated entity for the use of certain mining equipment. The stock price at the time of issuance was $3.88 resulting in a settlement gain of $6,000.

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

On October 11, 2019, the Company issued 70,238 shares of Class A Common Stock pursuant to prior stock purchase agreement dated May 30, 2019.  The share price at issuance was $0.67.

On October 23, 2019, the Company issued 23,077 shares of Class A Common Stock pursuant to an agreement for public relations.  The share price at issuance was $0.70.

On October 31, 2019, the Company issued 50,000 shares of Class A Common Stock pursuant to an agreement for investor relations.  The share price at issuance was $0.74.

The company uses the black Scholes option pricing model to value its warrants and options. The significant inputs are as follows

	2019	2018
Expected Dividend Yield	0%	0%
Expected volatility	87.99-109%	87.97-109%
Risk-free rate	1.40-1.62%	1.03-2.73%
Expected life of warrants	1-7.75 years	2-5 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) - December 31, 2017	5,364,230	$2.638	2.835	$138,069

Granted	250,417	$1.008	4.699	$2,251,668
Forfeited or Expired	-	-	-	-
Exercised	69,420	$0.003	1.367	$194,513
Outstanding - December 31, 2018	5,545,227	$2.745	1.704	$42,063,228
Exercisable (Vested) - December 31, 2018	5,545,227	$2.745	1.704	$42,063,228

Granted	7,450,900	$2.531	-	$-
Forfeited or Expired	1,697,223	7.638	-	$-
Exercised	600,000	$0.010	-	$-
Outstanding - December 31, 2019	10,698,904	$1.856	2.310	$1,746,544
Exercisable (Vested) - December 31, 2019	10,689,904	$1.856	2.310	$1,746,544

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Exercisable (Vested) - December 31, 2017	-	-	-	-

Granted	681,830	$1.330	6.447	$405,000
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding - December 31, 2018	681,830	$1.413	6.447	$405,000
Exercisable (Vested) - December 31, 2018	70,000	$4.214	4.247	$405,000
Outstanding - December 31, 2018	681,830	$1.413	6.447	$405,000
Exercisable (Vested) - December 31, 2018	70,000	$4.214	4.247	$405,000

Granted	375,000	$3.105	6.999	$-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding - December 31, 2019	1,056,830	$1.960	5.998	$-
Exercisable (Vested) - December 31, 2019	273,943	$1.821	5.072	$-

NOTE 9 – CONTINGENCIES AND COMMITMENTS

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,368,390, the Company has accrued $2,157,106 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration totaling $905,433 of which the Company has accrued $570,876 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the company’s trade payables.

On November 7, 2018, Wyoming County Coal LLC, acquired 5 permits, coal processing and loading facilities, surface ownership, mineral ownership, and coal refuse storage facilities from unrelated entities. Consideration for the acquired assets was the assumption of reclamation bonds totaling $234,240, 1,727,273 shares of common stock of the company, a seller note of $350,000 and a seller note of $250,000. On September 20, 2019 Wyoming County received a Notice of Breach of the asset purchase agreement between WCC and Synergy Coal, LLC due to consideration of $225,000 not being paid, failure to file for permit transfers and pay delinquent transfer fees of $10,500 and other contract breaches, including failure to transfer reclamation surety bonds. WCC has paid the delinquent transfer fees and has filed for permit transfer. As a result of these steps, the seller notified us on May 17, 2020 that all breaches were cured. As of the balance sheet date and report date, the West Virginia permit transfers have not yet been approved, the seller has not been paid cash amounts due, and WCC has not substituted its reclamation surety bonds for the seller’s bond collateral.

The Empire acquisition loan in conjunction with the Empire Kentucky Land merger totaling $2,500,000 is due with $500,000 upfront and $2,000,000 due through a $1 per ton royalty off the coal sold from the acquired property and is secured by the underlying property. As of the balance sheet date the agreement was in default and the company received a breach of contract notice in September 2019. On May 8, 2020, the Company entered into a Settlement, Rescission and Mutual Release Agreement with the parties of the Empire acquisition. The agreement provides for the property of Empire to transfer back to the former parties for the return of 2,000,000 common shares of the Company and extinguishment $2,000,000 seller financing note. Additionally, permits and bonding liability associated with the Point Rock Mine were also transferred back to the original permit holders for the consideration of them assuming the reclamation liability. The default was cured on May 8, 2020 through the Settlement, Recission and Mutual Release Agreement.

On August 21, 2018, Deane and an unrelated vendor entered into a settlement agreement for past payables. Pursuant to the settlement agreement, Deane will pay the full outstanding unpaid balance in accordance with the agreed to schedule, with the full amount being due on January 3, 2019. As of the balance sheet date, Deane was in default of this agreement. The amounts were settled and converted into senior convertible notes in 2020. (See Note 10)

On April 3, 2019 KCC partially settled a case relating to a reclamation issue while the property was under former ownership. The settled amount is $100,000 which will be paid out of a prior insurance policy. The remaining portion of the case was settled during for amount of $280,000. The outstanding amount has not been paid as of the report date and is included in trade payables.

On September 26,2019, the Company received notice that a certain lease assumption as part of the PCR acquisition was being disputed by the lessor (see note 1).

During January 2020, the Company and Sylva International LLC agreed to the termination of a digital marketing consulting services agreement that the Company had entered upon mutually acceptable terms.

The company leases various office space some from an entity which was consolidated as a variable interest entity until June 30, 2018 (see note 4). The rental lease for the Company’s former principal office space expired in December 31, 2018 and continued on a month-to-month basis until February 15, 2019. The future annual rent is $6,000 through 2021. Rent expense for the year ended December 31, 2019 and 2018 amounted to $32,000 and $32,000 each period, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Empire Coal and Point Rock Settlement

On May 8, 2020, the Company entered into a Settlement, Rescission and Mutual Release Agreement with the parties of the Empire acquisition.  The agreement provides for the property of Empire to transfer back to the former parties for the return of 2,000,000 common shares of the Company and extinguishment $2,000,000 seller financing note.  Additionally, permits and bonding liability associated with the Point Rock Mine were also transferred back to the original permit holders for the consideration of them assuming the reclamation liability.

Common Stock Transactions

On May 8, 2020, 2,000,000 common shares of the company were returned as part of the Empire Coal and Point Rock Settlement.  See above.

On April 1, 2020, 600,000 common shares of the company were issued as part of the settlement with ENCECo, Inc.  See below.

On May 26, 2020, 20,000 common shares of the company were issued as part of an investor relations contract. The contract, dated March 1, 2020 has a three month term, with $7,500 in cash due monthly and the issuance of 20,000 shares that fully vest over the three month term.

Warrant Modification

On February 3 2020, we entered into a warrant adjustment agreement with Golden Properties Ltd., a British Columbia company based in Vancouver, Canada (“Golden Properties”) to amend warrants “C-1”, “C-2” “C-3”, and “C-4” that were originally part of a October 4, 2017 agreement with Golden Properties that involved a series of loans made by Golden Properties to the Company. As a result, the following warrants modified for Golden Properties:

•

Warrant C-1, for the purchase of 750,000 shares of common stock at $1.05 per share, as adjusted from time to time, expiring on January 31, 2023, and providing the Company with up to $787,500 in cash proceeds should all the warrants be exercised;

•

Warrant C-2, for the purchase of 750,000 shares of common stock at $1.05 per share, as adjusted from time to time, expiring on January 31, 2023, and providing the Company with up to $787,500 in cash proceeds should all the warrants be exercised;

•

Warrant C-3, for the purchase of 750,000 shares of common stock at $1.05 per share, as adjusted from time to time, expiring January 31, 2023, and providing the Company with up to $787,500 in cash proceeds should all the warrants be exercised; and

•

Warrant C-4, for the purchase of 750,000 shares of common stock at $1.05 per share, as adjusted from time to time, expiring January 31, 2023, and providing the Company with up to $787,500 in cash proceeds should all the warrants be exercised.

Senior Convertible Notes

On February 3, 2020, the Company formalized the issuance of senior convertible notes. The notes have a minimum offering amount of $12,500,000 and maximum of $25,000,000 and minimum investment of $500,000. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50. As of the report date, $13,251,846 of notes have been issued for the settlement of prior debt and $222,500 has been issued for cash and 1,347,434 warrants have been issued in conjunction with the issuance of the notes.

The following notes and liabilities were converted or settled into the senior convertible notes:

-	ARC Business Loan for the principal amount of $9,494,073.

-	Libertas Funding LLC for the principal amount of $375,690.

-	Wyoming County Seller Note for the principal amount of $225,000

-	Trade payable to Dominion Carbon Sales, LLC for the principal amount of $200,000

-	Trade payable to Calvin R. Tackett for the principal amount of $110,000

-	Interest and usage fees for the ENCECo, Inc. for the principal amount of $900,000

-	Coking Coal Financing, LLC for the principal amount of $1,888,444

-	Note with officers for the principal amount of $58,639.

Promissory Note

On April 21, 2020, the Company entered into a promissory note with Merchants Bank of Indiana for the amount of $2,649,800.  The note accrues interest at 1% and is due April 1, 2022.  Commencing October 21, 2020, payments of principal and interest are due on a repayment schedule of eighteen months.  The promissory note was issued pursuant to the CARES Act and SBA’s Paycheck Protection Program.

Contract Services Agreement

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corporation, an entity controlled by certain members of the Company’s management who are also directors and shareholders.  The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50%  share of cost savings. The services agreement covers all of the Company’s properties.

COVID-19

Beginning late of 2019 management anticipated adverse market conditions globally, and in response began to selectively reduce or idle coal production operations and furlough or terminate employees. During Q1 2020, the worldwide COVID-19 outbreak sharply reduced worldwide demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. Company management fully idled the Company’s operations accordingly, and the operations have remained idled through the report date. These recent, global market disruptions and developments are expected to result in lower sales and gross margins for the coal industry and the Company in 2020 and possibly beyond.

