Form 10-K/A
period 2019-12-31
American Resources Corp
filed 2020-06-01
CIK 1590715

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

NONE

Explanatory Note

American Resources is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission on May 29, 2020, for the sole purpose of filing the required XBRL reporting.

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

