Form 10-K/A
period 2019-12-31
American Resources Corp
filed 2020-06-01
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

NONE

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) of American Resources Corporation (the “Company”), as originally filed (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on May 29, 2020 to add the following disclosure regarding reliance by the Company on the SEC Order issued March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465) (the “Order”). This Amendment is being filed to include the disclosure below in accordance with the Order.

Reliance on SEC Relief from Filing Requirements

The Company filed the Original Filing in reliance on the Order, permitting the delay in filing due to circumstances related to COVID-19. The Company filed, on March 27, 2020, a Current Report on Form 8-K (the “March 30 Form 8-K”) indicating its intention to rely on the Order. As stated in the March 27 Form 8-K, the Company required additional time to finalize the Annual Report due to circumstances related to COVID-19, the disease caused by the coronavirus. The effects of COVID-19 have limited the abilities of the Company’s employees to conduct normal business activities. This, in turn, delayed the Company’s ability to complete its audit and prepare the Original Filing.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted. Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.

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

