Form 10-Q
period 2020-03-31
American Resources Corp
filed 2020-06-17
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55456

American Resources Corporation
(Exact name of registrant as specified in its charter)

Florida	46-3914127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12115 Visionary Way Fishers, Indiana
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

As of June 17, 2020, the registrant had 26,040,512 shares of Class A common stock issued and outstanding.

Explanatory Note

Reliance on SEC Relief from Filing Requirements

The Company filed the Original Filing in reliance on the Order, permitting the delay in filing due to circumstances related to COVID-19. The Company filed, on May 13, 2020, a Current Report on Form 8-K (the “May 13 Form 8-K”) indicating its intention to rely on the Order. As stated in the May 13 Form 8-K, the Company required additional time to finalize the Quarterly Report due to circumstances related to COVID-19, the disease caused by the coronavirus. The effects of COVID-19 have limited the abilities of the Company’s employees to conduct normal business activities. This, in turn, delayed the Company’s ability to complete its review and prepare the Original Filing.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended

March 31, 2020

AMERICAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash	$43,745	$3,324
Accounts Receivable	37,400	2,424,905
Inventory	150,504	515,630
Prepaid fees	175,000	-
Accounts Receivable - Other	234,240	234,240
Total Current Assets	640,889	3,178,099

OTHER ASSETS
Cash - restricted	415,487	265,487
Processing and rail facility	12,554,715	12,723,163
Underground equipment	8,550,626	8,294,188
Surface equipment	3,136,906	3,224,896
Acquired mining rights	669,860	669,860
Coal refuse storage	12,171,271	12,171,271
Less Accumulated Depreciation	(11,981,983)	(11,162,622)
Land	1,748,169	1,748,169
Note Receivable	4,117,139	4,117,139
Total Other Assets	31,382,190	32,051,551

TOTAL ASSETS	$32,023,079	$35,229,650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$11,763,906	$11,044,479
Accounts payable – related party	803,602	718,156
Accrued interest	2,363,380	2,869,763
Due to affiliate	132,639	132,000
Current portion of long term-debt (net of unamortized discount of $- and $-)	17,944,572	20,494,589
Convertible note payables – short term	-	7,419,612
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	35,335,268	45,006,407

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $425,820 and $428,699)	5,415,271	5,415,271
Convertible note payables – long term	9,164,011	-
Reclamation liability	17,521,976	17,512,613
Total Other Liabilities	32,101,258	22,927,884

Total Liabilities	67,436,526	67,934,291

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 27,410,512 and 27,410,512 shares issued and outstanding	2,740	2,740
AREC - Series A Preferred stock: $.0001 par value; 5,000,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
AREC - Series C Preferred stock: $.0001 par value; 20,000,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Additional paid-in capital	90,993,691	90,326,104
Accumulated deficit	(126,409,878)	(123,033,485)
Total Stockholders’ Equity (Deficit)	(35,413,447)	(32,704,641)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,023,079	$35,229,650

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019

Coal Sales	$524,334	$6,994,276

Total Revenue	524,334	6,994,276

Cost of Coal Sales and Processing	(1,855,187)	(6,644,087)
Accretion Expense	(370,587)	(321,701)
Depreciation	(915,052)	(816,916)
Amortization of Mining Rights	(313,224)	(536,791)
General and Administrative	(842,925)	(1,372,588)
Professional Fees	(194,046)	(4,333,896)
Production Taxes and Royalties	(160,230)	(1,259,586)
Development Costs	(128,159)	(1,600,117)

Total Operating expenses	(4,779,410)	(16,885,682)

Net Loss from Operations	(4,255,076)	(9,891,406)

Other Income and (expense)
Loss on payable settlement	-	(22,660)
Other Income	1,412,005	266,425
Amortization of debt discount and debt issuance costs	-	(134,296)
Interest Income	82,343	41,171
Interest expense	(500,640)	(324,854)
Total Other income (expense)	993,708	(174,214)

Net loss attributable to American Resources Corp. Shareholders	$(3,261,368)	$(10,065,620)

Net loss per common share - basic and diluted	$(0.12)	$(0.48)

Weighted average common shares outstanding- basic and diluted	27,267,197	20,798,065

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANAURY 1, 2020 THROUGH MARCH 31, 2020 AND JANAURY 1, 2019 THROUGH MARCH 31, 2019
UNAUDITED

	American Resources			American Resources			American Resources
	Common Stock			Preferred Series A			Preferred Series C
	Par value	0.0001		Par Value	0.0001		Par Value	0.0001		Accumulated
	Shares	Amount	APIC	Shares	Amount	APIC	Shares	Amount	APIC	Deficit	Total
Balance December 31, 2019	27,410,512	2,740	90,326,104	-	-	-	-	-	-	(123,033,485)	(32,704,641)

Issuance of Warrants in conjunction with Convertible Notes			552,562								552,562

Amortization of Warrant and Option Expense			115,025							(115,025)	-

Net loss										(3,261,368)	(3,261,368)

Balance March 31, 2020	27,410,512	2,740	90,993,691	-	-	-	-	-	-	(126,409,878)	(35,413,447)

	Common shares		Preferred Series A		Preferred Series B		Preferred Series C		Additional	Accumulated	Non
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- In Capital	Deficit Accumulated	controlling Interest	Total

Balance December 31, 2018	17,763,469	$1,776	481,780	$48	-	$-	50,000	$5	$42,913,532	$(52,115,183)	$-	$(9,199,822)

Issuance of common shares for cash, net	1,170,200	117	-	-	-	-	-	-	4,253,883	-	-	4,254,000

Issuance of common shares for services	159,000	16	-	-	-	-	-	-	1,672,184	-	-	1,672,200

Issuance of common shares for asset acquisition	2,000,000	200	-	-	-	-	-	-	24,399,800	-	-	24,400,000

Issuance of common shares for conversion of debt and accounts payable	4,417	-	-	-	-	-	-	-	49,161	-	-	49,161

Issuance of warrants to consultants	-	-	-	-	-	-	-	-	2,385,000	-	-	2,385,000

Stock option expense	-	-	-	-	-	-	-	-	68,693	-	-	68,693

Issuance of common Shares for warrant Exercise	599,427	60	-	-	-	-	-	-	(60)	-	-	-

Conversion of Series A into common stock	1,605,934	161	(481,780)	(48)	-	-	-	-	(113)	-	-	-

Conversion of Series C into common stock	13,750	1	-	-	-	-	(50,000)	(5)	4	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(10,065,620)	-	(10,065,620)

Balance March 31, 2019	23,316,197	$2,331	-	$-	-	$-	-	$-	75,742,084	$(62,180,803)	-	$13,563,612

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019

Cash Flows from Operating activities:
Net loss	$(3,261,368)	$(10,065,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	915,052	816,916
Amortization of mining rights	313,224	536,791
Accretion expense	370,587	321,701
Reduction of ARO liability due to sale of assets	(312,338)	-
Warrant expense	115,025	2,385,000
Issuance of common shares for services	-	1,672,200
Stock compensation expense	-	68,693
Amortization of issuance costs and debt discount	-	134,296
Recovery of previously impaired receivable	-	(50,806)
Change in current assets and liabilities:

Accounts receivable	2,387,505	792,381
Prepaid expenses and other assets	(175,000)	(335,174)
Inventory	365,126	(574,254)
Funds held for others	-	60,202
Accounts payable	555,516	(1,804,045)
Accounts payable – related party	85,446	104,467
Accrued interest	(506,383)	193,826
Cash provided by (used in) operating activities	852,392	(5,743,426)

Cash Flows from Investing activities:

Cash paid for PPE, net	(408,915)	(721,444)
Cash provided by (used in) investing activities	(408,915)	(721,444)

Cash Flows from Financing activities:

Principal payments on long term debt	(72,255)	(1,373,024)
Proceeds from long term debt	28,000	2,000,000
Payments on factoring agreement, net	(1,807,443)	(649,258)
Proceeds from convertible note	1,598,642	-
Proceeds from sale of common stock, net	-	4,254,000
Cash provided by financing activities	(253,056)	4,231,718

Increase (decrease) in cash and restricted cash	190,421	(2,233,152)

Cash and restricted cash, beginning of period	268,811	2,704,799

Cash and restricted cash, end of period	$459,232	$471,647

Supplemental Information
Non-cash investing and financing activities

Shares issued in asset acquisition	$-	$24,400,000
Assumption of net assets and liabilities for asset acquisitions	$-	$6,623,999
Discount on note due to beneficial conversion feature	$-	$7,362,925
Conversion of trade payable to common shares	$-	$231,661
Issuance of shares as part of note payable consideration	$-	$297,831
Warrant exercise for common shares	$-	$60
Return of shares related to employee settlement	$-	$11
Conversion of Preferred Series A Shares to common shares	$-	$161
Conversion of Preferred Series C Shares to common shares	$-	$1

Cash paid for interest	$165,728	$557,663
Cash paid for income taxes	$-	$-

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

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other period. These financial statements should be read in conjunction with the Company’s 2019 audited financial statements and notes thereto which were filed on form 10-K on May 29, 2020.

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

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of March 31, 2020 and December 31, 2019 was $47,987 and $47,987, respectively. The total balance of restricted cash also includes amounts held under the management agreement. See note 5.

During the 2019 the Company established a reclamation bonding collateral fund. The balance of the restricted cash being held totaled $250,000 and $0 as of March 31, 2020 and December 31, 2019.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the three months ended March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
Cash	$43,745	$7
Restricted Cash	415,487	471,640
Total cash and restricted cash presented in the consolidated statement of cash flows	$459,232	$471,647

Asset Acquisitions:

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

The assets acquired do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed and a cash payment of $1, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. Because the transaction closed near the end of the reporting quarter the values assigned are provisional as of March 31, 2020 while the company continues to gather information, including evaluations of mining permits, discovery of assumed unsecured payables and timing and extent of end of mine life cost. The assets acquired and liabilities assumed of Perry County Coal, LLC were as follows at the purchase date:

Assets
Coal Inventory	$659,331
Mine Development	524,268
Coal Refuse	179,522
Land	850,826
Equipment - Underground	873,161
Equipment - Surface	4,743
Processing and Loading Facility	1,954,317
Liabilities
Reclamation liability	$2,009,181
Accrued liabilities	3,036,987

On March 4, 2020, PCR entered into a sales agreement with an unrelated entity for three non-core permits which were acquired during the initial purchase on September 27, 2019. At the time of the purchase, PCR did not assign any value to the permits as they were not within the company’s plans to operate. The sale of the permits resulted in the release of $2,386,439 of reclamation bonds and $336,995 of asset retirement obligation liability. Consideration received was $700,000 in cash and $300,000 in equipment. The equipment has not been received as of the report date. The transaction resulted in a gain on sale of $1,061,225.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the period ending March 31, 2020 and 2019, $- and $- were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2018	$18,538,009
Accretion – 3 months March 31, 2019	321,701
Reclamation work – 3 months March 31, 2019	-
Balance at March 31, 2019	$18,859,710

Balance at December 31, 2019	$19,839,782
Accretion – 3 months March 31, 2020	370,587
Reclamation work – 3 months March 31, 2020	-
Sale of PCR Permits	(361,225)
Balance at March 31, 2020	$19,849,144

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

Allowance for trade receivables as of March 31, 2020 and December 31, 2019 amounted to $0, for both periods. Allowance for other accounts receivables as of March 31, 2020 and December 31, 2019 amounted to $0 and $0, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of March 31, 2020 and December 31, 2019.

Reclassifications: Reclassifications have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2020 and December 31, 2019, property and equipment were comprised of the following:

	March 31, 2020	December 31, 2019
Processing and rail facility	$12,554,715	$12,723,163
Underground equipment	8,550,626	8,294,188
Surface equipment	3,136,906	3,224,896
Coal refuse storage	12,171,271	12,171,271
Mine Development	669,860	669,860
Land	1,748,169	907,193
Less: Accumulated depreciation	(11,981,983)	(11,162,662)

Total Property and Equipment, Net	$27,265,051	$27,668,855

Depreciation expense amounted to $915,052 and $816,916 for the periods March 31, 2020 and March 31, 2019, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the three-month period ended March 31, 2020, principal payments on long term debt totaled $72,255. During the three-month period ended March 31, 2020, increases to long term debt totaled $1,626,642, primarily from cash received in the form of a senior convertible note totaling $1,598,642. The notes have a minimum offering amount of $12,500,000 and maximum of $25,000,000 and minimum investment of $500,000. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50.

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

During the three-month period ended March 31, 2020 proceeds from the factoring agreement totaled $0 and repayments according to the factoring agreement totaled $1,807,443.

During the three-month period ended March 31, 2019 proceeds from the factoring agreement totaled $10,472,108, and repayments according to the factoring agreement totaled $11,121,366.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending March 31, 2020, royalty expense incurred with LRR amounted to $85,419 and amounts advanced from LRR amounted $932 and amounts repaid amounted to $905. For the three-month period ending March 31, 2019, royalty expense incurred with LRR amounted to $104,469 and amounts advanced from LRR amounted to $0 and amounts repaid to LRR amounted to $0. As of March 31, 2019, total amounts owed LRR amounted to $579,123.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corporation, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings which includes payroll covering aforementioned members of the Company’s management. The services agreement covers all of the Company’s properties. For the 3 months ended March 31, 2020 amounts incurred under the agreement amounted to $107,621 and amounts paid totaled $97,837. As of March 31, 2020, amounts payable under the agreement amounted to $9,784. For the 3 months ended March 31, 2020, service charges covering members of the Company’s management amounted to $0.

NOTE 5 – EQUITY TRANSACTIONS

Employee stock compensation expense for the three-month period ending March 31, 2020 and 2019 amounted to $115,025 and $68,693 respectively.

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

New Warrant Issuances

On February 3, 2020 Warrant C-5 was issued in connection to the conversion of $9,494,073 of outstanding debt into the senior convertible note. Warrant C-5 is for 949,407 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of February 3, 2023.

On February 19, 2020 Warrant C-13 was issued in connection to purchase of $22,500 of the senior convertible notes. Warrant C-5 is for 2,250 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of April 1, 2022.

On February 20, 2020 Warrant C-6 was issued in connection to purchase of $200,000 of the senior convertible notes. Warrant C-6 is for 20,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of February 20, 2022.

The company uses the black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	March 31, 2020		March 31, 2019
Expected Dividend Yield	0%		0%
Expected volatility	123-617%		87.97-109%
Risk-free rate	1.40-1.62%	%	2.40-2.33%
Expected life of warrants	2.310-5.748 years		1.62 – 6.20 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) – December 31, 2018	5,545,227	$2.745	1.704	$42,063,228
Granted	330,500	$2.206	4.106	$1,026,255
Forfeited or Expired	-	$-	-	$-
Exercised	600,000	$0.010	1.688	$4,869,250
Outstanding - March 31, 2019	5,275,727	$2.867	1.620	$13,945,162
Exercisable (Vested) - March 31, 2019	5,275,727	$2.867	1.620	$13,945,162

Exercisable (Vested) – December 31, 2019	10,689,904	$1.856	2.310	$1,746,544
Granted	3,969,407	$1.160	2.596	$-
Forfeited or Expired	3,138,889	$4.452	1.21	$2,363,611
Exercised	-	$-	-	$-
Outstanding - March 31, 2020	11,529,422	$0.892	2.751	$5,027,760
Exercisable (Vested) - March 31, 2020	11,529,422	$0.891	2.753	$5,027,760

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2018	681,830	$1.413	6.447	$405,000
Exercisable (Vested) – December 31, 2018	70,000	$4.214	4.247	$405,000
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - March 31, 2019	681,830	$1.330	6.200	$80,998
Exercisable (Vested) - March 31, 2019	70,000	$4.214	4.000	$80,998

Outstanding – December 31, 2019	1,056,830	$1.960	5.998	$-
Exercisable (Vested) – December 31, 2019	273,943	$1.821	5.072	$-
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - March 31, 2020	1,056,830	$1.960	5.748	$551,260
Exercisable (Vested) - March 31, 2020	273,943	$1.821	4.823	$58,287

NOTE 6 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,228,790, the Company has accrued $2,251,057 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration totaling $892,638 of which the Company has accrued $588,846 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the company’s trade payables.

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

On March 1, 2020 the Company entered into an investor relations consulting contract with a non-related entity. The contract has a three month term, with $7,500 in cash due monthly and the issuance of 20,000 shares that fully vest over the three month term.

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

NOTE 7 - SUBSEQUENT EVENTS

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

On May 26, 2020, 20,000 common shares of the company were issued as part of an investor relations contract. The contract, dated March 1, 2020 has a three month term, with $7,500 in cash due monthly and the issuance of 20,000 shares that fully vest over the three month term. The contract expired on June 1, 2020 and both parties are working together on renewal terms.

Settlements into and Issuances of Senior Convertible Notes (See Note 6)

Below are the transactions completed through the Senior Convertible Notes subsequent to the balance sheet date:

The following issuance of Senior Convertible Notes:

-	April 1, 2020 – Issuance of $22,500 of notes for cash proceeds to an unrelated party

The following notes and liabilities were converted or settled into the senior convertible notes:

-	April 1, 2020 - Libertas Funding LLC for the principal amount of $375,690

-	April 1, 2020 - Wyoming County Seller Note for the principal amount of $225,000

-	April 1, 2020 - Trade payable to Dominion Carbon Sales, LLC for the principal amount of $200,000

-	April 1, 2020 - Trade payable to Calvin R. Tackett for the principal amount of $110,000

-	April 1, 2020 - Interest and usage fees for the ENCECo, Inc. for the principal amount of $900,000

-	April 1, 2020 - Coking Coal Financing, LLC for the principal amount of $1,888,444

-	April 14, 2020 - Note with officers for the principal amount of $58,639

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

Warrant Conversion

On June 11, 2020, the company received notice of exercise of 10,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $10,500 in cash consideration.

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

On January 5, 2017, American Resources Corporation (ARC or the Company) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (Quest Energy), a private company incorporated in the State of Indiana on May 2015 with offices at 12115 Visionary Way, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky and western West Virginia.

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

We have not classified, and as a result, do not have any “proven” or “probable” reserves as defined in United States Securities and Exchange Commission Industry Guide 7, and as a result, our company and its business activities are deemed to be in the exploration stage until mineral deposits are defined on our properties.

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

The PointRock Mine is a surface mine in a variety of coal seams, primarily in the Pond Creek, the Lower Alma, the Upper Alma, and Cedar Grove coal seams and located near Phelps, Kentucky. Coal has been produced from the PointRock Mine in the past under different operators. Quest Energy acquired the PointRock Mine in April 2018 and primarily performed reclamation work during 2019. PointRock is anticipated to be mined via contour, auger, and highwall mining techniques. The coal will be stockpiled on-site and trucked approximately 23 miles to McCoy Elkhorn’s preparation facilities. The PointRock Mine is anticipated to be operated as a modified contractor mine, whereby McCoy Elkhorn provides certain mining infrastructure and equipment for the operations and pays a contractor a fixed per-ton fee for managing the workforce, procuring other equipment and supplies, and maintaining the equipment and infrastructure in proper working order. The PointRock Mine has the estimated capacity to produce up to approximately 15,000 tons per month of coal and has not yet started coal production under McCoy Elkhorn’s ownership.

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

Mines:

The Wayland Surface Mine is a surface waste-rock reprocessing mine in a variety of coal seams (primarily the Upper Elkhorn 1 coal seam) located near Wayland, Kentucky. The Wayland Surface Mine is mined via area mining through the reprocessing of previously processed coal, and the coal is trucked approximately 22 miles to the Mill Creek Preparation Plant at Deane Mining, where it is processed and sold. The Wayland Surface Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. During June 2018, production at the Wayland Surface Mine commenced under Quest Energy’s ownership which occurred during May 2018 and was idled during June 2019 due to the company’s continued focus on the metallurgical and industrial markets.

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

Wyoming County Coal LLC

General:

Located within Wyoming County, West Virginia, Wyoming County Coal is comprised of two idled underground mining permits and the three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. The two idled mining permits are undisturbed underground mines that are anticipated to utilize room-and-pillar mining. The coal controlled at Wyoming County Coal (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any “proven” or “probable” deposits under such definition and are classified as an “Exploration Stage” pursuant to Industry Guide 7.

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

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. Coal sales currently come from the Company’s McCoy Elkhorn’s Mine #15 and Carnegie 1 mines, and Perry’s E4-2 mine. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

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

Property

Our principal offices were located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expired in December 2018 and is continuing on a month-to-month basis through January 2020. On February 14, 2020 the Company moved its principal offices to 12115 Visionary Way Fishers, IN 46038. A lease through December 2026 was executed. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

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

The Company currently has approximately 11 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $524,334 for the three-months ended March 31, 2020 and $6,994,276 operating revenue for the three-months ended March 31, 2019. We have incurred net loss attributable to American Resources shareholders in the amount of $3,261,368 and a net loss of $10,065,620 respectively for the same periods.

The primary driver for decrease in revenue was a decrease in coal production during the Covid-19 global pandemic.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common share equity investments and loans.

For the three months ended March 31, 2020 and 2019, coal sales and processing expenses were $1,855,187 and $6,664,087 respectively, development costs, including loss on settlement of ARO were $128,159 and $1,600,117, respectively, and production taxes and royalties $160,230 and $1,259,586, respectively. Depreciation expense for the three months ended March 31, 2020 and 2019 were $915,052 and $816,916 respectively.

Liquidity and Capital Resources

As of March 31, 2020, and 2019, our available cash was $43,745 and $7. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales. We do not have any credit lines currently available to fund our liquidity requirements, and currently there is uncertainty regarding our ability to execute on the above strategy.

For the three months ending March 31, 2020 our net cash flow provided by operating activities was $852,392 and for the period ending March 31, 2019 the net cash flow used in operating activities was $5,743,426.

For the three months ending March 31, 2020 and 2019 net cash provided by (used in) investing activities were $(408,915) and $721,444 respectively.

For the three months ending March 31, 2020 and 2019 net cash proceeds (used in) from financing activities were $(253,056) and $4,231,718 respectively.

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

Business Effect of Covid-19

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

None.

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

With respect to the period ending March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2020, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2020 that have materially affected the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations.

Please see financial statement note 6 for detail on cases.

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

AMERICAN RESOURCES CORPORATION

Date: June 17, 2020	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

