Form 10-Q
period 2020-06-30
American Resources Corp
filed 2020-07-23
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55456

American Resources Corporation
(Exact name of registrant as specified in its charter)

Florida	46-3914127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12115 Visionary Way Fishers, IN 46038

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

As of July 22, 2020, the registrant had 26,250,512 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and six months ended

June 30, 2020

AMERICAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash	$1,618,582	$3,324
Accounts Receivable	37,400	2,424,905
Inventory	150,504	515,630
Prepaid fees	175,000	-
Accounts Receivable - Other	234,240	234,240
Total Current Assets	2,215,726	3,178,099

OTHER ASSETS
Cash - restricted	535,641	265,487
Processing and rail facility	12,554,715	12,723,163
Underground equipment	7,850,626	8,294,188
Surface equipment	3,136,906	3,224,896
Acquired mining rights	669,860	669,860
Coal refuse storage	12,171,271	12,171,271
Less Accumulated Depreciation	(12,715,725)	(11,162,622)
Land	1,748,169	1,748,169
Note Receivable	4,117,139	4,117,139
Total Other Assets	30,068,602	32,051,551

TOTAL ASSETS	$32,284,328	$35,229,650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$11,456,102	$11,044,479
Accounts payable – related party	885,029	718,156
Accrued interest	1,197,050	2,869,763
Due to affiliate	74,000	132,000
Current portion of long term-debt (net of unamortized discount of $- and $134,296)	16,601,920	20,494,589
Current portion of convertible debt, (net of unamortized discount of $- and $-)	-	7,419,612
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	32,541,270	45,006,407

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $422,941 and $428,699)	4,731,760	5,415,271
Convertible note payables – long term	14,517,371	-
Reclamation liability	14,981,814	17,512,613
Total Other Liabilities	34,230,945	22,927,884

Total Liabilities	66,772,215	67,934,291

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 26,040,512 and 27,410,512 shares issued and outstanding	2,603	2,740
AREC - Series A Preferred stock: $.0001 par value; 5,000,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
AREC - Series C Preferred stock: $.0001 par value; 20,000,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Additional paid-in capital	90,611,151	90,326,104
Accumulated deficit	(125,101,641)	(123,033,485)
Total Stockholders’ Equity (Deficit)	(34,487,887)	(32,704,641)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,284,328	$35,229,650

 The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

    CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	For the six months ended June 30, 2020	For the six months ended June 30, 2019

Coal Sales	$-	$9,321,250	$524,334	$16,315,526
Metal Aggregating, Processing and Sales	226,836	-	226,836	-
Processing Services Income	-	20,876	-	20,876

Total Revenue	226,836	9,342,126	751,170	16,336,402

Cost of Coal Sales and Processing	(662,556)	(5,654,568)	(2,517,743)	(12,298,655)
Accretion Expense	(370,587)	(320,098)	(741,174)	(641,799)
Depreciation	(293,746)	(804,889)	(1,208,798)	(1,621,805)
Amortization of Mining Rights	(313,224)	(802,590)	(626,448)	(1,339,381)
General and Administrative	(684,307)	(990,918)	(1,527,231)	(2,363,506)
Professional Fees	(316,280)	(631,934)	(510,326)	(4,965,830)
Production Taxes and Royalties	(89,827)	(603,957)	(250,057)	(1,863,543)
Development Costs	(307,247)	(2,887,448)	(435,406)	(4,487,565)

Total Operating Expenses	(3,037,774)	(12,696,402)	(7,817,183)	(29,582,084)

Net Loss from Operations	(2,810,938)	(3,354,276)	(7,066,013)	(13,245,182)

Other Income and (expense)
Other Income	(1,726,184)	214,529	(314,179)	480,954
Gain on Sale of Assets	6,820,949	-	6,820,949	-
Loss on settlement of payable	-	-	-	(22,660)
Amortization of debt discount and issuance costs	(5,758)	(2,869,118)	(5,758)	(7,502,979)
Interest Income	41,171	41,172	123,514	82,343
Warrant Modification Expense	-	(2,545,360)	-	(2,545,360)
Interest expense	(1,011,003)	(447,989)	(1,511,643)	(772,843)
Total Other income (expense)	4,119,175	(5,606,766)	5,112,883	(10,280,545)

Net Income (Loss)	$1,308,237	$(8,961,042)	$(1,953,130)	$(23,526,227)

Net loss per common share - basic and diluted	$.05	$(0.38)	$(.07)	$(1.07)

Weighted average common shares outstanding	26,833,809	23,345,857	27,122,160	22,078,999

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANAURY 1, 2019 THROUGH JUNE 30, 2019 AND JANAURY 1, 2020 THROUGH JUNE 30, 2020
UNAUDITED

Statement of Stockholders’ Deficit
June 30, 2020

	Common Shares		Preferred Series A		Preferred Series C			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Total
Balance December 31, 2019	27,410,512	$2,740	-	$-	-	$-	$90,326,104	$(123,033,485)	$(32,704,641)

Issuance of Warrants in conjunction with Convertible Notes	-	-	-	-	-	-	552,562	-	552,562

Amortization of Warrant and Option Expense	-	-	-	-	-	-	115,025	115,025	-

Net loss	-	-	-	-	-	-	-	(3,261,368)	(3,261,368)

Balance March 31, 2020	27,410,512	2,740	-	-	-	-	90,993,691	(126,409,878)	(35,413,447)

Issuance of Warrants in conjunction with Convertible Notes	-	-	-	-	-	-	671,138	-	671,138

Return of common shares in conjunction with asset sale	(2,000,000)	(200)	-	-	-	-	(1,840,000)	-	(1,840,200)

Issuance of common shares in conjunction with debt settlement	600,000	60	-	-	-	-	642,000	-	642,060

Issuance of common shares pursuant to investor relations contract	20,000	2	-	-	-	-	18,798	-	18,800

Issuance of common shares in conjunction of warrant exercise for cash	10,000	1	-	-	-	-	10,499	-	10,500

Amortization of Warrant and Option Expense	-	-	-	-	-	-	115,025	-	115,025

Net income (loss)	-	-	-	-	-	-	-	1,308,237	1,308,237

Balance June 30, 2020	26,040,512	$2,603	-	$-	-	$-	$90,611,151	$(125,101,641)	$(34,487,887)

	Common Shares		Preferred Series A		Preferred Series C			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Total
Balance December 31, 2018	17,763,469	$1,776	481,780	$48	50,000	$5	$42,913,532	$(52,115,183)	$(9,199,822)

Issuance of common shares for cash, net	1,170,200	117	-	-	-	-	4,253,883	-	4,254,000

Issuance of common shares for services	159,000	16	-	-	-	-	1,672,184	-	1,672,200

Issuance of common shares for asset acquisition	2,000,000	200	-	-	-	-	24,399,800	-	24,400,000

Issuance of common shares for conversion of debt and accounts payable	4,417	-	-	-	-	-	49,161	-	49,161
									-
Issuance of warrants to consultants	-	-	-	-	-	-	2,385,000	-	2,385,000

Stock option expense	-	-	-	-	-	-	68,693	-	68,693

Issuance of common shares for warrant exercise	599,427	60	-	-	-	-	(60)	-	-

Conversion of Series A Preferred into common stock	1,605,934	161	(481,780)	(48)	-	-	(113)	-	-

Conversion of Series C into common stock	13,750	1	-	-	(50,000)	(5)	4	-	-

Beneficial conversion on note payable	-	-	-	-	-	-	7,362,925	-	7,362,925

Net loss	-	-	-	-	-	-	-	(14,565,185)	(14,565,185)

Balance March 31, 2019	23,316,197	2,331	-	-	-	-	83,105,009	(66,680,368)	16,426,972

Issuance of common shares for cash, net	25,000	3	-	-	-	-	99,997	-	100,000

Issuance of common shares for services	58,000	6	-	-	-	-	133,834	-	133,840

Issuance of warrants to consultants	-	-	-	-	-	-	139,500	-	139,500

Issuance of common shares for conversion of accounts payable	50,000	5	-	-	-	-	182,495	-	182,500

Common shares issued on note payable	25,000	3	-	-	-	-	87,247	-	87,250

Stock option expense	-	-	-	-	-	-	73,603	-	73,603

Cancellation of common shares	(107,000)	(11)	-	-	-	-	11	-	-

Warrant modification Expense	-	-	-	-	-	-	2,545,360	-	2,545,360

Net loss	-	-	-	-	-	-	-	(8,961,042)	(8,961,042)

Balance June 30, 2019	23,367,197	$2,337	-	$-	-	$-	$86,367,056	$(75,641,410)	$10,727,983

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended	For the six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating activities:
Net loss	$(1,953,130)	$(23,526,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,208,798	1,621,805
Amortization of mining rights	626,448	1,339,381
Accretion expense	741,174	641,799
Liabilities reduced due to sale of assets	(3,271,973)	-
Recovery of previously impaired accounts receivable	-	(50,806)
Amortization of issuance costs and debt discount	-	7,502,979
Warrant modification expense	-	2,545,360
Stock option expense	142,296	142,296
Issuance of warrants in connection with convertible notes	1,223,700	-
Issuance of shares for services	18,800	-
Issuance of shares for debt settlement	642,060	-
Warrant expense	87,754	2,524,500
Shares returned as part of asset sale	(1,840,200)	-
Share compensation expense	-	1,806,040
Change in current assets and liabilities:

Accounts receivable	2,387,505	(597,015)
Inventory	365,126	42,774
Prepaid expenses and other assets	(175,000)	(335,174)
Accounts payable	296,597	(1,679,980)
Funds held for others	-	(59,707)
Accrued interest	(1,672,713)	579,486
Accounts payable - related party	108,234	123,002
Cash used in operating activities	(1,064,524)	(7,379,486)

Cash Flows from Investing activities:

Cash received (paid) for PPE, net	417,857	(735,495)
Cash provided by (used in) investing activities	417,857	(735,495)

Cash Flows from Financing activities:

Principal payments on long term debt	(72,255)	(2,314,680)
Proceeds from convertible debt	1,751,477	-
Proceeds from the sale of common stock, net	10,500	4,354,000
Proceeds from long term debt	2,649,800	4,299,980
Net proceeds from (payments to) factoring agreement	(1,807,443)	565,657
Cash provided by financing activities	2,532,079	6,904,957

Increase(decrease) in cash and restricted cash	1,885,412	(1,210,024)

Cash and restricted cash, beginning of period	268,811	2,704,799

Cash and restricted cash, end of period	$2,154,223	$1,494,775

Supplemental Information
Non-cash investing and financing activities
Assumption of net assets and liabilities for asset acquisitions	$-	$2,500,000
Common shares issued in asset acquisition	$-	$24,400,000
Conversion of accounts payable to common stock	$-	$231,661
Issuance of common shares with note payable	$-	$87,250
Conversion of Series A Preferred into common stock	$-	$161
Conversion of Series B Preferred into common stock	$-	$1
Warrant exercise for common shares	$-	$60
Discount on note due to beneficial conversion feature	$-	$7,362,925
Cancellation of common shares	$-	$11

Cash paid for interest	$208,154	$281,832
Cash paid for income taxes	$-	$-

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Quest Energy Inc (QEI), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC), Wyoming County Coal (WCC), Empire Kentucky Land, Inc, Colonial Coal Company, Inc. (Empire), Perry County Resources LLC (PCR), American Rare Earth LLC (ARE) and American Metals LLC (AM). All significant intercompany accounts and transactions have been eliminated.

On June 8, 2020, American Rare Earth LLC was created as a wholly owned subsidiary of American Resources Corp for the purpose of exploring and monetizing rare earth mineral deposits.

On June 28, 2020, American Metals LLC was created as a wholly owned subsidiary of American Resources Corp for the purpose of aggregating, processing and selling recovered steel and metals.

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other period. These financial statements should be read in conjunction with the Company’s 2018 audited financial statements and notes thereto which were filed on Form 10-K on May 29, 2020.

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

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of June 30, 2020 and December 31, 2019 was $19,138 and $47,987, respectively.

The total balance of restricted cash also includes amounts held under the management agreement in the amount of $0 and $79,662, respectively. The management agreement was terminated in 2019 upon the Gold Star acquisition.

During 2019 the Company established a reclamation bonding collateral fund. The balance of the restricted cash being held totaled $250,000 and $250,000 as of June 30, 2020 and December 31, 2019.

During 2020, the Company established an escrow account for certain assumed liabilities in the PCR acquisition. The balance as of June 30, 2020 and December 31, 2019 was $149,000 and $0, respectively.

 The balance as of June 30, 2020 and December 31, 2019 was $535,641 and $411,692, respectively.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the six months ended June 30, 2020 and June 30, 2019.

	June 30, 2020	June 30, 2019
Cash	$1,618,582	$1,129,790
Restricted Cash	535,641	364,985
Total cash and restricted cash presented in the consolidated statement of cash flows	$2,154,223	$1,494,775

Asset Acquisition:

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

On May 8, 2020, the Company entered into a Settlement, Rescission and Mutual Release Agreement with the parties of the Empire acquisition. The agreement provides for the property of Empire to transfer back to the former parties for the return of 2,000,000 common shares of the Company and extinguishment $2,000,000 seller financing note. Additionally, permits and bonding liability associated with the Point Rock Mine were also transferred back to the original permit holders for the consideration of them assuming the reclamation liability. The transaction resulted in a gain on sale of $6,820,949 for the 6 month period ending June 30, 2020.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the periods ending June 30, 2020 and 2019, $- and $- were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2019	$19,839,782
Accretion – six months June 30, 2020	741,174
Reclamation work – six months June 30, 2020	-
Reduction of ARO due to dispositions	(3,271,973)
Balance at June 30, 2020	$17,308,983

Balance at December 31, 2018	$18,538,806
Accretion – six months June 30, 2019	641,799
Reclamation work – six months June 30, 2019	-
Balance at June 30, 2019	$19,180,605

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

Our revenue is comprised of sales of mined coal, sales of recovered metals and services for processing coal. All of the activity is undertaken in eastern Kentucky.

Revenue from metal recovery and sales are recognized when conditions within the contract or sales agreement are met including transfer of title.

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

Allowance for trade receivables as of June 30, 2020 and December 31, 2019 amounted to $0, for both periods. Allowance for other accounts receivables, including note receivables as of June 30, 2020 and December 31, 2019 amounted to $1,494,570 and $0, respectively. The allowance related to the purchase of a note receivable from a third party. The note receivable has collateral in certain mining permits which are strategic to KCC. Timing of payment on the note is uncertain resulting a full allowance for the note.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of June 30, 2020 and December 31, 2019.

Reclassifications: Reclassifications of prior periods have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2020 and December 31, 2019, property and equipment were comprised of the following:

	June 30, 2020	December 31, 2019
Processing and rail facility	$12,554,715	$12,723,163
Underground equipment	7,850,626	8,294,188
Surface equipment	3,136,906	3,224,896
Coal refuse storage	12,171,271	12,171,271
Mine Development	669,860	669,860
Land	1,748,169	1,748,169
Less: Accumulated depreciation	(12,715,725)	(11,162,662)

Total Property and Equipment, Net	$25,415,822	$27,668,885

Depreciation expense amounted to $293,746 and $804,889 for the three month periods June 30, 2020 and June 30, 2019, respectively. Depreciation expense amounted to $1,208,798 and $1,621,805 for the six month periods June 30, 2020 and June 30, 2019, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the six-month period ended June 30, 2020, principal payments on long term debt totaled $72,255. During the six-month period ended June 30, 2020, increases to long term debt totaled $4,401,277, primarily from cash received from the senior convertible debt offering and cash received from the SBA’s Paycheck Protection Program.

The senior convertible note has a minimum offering amount of $12,500,000 and maximum of $25,000,000 and minimum investment of $500,000. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50.

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

During the six-month period ended June 30, 2020, proceeds from the factoring agreement totaled $0 and repayments totaled $1,807,443.

During the six-month period ended June 30, 2019, proceeds from the factoring agreement totaled $16,710,921 and repayments totaled $16,145,264.

NOTE 4 - RELATED PARTY TRANSACTIONS

Land Resources & Royalties

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending June 30, 2020, royalty expense incurred with LRR amounted to $81,165 and amounts advanced from LRR amounted $971 and amounts repaid amounted to $709. For the three-month period ending June 30, 2019, royalty expense incurred with LRR amounted to $34,173 and amounts advanced from LRR amounted to $26,568 and amounts repaid to LRR amounted to $42,208.

For the six-month period ending June 30, 2020, royalty expense incurred with LRR amounted to $81,165 and amounts advanced from LRR amounted $1,903 and amounts repaid amounted to $1,615. For the six-month period ending June 30, 2019, royalty expense incurred with LRR amounted to $69,564 and amounts advanced from LRR amounted to $26,568 and amounts repaid to LRR amounted to $42,208.

As of June 30, 2020, total amounts owed LRR amounted to $885,029.

Land Betterment Corp

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corporation (LBET), an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings which includes payroll covering aforementioned members of the Company’s management. The services agreement covers all of the Company’s properties.

For the three-months ended June 30, 2020 amounts incurred under the agreement amounted to $450,367 and amounts paid totaled $50,785. For the three-months ended June 30, 2020, service charges covering members of the Company’s management amounted to $0.

For the six-months ended June 30, 2020 amounts incurred under the agreement amounted to $548,203 and amounts paid totaled $148,621. For the six-months ended June 30, 2020, service charges covering members of the Company’s management amounted to $0.

As of June 30, 2020, total amounts owned to LBET amounted to $399,582.

NOTE 5 – EQUITY TRANSACTIONS

Employee stock compensation expense for the three-month period ending June 30, 2020 and 2019 amounted to $115,025 and $73,603 respectively.

Employee stock compensation expense for the six-month period ending June 30, 2020 and 2019 amounted to $230,050 and $142,296 respectively.

Common Share Transactions

On April 1, 2020, 600,000 common shares of the company were issued as part of the settlement with ENCECo, Inc. See below. The closing common stock price on this date was $1.07.

On May 8, 2020, 2,000,000 common shares of the company were returned as part of the Empire Coal and Point Rock Settlement. See above. The closing common stock price on this date was $0.92

On May 26, 2020, 20,000 common shares of the company were issued as part of an investor relations contract. The contract, dated March 1, 2020 has a three month term, with $7,500 in cash due monthly and the issuance of 20,000 shares that fully vest over the three month term. The contract expired on June 1, 2020 and both parties are working together on renewal terms. The closing common stock price on this date was $0.94

On June 11, 2020, the company received notice of exercise of 10,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $10,500 in cash consideration.

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

On February 20, 2020 Warrant C-6 was issued in connection to the purchase of $200,000 of the senior convertible notes. Warrant C-6 is for 20,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of February 20, 2022.

On April 1, 2020 Warrant C-7 was issued in connection to the conversion of $375,690 of outstanding debt into the senior convertible notes. Warrant C-7 is for 37,569 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of April 1, 2022.

On April 1, 2020 Warrant C-8 was issued in connection to the conversion of $225,000 of outstanding debt into the senior convertible notes. Warrant C-8 is for 22,500 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of April 1, 2022.

On April 1, 2020 Warrant C-9 was issued in connection to the conversion of $900,000 of outstanding debt into the senior convertible notes. Warrant C-9 is for 90,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of April 1, 2022.

On April 1, 2020 Warrant C-10 was issued in connection to the conversion of $1,888,444 of outstanding debt into the senior convertible notes. Warrant C-10 is for 188,844 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of April 1, 2022.

On April 1, 2020 Warrant C-11 was issued in connection to the conversion of $200,000 of outstanding debt into the senior convertible notes. Warrant C-11 is for 20,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of April 1, 2022.

On April 1, 2020 Warrant C-12 was issued in connection to the conversion of $110,000 of outstanding debt into the senior convertible notes. Warrant C-12 is for 11,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of April 1, 2022.

On April 1, 2020 Warrant C-13 was issued in connection to the purchase of $22,500 of the senior convertible notes. Warrant C-13 is for 2,250 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of April 1, 2022.

On April 14, 2020 Warrant C-15 was issued in connection to the purchase of $53,639 of the senior convertible notes. Warrant C-15 is for 5,364 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of April 14, 2022.

On April 14, 2020 Warrant C-16 was issued in connection to the purchase of $5,000 of the senior convertible notes. Warrant C-16 is for 500 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of April 14, 2022.

On June 1, 2020 Warrant C-18 was issued in connection to the issuance of $2,000 of the senior convertible notes. Warrant C-18 is for 200 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 1, 2022.

On June 5, 2020 Warrant C-22 was issued in connection to the issuance of $2,000 of the senior convertible notes. Warrant C-22 is for 200 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 5, 2022.

On June 11, 2020 Warrant C-19 was issued in connection to the issuance of $1,019,573 of the senior convertible notes. Warrant C-19 is for 101,957 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 11, 2022.

On June 11, 2020 Warrant C-20 was issued in connection to the issuance of $474,996 of the senior convertible notes. Warrant C-20 is for 47,500 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 11, 2022.

On June 15, 2020 Warrant C-23 was issued in connection to the issuance of $2,000 of the senior convertible notes. Warrant C-23 is for 200 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 15, 2022.

On June 16, 2020 Warrant C-24 was issued in connection to the issuance of $12,154 of the senior convertible notes. Warrant C-24 is for 1,215 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 16, 2022.

On June 22, 2020 Warrant C-21 was issued in connection to the purchase of $180,000 of the senior convertible notes. Warrant C-21 is for 18,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 30, 2022.

On June 23, 2020 Warrant C-25 was issued in connection to the issuance of $2,000 of the senior convertible notes. Warrant C-25 is for 200 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 23, 2022.

On June 30, 2020 Warrant C-26 was issued in connection to the issuance of $2,000 of the senior convertible notes. Warrant C-26 is for 200 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 30, 2022.

On June 30, 2020 Warrant C-21 was issued in connection to the purchase of $570,000 of the senior convertible notes. Warrant C-26 is for 57,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 30, 2022.

The company uses the black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	June 30, 2020	June 30, 2019
Expected Dividend Yield	0%	0%
Expected volatility	123-617%	94.35-97.29%
Risk-free rate	1.40-1.62%	1.4-1.62%
Expected life of warrants	1.596-6.151 years	.68-6.93 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) – December 31, 2018	5,545,227	$2.745	1.704	$42,063,228
Granted	3,405,500	$4.115	-	$-
Forfeited or Expired	1,697,223	$7.638	-	$-
Exercised	600,000	$0.010	1.688	$4,869,250
Outstanding – June 30, 2019	6,653,504	$2.301	1.835	$9,274,358
Exercisable (Vested) – June 30, 2019	6,653,504	$2.301	1.835	$9,274,358

Exercisable (Vested) – December 31, 2019	10,689,904	$1.856	2.310	$1,746,544
Granted	4,574,106	$1.205	2.279	$420,000
Forfeited or Expired	3,172,222	$4.443	.96	$2,390,944
Exercised	10,000	$1.050	4.16	$1,400
Outstanding - June 30, 2020	12,090,788	$0.915	2,474	$5,079,782
Exercisable (Vested) - June 30, 2020	12,090,788	$0.915	2,474	$5,079,782

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2018	681,830	$1.413	6.447	$405,000
Exercisable (Vested) – December 31, 2018	70,000	$4.214	4.247	$405,000
Granted	175,000	$2.630	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding – June 30, 2019	856,830	$1.596	6.151	$48,750
Exercisable (Vested) – June 30, 2019	70,000	$4.214	3.751	$48,750

Outstanding – December 31, 2019	1,056,830	$1.960	5.998	$-
Exercisable (Vested) – December 31, 2019	273,943	$1.821	5.072	$-
Granted	750,000	$1.130	-	$52,500
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - June 30, 2020	1,806,830	$1.615	6.108	$686,548
Exercisable (Vested) - June 30, 2020	332,276	$1.963	4.811	$222,216

NOTE 6 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,365,990, the Company has accrued $2,120,540 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration totaling $903,461 of which the Company has accrued $569,038 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the company’s trade payables.

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

The company leases various office space some from an entity which was consolidated as a variable interest entity until June 30, 2018 (see note 4). The rental lease for the Company’s former principal office space expired in December 31, 2018 and continued on a month-to-month basis until February 15, 2020. On February 14, the Company moved its principal offices to 12115 Visionary Way Fishers, IN 46038. A lease through December 2026 was executed. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

NOTE 7 - SUBSEQUENT EVENTS

On July 6, 2020, the company received notice of exercise of 210,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $220,500 in cash consideration.

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

Quest Energy currently has seven coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining) and Wyoming County Coal LLC (Wyoming County), Quest Processing LLC (Quest Processing), Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers and specialty products.

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

Other potential customers of Knott County Coal include industrial customers and specialty customers.

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

Permits:

Wyoming County Coal controls two coal mining permits that are in the initial planning phase and three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. Any mine that is brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations. As of the report date, the permits have not been fully transferred as they await final regulatory approval. On September 20, 2019 Wyoming County received a Notice of Breach of the asset purchase agreement between WCC and Synergy Coal, LLC due to consideration of $225,000 not being paid, failure to file for permit transfers and pay delinquent transfer fees of $10,500 and other contract breaches, including failure to transfer reclamation surety bonds. Subsequent to the balance sheet date, WCC has paid the delinquent transfer fees and has filed for permit transfer. As a result of these steps, the seller notified us on May 17, 2020 that all breaches were cured. As of the balance sheet date and report date, the West Virginia permit transfers have not yet been approved, the seller has not been paid cash amounts due, and WCC has not substituted its reclamation surety bonds for the seller’s bond collateral. The transfer of any new permits to the Company is subject to regulatory approval. This approval is subject to the review of both unabated or uncorrected violations that are listed on the Applicator Violator List. The Company, to include several of its subsidiaries, does have unabated and/or uncorrected violations that are listed on the Applicator Violator List. Should the state regulators believe that the Company is not in the process of abating or correcting the currently outstanding issues associated with their currently held permits they may choose not to issue the Company any new permits until such issues are properly rectified.

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

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), the Raven Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned ERC Mining LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of June 30, 2020. ERC Mining LLC is considered a variable interest entity and is consolidated into Quest Energy’s financial statements.

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

Property

Our principal offices were located at 9002 Technology Lane, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expired in December 2018 and is continuing on a month-to-month basis through January 2020. On February 14, 2020 the Company moved its principal offices to 12115 Visionary Way Fishers, IN 46038. A lease through December 2026 was executed. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and at 1845 South KY Highway 15, Hazard, Kentucky 41701 and pay $1,702 per month rent and $476 per month rent, respectively, and the rental leases expire January 1, 2030 at both locations.

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

Results of Operations

Our consolidated operations had operating revenues of $226,836 and $751,170 for the three-months and six-months ended June 30, 2020 and $9,342,126 and $16,336,402 operating revenue for the three-months and six-months ended June 30, 2019.

For the three-months and six-months ended June 30, 2020 we have incurred net income and (loss) attributable to American Resources Corporation Shareholders in the amount of $1,308,237 and $(1,953,130). For the three-months and six-months ended June 30, 2019 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $8,961,042 and $23,526,227.

The primary driver for decrease in revenue was a decrease in coal production during the Covid-19 global pandemic.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common stock equity investments and loans.

For the three months ended June 30, 2020 and 2019, coal sales and processing expenses were $662,556 and $5,654,568 respectively, development costs, including loss on settlement of ARO were $307,247 and $2,887,448, respectively, and production taxes and royalties $89,827 and $603,957, respectively. Depreciation expense for the same periods ended June 30, 2020 and 2019 were $293,746 and $804,889 respectively.

For the six months ended June, 2020 and 2019, coal sales and processing expenses were $2,517,743 and $12,298,655 respectively, development costs, including loss on settlement of ARO were $435,406 and $4,487,565, respectively, and production taxes and royalties $250,057 and $1,863,543, respectively. Depreciation expense for the same periods ended June 30, 2020 and 2019 were $1,208,798 and $1,621,805 respectively.

Liquidity and Capital Resources

As of June 30, 2020, our available cash was $2,154,223. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales.

For the six months ending June 30, 2020 our net cash flow used in operating activities was $1,064,524 and for the six months ending June 30, 2019 the net cash flow used in operating activities was $7,379,486.

For the six months ending June 30, 2020 and 2019 net cash proceeds from and (used in) investing activities were $417,857 and $(735,495) respectively.

For the six months ending June 30, 2020 and 2018 net cash proceeds from financing activities were $2,532,079 and $6,904,957 respectively.

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

As of June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of June 30, 2020, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2020 that have materially affected the Company’s internal controls over financial reporting.

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

During the 6-month period ending June 30, 2020 sales of unregistered equity securities totaled 620,000 which were for 600,000 of debt settlement and 20,000 for investor relations contract.

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

AMERICAN RESOURCES CORPORATION

Date: July 22, 2020	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board (Principal Executive Officer)

