Form 10-Q
period 2020-09-30
American Resources Corp
filed 2020-10-29
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

As of October 28, 2020, the registrant had 35,602,410 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and nine months ended

September 30, 2020

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash	$753,910	$3,324
Accounts Receivable	46,150	2,424,905
Inventory	150,503	515,630
Prepaid fees	175,000	-
Accounts Receivable - Other	234,240	234,240
Total Current Assets	1,359,803	3,178,099

OTHER ASSETS
Cash - restricted	637,806	265,487
Processing and rail facility	11,591,273	12,723,163
Underground equipment	6,838,417	8,294,188
Surface equipment	2,527,576	3,224,896
Acquired mining rights	561,575	669,860
Coal refuse storage	12,134,192	12,171,271
Less Accumulated Depreciation	(11,971,657)	(11,162,622)
Land	1,572,435	1,748,169
Note Receivable	4,117,139	4,117,139
Total Other Assets	28,008,756	32,051,551

TOTAL ASSETS	$29,368,559	$35,229,650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,640,915	$6,604,134
Accounts payable – nontrade	4,012,674	4,440,345
Accounts payable – related party	979,146	718,156
Accrued interest	573,526	2,869,763
Due to affiliate	74,000	132,639
Current portion of long term-debt (net of issuance costs and debt discount of $0 and $134,296)	12,469,374	20,494,589
Current portion of convertible debt	-	7,419,612
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	26,076,804	45,006,407

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $408,546 and $417,183)	4,734,639	5,415,271
Convertible note payables – long term	16,911,548	-
Reclamation liability	15,222,499	17,512,613
Total Other Liabilities	36,868,686	22,927,884

Total Liabilities	62,945,490	67,934,291

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 28,400,512 and 27,410,512 shares issued and outstanding, respectively	2,839	2,740
AREC - Series A Preferred stock: $.0001 par value; 5,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
AREC - Series C Preferred stock: $.001 par value; 20,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Additional paid-in capital	91,397,889	90,326,104
Accumulated deficit	(124,977,659)	(123,033,485)
Total American Resources Corporation’s Stockholders’ Equity (Deficit)
Total Stockholders’ Deficit	(33,576,931)	(32,704,641)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,368,559	$35,229,650

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months September 30, 2020	Three Months September 30, 2019	Nine Months September 30, 2020	Nine Months September 30, 2019

Coal Sales	$-	$1,847,279	$524,334	$18,162,805
Metal Aggregating, Processing and Sales	294,646	-	521,482	-
Processing Services Income	-	-	-	20,876

Total Revenue	294,646	1,847,279	1,045,816	18,183,681

Cost of Coal Sales and Processing	(72,692)	(2,956,306)	(2,590,435)	(15,254,961)
Accretion Expense	(240,685)	(320,900)	(981,859)	(962,699)
Depreciation	(646,438)	(1,414,942)	(1,855,236)	(3,036,747)
Amortization of mining rights	(313,224)	(252,729)	(939,672)	(1,592,110)
General and Administrative	(132,676)	(1,434,545)	(1,659,908)	(3,798,051)
Professional Fees	(175,832)	(170,937)	(686,158)	(5,136,767)
Production Taxes and Royalties	(154,604)	(948,148)	(404,660)	(2,811,691)
Development Costs	(792,926)	(1,425,024)	(1,228,333)	(5,912,589)

Total Operating Expenses	(2,529,078)	(8,923,531)	(10,346,261)	(38,505,615)

Net Loss from Operations	(2,234,432)	(7,076,252)	(9,300,445)	(20,321,934)

Other Income	160,635	770,405	(153,544)	1,251,359
Gain on interest forgiven	832,500	-	832,500	-
Gain on Depreciation Recapture	1,706,569	-	1,706,569	-
Gain on sale of stock	-	-	6,820,949	-
Loss on settlement of payable	-	-		(22,660)
Amortization of debt discount and issuance costs	(2,879)	(219,218)	(8,637)	(7,722,197)
Interest Income	41,172	82,343	164,686	164,686
Warrant Modification Expense	-	-	-	(2,545,360)
Interest expense	(379,583)	(901,810)	(1,891,226)	(1,674,653)

Total Other income (expense)	2,358,413	(268,280)	7,471,297	(10,548,825)

Net Income (Loss)	123,982	(7,344,532)	(1,829,148)	(30,870,759)

Net loss per common share - basic and diluted	$0.00	$(0.30)	$(0.07)	$(1.34)

Weighted average common shares outstanding	26,785,364	24,886,763	27,009,075	23,025,762

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANAURY 1, 2020 THROUGH SEPTEMBER 30, 2020 AND JANAURY 1, 2019 THROUGH SEPTEMBER 30, 2019
UNAUDITED

	Common Shares		Preferred Series A		Preferred Series C			Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Total
Balance December 31, 2018	17,763,469	$1,776	481,780	$48	50,000	$5	$42,913,532	$(52,115,183)	$-	$(9,199,822)

Issuance of common shares for cash, net	1,170,200	117	-	-	-	-	4,253,883	-	-	4,254,000

Issuance of common shares for services	159,000	16	-	-	-	-	1,672,184	-	-	1,672,200

Issuance of common shares for asset acquisition	2,000,000	200	-	-	-	-	24,399,800	-	-	24,400,000

Issuance of common shares for conversion of debt and accounts payable	4,417	-	-	-	-	-	49,161	-	-	49,161
										-
Issuance of warrants to consultants	-	-	-	-	-	-	2,385,000	-	-	2,385,000

Stock option expense	-	-	-	-	-	-	68,693	-	-	68,693

Issuance of common shares for warrant exercise	599,427	60	-	-	-	-	(60)	-	-	-

Conversion of Series A Preferred into common stock	1,605,934	161	(481,780)	(48)	-	-	(113)	-	-	-

Conversion of Series C into common stock	13,750	1	-	-	(50,000)	(5)	4	-	-	-

Beneficial conversion on note payable due to modification	-	-	-	-	-	-	7,362,925	-	-	7,362,925

Net loss	-	-	-	-	-	-	-	(14,565,185)	-	(14,565,185)

Balance March 31, 2019	23,316,197	2,331	-	-	-	-	83,105,009	(66,680,368)	-	16,426,972

	Common Shares		Preferred Series A		Preferred Series C			Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Total
Issuance of common shares for cash, net	25,000	3	-	-	-	-	99,997	-	-	100,000

Issuance of common shares for services	58,000	6	-	-	-	-	133,834	-	-	133,840

Issuance of warrants to consultants	-	-	-	-	-	-	139,500	-	-	139,500

Issuance of common shares for conversion of accounts payable	50,000	5	-	-	-	-	182,495	-	-	182,500

Common shares issued in connection with note payable	25,000	3	-	-	-	-	87,247	-	-	87,250

Stock option expense	-	-	-	-	-	-	73,603	-	-	73,603

Cancellation of common shares	(107,000)	(11)	-	-	-	-	11	-	-	-

Warrant modification Expense	-	-	-	-	-	-	2,545,360	-	-	2,545,360

Net loss	-	-	-	-	-	-	-	(8,961,042)	-	(8,961,042)

Balance June 30, 2019	23,367,197	2,337	-	-	-	-	86,367,056	(75,641,410)	-	10,727,983

Issuance of common shares and warrants issued for public offering, net	3,600,000	359	-	-	-	-	3,409,241	-	-	3,409,600

Common shares issued in connection with note payable	300,000	30	-	-	-	-	210,551	-	-	210,581

Underwriter Warrants	-	-	-	-	-	-	4,098	-	-	4,098

Stock option expense	-	-	-	-	-	-	103,060	-	-	103,060

Net loss	-	-	-	-	-	-	-	(7,344,532)	-	(7,344,532)

Balance September 30, 2019	27,267,197	$2,726	-	$-	-	$-	$90,094,006	$(82,985,942)	$-	$7,110,790

The accompanying footnotes are integral to the unaudited consolidated financial statements

	American Resources
	Common Stock
	Par value	0.0001		Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance December 31, 2019	27,410,512	$2,740	$90,326,104	$(123,033,485)	$(32,704,641)

Issuance of Warrants in conjunction with Convertible Notes	-	-	552,562	-	552,562

Amortization of Warrant and Option Expense	-	-	115,025	(115,025)	-

Net loss	-	-	-	(3,261,368)	(3,261,368)

Balance March 31, 2020	27,410,512	2,740	90,993,691	(126,409,878)	(35,413,447)

Issuance of Warrants in conjunction with Convertible Notes	-	-	671,138	-	671,138

Common Stock Issuances	-	-	-	-	-

April 1 600,000 for loan modification	600,000	60	642,000	-	642,060

May 8 Return of 2,000,000 shares for Empire	(2,000,000)	(200)	(1,840,000)	-	(1,840,200)

May 26 20,000 for Investor Relations Contract	20,000	2	18,798	-	18,800

June 11 10,000 warrants exercised for cash	10,000	1	10,499	-	10,500

Amortization of Warrant and Option Expense	-	-	115,025	-	115,025

Net Income	-	-	-	1,308,237	1,308,237

Balance June 30, 2020	26,040,512	2,603	90,611,151	(125,101,641)	(34,487,887)
					-
July Warrants Exercised	-	29	293,866	-	293,895
					-
Conversion of Senior Convertible Notes	-	2	20,091	-	20,093
					-
Issuance of Warrants in conjunction with Convertible Notes	-	-	371,371	-	371,371
					-
Conversion of Senior Convertible Notes	-	205	(205)	-	-
					-
Amortization of Warrant and Stock Option Expense	-	-	101,615	-	101,615
					-
Net Income	-	-	-	123,982	123,982

Balance September 30, 2020	26,040,512	$2,839	$91,397,889	$(124,977,659)	$(33,576,931)

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months September 30, 2020	For the Nine Months September 30, 2019
Cash Flows from Operating activities:
Net loss	$(1,829,148)	$(30,870,759)
Adjustments to reconcile loss to net cash
Depreciation	1,855,236	3,036,747
Amortization of mining rights	939,672	1,592,110
Accretion expense	981,859	962,699
Cancelation of debt	-	-
Liabilities reduced due to sale of assets	(3,271,973)	-
Recovery of previously impaired receipts	-	(50,806)
Amortization of debt discount	-	7,722,197
Warrant expense	230,050	2,528,598
Warrant modification expense	-	2,545,360
Option expense	-	245,356
Issuance of common shares for services	18,800	1,806,040
Issuance of common shares for debt settlement	642,060	-
Return of common shares for property sale	(1,840,200)	-

Change in current assets and liabilities:

Accounts receivable	2,378,755	1,300,654
Inventory	365,126	(840,526)
Prepaid expenses and other assets	(175,000)	(335,174)
Accounts payable	(303,567)	(2,274,582)
Funds held for others	-	(79,662)
Due to affiliates	202,351	164,526
Accrued interest	(2,296,237)	858,406
Cash used in operating activities	(2,102,216)	(11,688,816)

Cash Flows from Investing activities:

Cash paid for PPE, net	-	(327,250)
Cash received in asset acquisitions, net	417,857	650,000
Cash provided by (used in) investing activities	417,857	322,750

Cash Flows from Financing activities:

Principal payments on long term debt	(1,072,745)	(2,548,111)
Proceeds from long term debt	28,000	5,139,399
Proceeds from convertible debt	3,638,277	399,980
Proceeds from related party	-	8,639
Issuance of warrants in conjunction with convertible notes	1,223,700	-

Net proceeds from (payments to) factoring agreement	(1,807,443)	(1,087,413)
Sale of common stock for cash in connection with public offering	-	4,354,000
Sale of common stock for cash issued with warrants in connection with public offering	-	3,409,600
Sale of common stock in connection with warrant conversions	797,475	-
Cash provided by financing activities	2,807,264	9,676,094

Increase (Decrease) in cash and restricted cash	1,122,905	(1,689,972)
Cash and restricted cash, beginning of period	268,811	2,704,799
Cash and restricted cash, end of period	$1,391,716	$1,014,827

Supplemental Information
Cash paid for interest	$208,154	$389,437
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Shares issued in asset acquisition	$-	$24,400,000
Assumption of net assets and liabilities for asset acquisitions	$-	$8,787,748
Issuance of warrants in conjunction with convertible notes	$1,223,700	$-
Conversion of accounts payable into common shares	$-	$231,661
Beneficial Conversion Feature on note payable due to modification	$-	$7,362,925
Shares issued in connection with note payable	$-	$297,831
Conversion of Series A Preferred into common shares	$-	$161
Conversion of Series C Preferred into common shares	$-	$1
Return of shares related to employee settlement	$-	$11
Warrant exercise for common shares	$-	$60

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation (ARC or the Company) operates through subsidiaries that were acquired or formed in 2020, 2019, 2018, 2016 and 2015 for the purpose of acquiring, rehabilitating and operating various natural resource assets including coal used in the steel making and industrial markets.

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

On June 8, 2020, American Rare Earth LLC was created as a wholly owned subsidiary of American Resources Corp for the purpose of developing and monetizing rare earth mineral deposits.

On June 28, 2020, American Metals LLC was created as a wholly owned subsidiary of American Resources Corp for the purpose of aggregating, processing and selling recovered steel and metals.

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other period. These financial statements should be read in conjunction with the Company’s 2019 audited consolidated financial statements and notes thereto which were filed on Form 10-K on May 29, 2020.

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

Restricted cash: As part of the Kentucky New Markets Development Program an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of September 30, 2020 and December 31, 2019 was $19,138 and $47,897, respectively. The total balance of restricted cash also includes amounts held under the management agreement in the amount of $0 and $82,828, respectively. See note 5 for terms of the management agreement. The balance as of September 30, 2020 and December 31, 2019 includes in the amount of $251,168 and $0, respectively, to pay for assumed liabilities in the PCR asset acquisition.

The balance as of September 30, 2020 and December 31, 2019 was $637,806 and $265,487, respectively.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the nine months ended September 30, 2020 and September 30, 2019.

	September 30, 2020	September 30, 2019
Cash	$753,910	$716,840
Restricted Cash	637,806	297,987
Total cash and restricted cash presented in the consolidated statement of cash flows	$1,391,716	$1,014,827

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

On September 27, 2019, PCR closed and acquired certain assets in exchange for assuming certain liabilities of Perry County Coal, LLC and a cash payment of $1. The preliminary fair values of the asset retirement obligation liabilities assumed were determined to be $2,009,181. Additional assumed liabilities total $1,994,727. The liabilities assumed do not require fair value readjustments.

The assets acquired do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed and a cash payment of $1, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. Because the transaction closed near the end of the reporting quarter the values assigned were provisional as of December 31, 2019 while the company continues to gather information, including evaluations of mining permits, discovery of assumed unsecured payables and timing and extent of end of mine life cost. As of September 30, 2020, the values assigned were deemed final.

The assets acquired and liabilities assumed of Perry County Coal, LLC were as follows at the purchase date:

Assets
Coal Inventory	$523.150
Mine Development	415,984
Coal Refuse	142,443
Land	675,092
Equipment - Underground	692,815
Equipment - Surface	3,763
Processing and Loading Facility	1,550,663
Liabilities
Reclamation liability	2,009,181
Accrued liabilities	1,994,727

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

On May 8, 2020, the Company entered into a Settlement, Rescission and Mutual Release Agreement with the parties of the Empire acquisition. The agreement provides for the property of Empire to transfer back to the former parties for the return of 2,000,000 common shares of the Company and extinguishment $2,000,000 seller financing note. Additionally, permits and bonding liability associated with the Point Rock Mine were also transferred back to the original permit holders for the consideration of them assuming the reclamation liability. The transaction resulted in a gain on sale of $6,820,949 for the 9 - month period ending September 30, 2020.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the periods ending September 30, 2020 and 2019, $- and $- were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2018	$18,538,806
Accretion – nine months September 30, 2019	962,699
Reclamation work – nine months September 30, 2019	-
Asset disposition	-
Gold Star Acquisition	1,300,000
Perry County Acquisition	2,950,761
Balance at September 30, 2019	$23,752,266

Balance at December 31, 2019	$19,839,782
Accretion – nine months September 30, 2020	981,859
Reclamation work – nine months September 30, 2020	-
Asset disposition	(3,271,973)
Balance at September 30, 2020	$17,549,668

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

Our revenue is comprised of sales of mined coal, sales of recovered metals and services for processing coal. All of the activity is undertaken in eastern Kentucky and Southern Indiana.

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

Allowance for trade receivables as of September 30, 2020 and December 31, 2019 amounted to $0, for both periods. Allowance for other accounts receivables, including note receivables as of September 30, 2020 and December 31, 2019 amounted to $1,494,570 and $0, respectively. The allowance related to the purchase of a note receivable from a third party. The note receivable has collateral in certain mining permits which are strategic to KCC. Timing of payment on the note is uncertain resulting a full allowance for the note.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of September 30, 2020 and December 31, 2019.

Reclassifications: Reclassifications of prior periods have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2020 and December 31, 2019, property and equipment were comprised of the following:

	September 30, 2020	December 31, 2019
Processing and rail facility	$11,591,273	$12,723,163
Underground equipment	6,838,417	8,294,188
Surface equipment	2,527,576	3,224,896
Coal refuse storage	12,134,192	12,171,271
Mine development	561,575	669,860
Land	1,572,435	1,748,169
Less: Accumulated depreciation	(11,971,657)	(11,162,662)

Total Property and Equipment, Net	$23,253,811	$27,668,885

Depreciation expense amounted to $646,438 and $1,414,942 for the three month periods September 30, 2020 and September 30, 2019, respectively. Depreciation expense amounted to $1,855,236 and $3,036,747 for the nine month periods September 30, 2020 and September 30, 2019, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the nine-month period ended September 30, 2020, principal reductions of long term debt totaled $1,072,745. During the nine-month period ended September 30, 2020, increases to long term debt totaled $3,666,277, primarily from the senior convertible debt offering.

The senior convertible note has a minimum offering amount of $12,500,000 and maximum of $25,000,000 and minimum investment of $500,000. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50.

During the nine-month period ended September 30, 2019, principal payments on long term debt totaled $2,548,111. During the nine-month period ended September 30, 2019, increases to long term debt totaled $8,039,379.

During the nine-month period ended September 30, 2020, proceeds from the factoring agreement totaled $0 and repayments totaled $1,807,443.

During the nine-month period ended September 30, 2019, proceeds from the factoring agreement totaled $16,710,922 and repayments totaled $17,798,335.

NOTE 4 - RELATED PARTY TRANSACTIONS

Land Resources & Royalties

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending September 30, 2020, royalty expense incurred with LRR amounted to $68,251 and amounts advanced from LRR amounted $25,866 and amounts repaid amounted to $0. For the three-month period ending September 30, 2019, royalty expense incurred with LRR amounted to $112,107 and amounts advanced from LRR amounted to $31,507 and amounts repaid to LRR amounted to $100,000.

For the nine-month period ending September 30, 2020, royalty expense incurred with LRR amounted to $149,416 and amounts advanced from LRR amounted $27,769 and amounts repaid amounted to $1,615. For the nine-month period ending September 30, 2019, royalty expense incurred with LRR amounted to $231,685 and amounts advanced from LRR amounted to $137,562 and amounts repaid to LRR amounted to $137,209.

As of September 30, 2020, total amounts owed LRR amounted to $979,146.

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

For the nine-months ended September 30, 2020 amounts incurred under the agreement amounted to $1,263,766 and amounts paid totaled $864,184. For the nine-months ended September 30, 2020, service charges covering members of the Company’s management amounted to $0.

As of September 30, 2020, total amounts owed to LBET amounted to $399,582 which has been included in trade payables.

NOTE 5 – EQUITY TRANSACTIONS

Employee stock compensation expense for the three-month period ending September 30, 2020 and 2019 amounted to $101,615 and $103,060 respectively.

Employee stock compensation expense for the nine-month period ending September 30, 2020 and 2019 amounted to $331,665 and $245,354 respectively.

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

On July 6, 2020, the company received notice of exercise of 100,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $105,000 in cash consideration.

On July 6, 2020, the company received notice of exercise of 20,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $21,000 in cash consideration.

On July 6, 2020, the company received notice of exercise of 40,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $42,000 in cash consideration.

On July 7, 2020, the company received notice of exercise of 50,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $52,500 in cash consideration.

On July 24, 2020, the company received notice of exercise of 40,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $42,000 in cash consideration.

On July 24, 2020, the company received notice of exercise of 29,900 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $31,395 in cash consideration.

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

On June 5, 2020 Warrant C-27 was issued in connection to the issuance of $2,000 of the senior convertible notes. Warrant C-27 is for 200 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 5, 2022.

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

On June 30, 2020 Warrant C-21 was issued in connection to the purchase of $570,000 of the senior convertible notes. Warrant C-21 is for 57,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of June 30, 2022.

On August 19, 2020 Warrant C-28 was issued in connection to the purchase of $2,081,273 of the senior convertible notes. Warrant C-22 is for 208,127 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of August 19, 2022.

On August 26, 2020 Warrant C-22 was issued in connection to the purchase of $150,000 of the senior convertible notes. Warrant C-22 is for 15,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of August 26, 2022.

On September 8, 2020 Warrant C-14 was issued in connection to the purchase of $134,367 of the senior convertible notes. Warrant C-14 is for 13,437 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of September 8, 2022.

On September 14, 2020 Warrant C-29 was issued in connection to the purchase of $105,000 of the senior convertible notes. Warrant C-29 is for 10,500 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of September 14, 2022.

On September 14, 2020 Warrant C-30 was issued in connection to the purchase of $105,000 of the senior convertible notes. Warrant C-30 is for 10,500 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of September 14, 2022.

On September 16, 2020 Warrant C-31 was issued in connection to the purchase of $105,000 of the senior convertible notes. Warrant C-31 is for 10,500 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of September 16, 2022.

On September 29, 2020 Warrant C-32 was issued in connection to the purchase of $105,000 of the senior convertible notes. Warrant C-32 is for 10,500 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of September 29, 2022.

On September 30, 2020 Warrant C-33 was issued in connection to the purchase of $105,000 of the senior convertible notes. Warrant C-33 is for 10,500 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of September 30, 2022.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the warrant and option fair value:

Warrant and Option Fair Value Inputs

	September 30, 2020	September 30, 2019
Expected Dividend Yield	0%	0%
Expected volatility	123-479%	87.97-97.29%
Risk-free rate	1.40-1.62%	1.4-1.62%
Expected life of warrants	1.596-6.151 years	.43-7.75 years

The following is a summary of the Company’s stock warrant activity for the nine months September 30, 2020:

Company Warrants:

WARRANTS
December 31, 2019 to September 30, 2020
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding - December 31, 2018	5,545,227	$2.745	1.704	$42,063,228
Exercisable - December 31, 2018	5,545,227	$2.745	1.704	$42,063,228
Granted	7,450,900	$2.516	-	$-
Forfeited or Expired	1,697,223	$7.638	-	$-
Exercised	600,000	$0.010	-	$-
Outstanding - September 30, 2019	10,698,904	$1.831	2.855	$1,633,863
Exercisable - September 30, 2019	10,698,904	$1.831	2.855	$1,633,863

Exercisable - December 31, 2019	10,689,904	$1.856	2.310	$1,746,544
Granted	4.952,670	$1.217	2.013	$1,432,786
Forfeited or Expired	3,172,222	$4.443	1.19	$706,437
Exercised	2,359,822	$0.138	1.37	$3,214,338
Outstanding - September 30, 2020	10,119,530	$1.114	2.687	$5,152,399
Exercisable - September 30, 2020	10,119,530	$1.114	2.687	$5,152,399

The following is a summary of the Company’s stock option activity for the nine months September 30, 2020:

Company Options:

OPTIONS
December 31, 2019 to September 30, 2020
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding - December 31, 2018	681,830	$1.413	6.447	$405,000
Exercisable - December 31, 2018	70,000	$4.214	4.247	$405,000
Granted	375,000	$3.105	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - September 30, 2019	1,056,830	$1.960	6.250	$-
Exercisable - September 30, 2019	273,943	$1.821	5.324	$-

Outstanding - December 31, 2019	1,056,830	$1.960	5.998	$-
Exercisable - December 31, 2019	273,943	$1.821	5.072	$-
Granted	750,000	$1.130	6.715	$292,500
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - September 30, 2020	1,806,830	$1.615	5.856	$1,130,333
Exercisable - September 30, 2020	536,220	$1.597	4.707	$399,489

NOTE 6 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,452,700, the Company has accrued $2,031,314 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration amount to $947,302 of which the Company has accrued $564,560 as a payable.  During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the company’s trade payables.

On November 7, 2018, Wyoming County Coal LLC, acquired 5 permits, coal processing and loading facilities, surface ownership, mineral ownership, and coal refuse storage facilities from unrelated entities. Consideration for the acquired assets was the assumption of reclamation bonds totaling $234,240, 1,727,273 shares of common stock of the company, a seller note of $350,000 and a seller note of $250,000. On September 20, 2019 Wyoming County received a Notice of Breach of the asset purchase agreement between WCC and Synergy Coal, LLC due to consideration of $225,000 not being paid, failure to file for permit transfers and pay delinquent transfer fees of $10,500 and other contract breaches, including failure to transfer reclamation surety bonds. During 2020, WCC has paid the delinquent transfer fees and has filed for permit transfer and the seller note was satisfactorily converted into the AREC’s convertible note offering. As a result of these steps, the seller notified us on May 17, 2020 that all breaches were cured. As of the balance sheet date, the West Virginia permit transfers have not yet been approved, the seller has not been paid cash amounts due, and WCC has not substituted its reclamation surety bonds for the seller’s bond collateral.

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

NOTE 7 - SUBSEQUENT EVENTS

On October 7, 2020, the company received notice of exercise of 1,441,369 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $1,513,437 in cash consideration.

On October 8, 2020, the company received notice of exercise of 72,895 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $76,540 in cash consideration.

On October 8, 2020, the Company issued 5,200,000 shares of Class A Common Stock at a price of $2.50 per share in conjunction with its effective S-3/A Registration Statement. Net proceeds to the Company amounted to $12,030,000.

On October 9, 2020, the company received notice of exercise of 90,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $26,250 in cash consideration.

On October 19, 2020, the company received notice of exercise of 105,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $110,250 in cash consideration.

On October 20, 2020, the company received notice of exercise of 45,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $47,250 in cash consideration.

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

Efforts to diversify revenue streams have led to the establishment of additional subsidiaries; American Metals LLC (AM) which is focused on the recovery and sale of recovered metal and steel and American Rare Earth LLC (ARE) which is focused on the aggregation and monetization of critical and rare earth element deposits.

We have not classified, and as a result, do not have any “proven” or “probable” reserves as defined in United States Securities and Exchange Commission Industry Guide 7, and as a result, our company and its business activities are deemed to be in the exploration stage until mineral reserves are defined on our properties.

McCoy Elkhorn Coal LLC

General:

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of two “hot idle” mines (Mine #15 and the Carnegie 1 Mine), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines in various stages of development or reclamation. McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal.

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

Both the Davidson Branch Preparation Plant and the rail loadout are operational, and any work required on any of the plant or loadouts would be routine maintenance. The allocated cost of for the property at Perry County Resources paid by the Company is $1,550,663.

Additional Permits:

In addition to the above mine, preparation facility, and related permits, Perry County Resources holds four additional coal mining permits that are idled or in development. Any idled mines that are brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations. Three of the idled permits were sold to an unrelated entity on March 4, 2020 for $700,000 cash and $300,000 of value for equipment. The permits were successfully transferred on July 9, 2020.

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

Processing and Transportation:

The idled preparation plant is a 165 ton-per-hour coal preparation facility located near the underground mine portal. The rail loadout associated with the preparation plant is a rail loadout serviced by the Indiana Rail Road. The preparation plant has a coarse refuse and slurry impoundment. The allocated cost of for the property at Gold Star paid by the Company is $-.

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

Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. Please see financial statement note 9 for detail on legal matters.

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

Property

Our principal offices were located at 9002 Technology Way, Fishers, Indiana 46038. We paid $2,500 per month in rent for the office space and the rental lease expired in December 2018 and was continuing on a month-to-month basis through January 2020. On February 14, 2020 the Company moved its principal offices to 12115 Visionary Way Fishers, IN 46038. A lease through December 2026 was executed. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and at 1845 South KY Highway 15, Hazard, Kentucky 41701 and currently pay $1,702 per month rent and $476 per month rent, respectively, and the rental leases expire January 1, 2030 at both locations.

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

The Company currently has approximately 10 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with four members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $294,646 and $1,045,816 for the three-months and nine-months ended September 30, 2020 and $1,847,279 and $18,183,681 operating revenue for the three-months and nine-months ended September 30, 2019.

For the three-months ended September 30, 2020 we have incurred net income attributable to American Resources Corporation shareholders in the amount of $123,982 for the and nine-months ended September 30, 2020 we have incurred a net loss of $1,829,148. For the three-months and nine-months ended September 30, 2019 we have incurred net loss attributable to American Resources Corporation shareholders in the amount of $7,344,532 and $30,870,759.

The primary driver for decrease in revenue was a decrease in coal production during the Covid-19 global pandemic.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, sale of common shares, cash from operations and loans.

For the three months ended September 30, 2020 and 2019, coal sales and processing expenses were $72,692 and $2,956,305 respectively, development costs, including loss on settlement of ARO were $792,926 and $1,425,024, respectively, and production taxes and royalties $154,604 and $948,148, respectively. Depreciation expense for the same periods ended September 30, 2020 and 2019 were $646,438 and $1,414,942 respectively.

For the nine months ended September 30, 2020 and 2019, coal sales and processing expenses were $2,590,435 and $15,254,961 respectively, development costs, including loss on settlement of ARO were $1,228,333 and $5,912,589, respectively, and production taxes and royalties $404,660 and $2,811,691, respectively. Depreciation expense for the same periods ended September 30, 2020 and 2019 were $1,855,236 and $3,036,747 respectively.

Liquidity and Capital Resources

As of September 30, 2020, our available cash was $753,910. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales.

For the nine months ending September 30, 2020 our net cash flow used in operating activities was $878,516 and for the nine months ending September 30, 20198 the net cash flow used in operating activities was $11,688,816.

For the nine months ending September 30, 2020 and 2019 our net cash flows provided by investing activities were $417,857 and $322,750 respectively.

For the nine months ending September 30, 2020 and 2019 net cash proceeds from financing activities were $1,583,564 and $9,676,094, respectively.

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

As of September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of September 30, 2020, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2020 that have materially affected the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the 9-month period ending September 30, 2019, sales of unregistered equity securities totaled $45,200. Proceeds of these sales amounted to $201,000 which were primarily used for working capital and development costs.

During the 9-month period ending September 30, 2020 sales of unregistered equity securities totaled $999,900 which were for $600,000 of debt settlement, $379,900 warrant conversions and $20,000 for investor relations contract.

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

AMERICAN RESOURCES CORPORATION

Date: October 28, 2020	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

