Form 10-K
period 2020-12-31
American Resources Corp
filed 2021-03-11
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-55456

AMERICAN RESOURCES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	46-3914127
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

12115 Visionary Way Fishers, Indiana	46038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 317-855-9926

Securities registered under Section 12(b) of the Exchange Act: Title of each class Name of each exchange on which registered

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common, $0.0001 Par Value	AREC	NASDAQ Capital Market
Warrant	ARECW	NASDAQ Capital Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $29,946,586.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of March 10, 2021 was 50,804,196 shares.

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

Fiscal Year Ended December 31, 2020

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of American Resources Corporation for the year ended December 31, 2020 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On January 5, 2017, American Resources Corporation (ARC) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (“Quest Energy”), a private company incorporated in the State of Indiana on May 2015 with offices at 12115 Visionary Way, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky and western West Virginia. On November 25, 2020, Quest Energy changed its name to American Carbon Corp. (American Carbon)

American Carbon currently has seven coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining) and Wyoming County Coal LLC (Wyoming County), Quest Processing LLC (Quest Processing), Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers and specialty products.

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

Since mid-2019, we have not mined or sold coal which is sold into the thermal coal markets. All production and future investment will be for the mining of metallurgical coal. The following table is presented for historical purposes.

Historic Metallurgical Coal Prices		Historic CAPP Thermal Coal Prices
Year End	Hampton Road Index HCC - High	Year End	Big Sandy / Kanawha Rate District
2014	$100.35	2014	$56.00
2015	$80.25	2015	$45.55
2016	$223.00	2016	$50.65
2017	$210.00	2017	$60.90
2018	$205.34	2018	$68.12
2019	$135.00	2019	$60.30
2020	$101.00	2020	$54.35

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

Mines:

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. Mine #15 is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the stockpile to McCoy Elkhorn’s coal preparation facility. Mine #15 is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The coal from Mine #15 is stockpiled at the mine site and belted directly to the Company’s nearby coal preparation facilities. Production at Mine #15 re-commenced under Quest Energy’s ownership in September 2016. Mine #15 has the estimated capacity to produce up to approximately 40,000 tons per month of coal. The Company acquired Mine #15 as an idled mine, and since acquisition, the primary work completed at Mine #15 by the Company includes changing working sections within the underground mine, air ventilation enhancements primarily through brattice work and the use of overcasts and installing underground mining infrastructure as the mine advances due to coal extraction. In 2020, Mine #15 produced approximately 461,570 tons and sold the coal at an average price of $70.28 per ton. In 2019, Mine #15 produced approximately 124,740 tons and sold the coal at an average price of $76.40 per ton. During 2020 and 2019, 100% and 100%, respectively, of the coal extracted from Mine #15 was high-vol “B” metallurgical coal quality, of which 100% was sold into the PCI market and 100% was sold into the metallurgical market, respectively.

The Carnegie 1 Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie 1 Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie 1 Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie 1 Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Carnegie 1. Mine has the estimated capacity to produce up to approximately 10,000 tons per month of coal. The Company acquired the Carnegie 1 Mine as an idled mine, and since acquisition, the primary work completed at the Carnegie 1 Mine by the Company includes mine rehabilitation work in preparation for production, changing working sections within the underground mine, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. In 2020, the Carnegie 1 Mine produced approximately 0 tons. In 2019, the Carnegie 1 Mine produced approximately 4,276 tons and sold the coal at an average price of $76.40 per ton. During 2019 100% of the coal extracted from the Carnegie 1 Mine was high-vol “B” metallurgical coal quality, of which 100% was sold into the metallurgical market.

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

Mines:

The Wayland Surface Mine is a surface waste-rock reprocessing mine in a variety of coal seams (primarily the Upper Elkhorn 1 coal seam) located near Wayland, Kentucky. The Wayland Surface Mine is mined via area mining through the reprocessing of previously processed coal, and the coal is trucked approximately 22 miles to the Mill Creek Preparation Plant at Deane Mining, where it is processed and sold. The Wayland Surface Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. During June 2018, production at the Wayland Surface Mine commenced under Quest Energy’s ownership. The associated permit was purchased during May 2018. Since acquisition, the primary work completed at the Wayland Surface Mine has been removing overburden to access the coal. The Wayland Surface Mine has the estimated capacity to produce up to approximately 15,000 tons per month of coal and started production in mid-2018 with nominal coal extracted and sold as thermal coal. In 2020, the Wayland Surface Mine produced approximately 0 tons. In 2019, the Wayland Surface Mine produced approximately 45,505 tons and sold the coal at an average price of $61.45 per ton. During 2019, the Wayland Surface Mine was idled due to the company’s focus on the metallurgical and industrial markets.

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

Mines:

Access Energy is a deep mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Company acquired Access Energy as an idled mine, and since acquisition, the primary work completed at Access Energy by the Company includes mine rehabilitation work in preparation for production, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. Access Energy has the estimated capacity to produce up to approximately 20,000 tons per month of coal. In 2020, Access Energy produced approximately 0 tons. In 2019, Access Energy produced approximately 86,077.75 tons and sold the coal at an average price of $61.45 per ton. During 2019, 17% of the coal sold from Access Energy was sold as PCI coal and 83% was sold as thermal coal. During 2019, the permit related to the Access Energy mine was idled and is not expected to produce again under the Company’s control due to the continued focused on the metallurgical and industrial markets.

Razorblade Surface is a surface mine currently mining the Hazard 4 and Hazard 4 Rider coal seams and located in Deane, Kentucky. Razorblade Surface is mined via contour, auger, and highwall mining methods, and the coal is stockpiled on site where it trucked to the Mill Creek Preparation Plant approximately one mile away for processing. Razorblade Surface is run as both a contractor mine and as a “company run” mine for coal extraction and began extracting coal in spring of 2018. Coal produced from Razorblade Surface is trucked approximately one mile to the Mill Creek Preparation Plant. The Company acquired the Razorblade Surface mine as a new, undisturbed mine, and since acquisition, the primary work completed at Razorblade Surface has been some initial engineering work and removing overburden to access the coal. Razorblade Surface mine has the estimated capacity to produce up to approximately 8,000 tons per month of coal and started production in mid-2018 with nominal coal extracted and sold as thermal coal. In 2020, Razorblade Surface produced approximately 0 tons. In 2019, Razorblade Surface produced approximately 13,433.30 tons and sold the coal at an average price of $61.45 per ton. 100% of the coal sold from Razorblade Surface in 2019 was sold as thermal coal. During 2019, the permit related to the Access Energy mine was idled and is not expected to produce again under the Company’s control due to the continued focused on the metallurgical and industrial markets.

The coal production from Deane Mining LLC was currently sold a utility located in southeast United States under a contract that expired December 2018 and extended until June 2019, along with coal sold in the spot market. Deane Mining is in discussions with various customers to sell additional production from Access Energy, Razorblade, and Wayland Surface mines, combined with other potential regional coal production, as pulverized coal injection (PCI) to steel mills, industrial coal, and thermal coal to other utilities for electricity generation.

Processing & Transportation:

The Mill Creek Preparation Plant is an 800 ton-per-hour coal preparation facility located in Deane, Kentucky. The associated Rapid Loader rail loadout is a batch-weight rail loadout with 110 car storage capacity and services by CSX Transportation in their Big Sandy and Elkhorn rate districts. The Mill Creek Preparation Plant is owned by Deane Mining, subject to certain restrictions present in the agreement between Deane Mining and the surface land owner, Land Resources & Royalties LLC. We are currently utilizing less than 10% of the available processing capacity of the Mill Creek Preparation Plant.

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

The Company acquired the Pioneer Preparation Plants as an idled facility, and since acquisition, no work has been performed at the facility. Both the Pioneer Preparation Plant and the rail loadout are idled and would require an undetermined amount of work and capital to bring them into operation, which is currently in the initial phases of planning and no cost estimates have been received. The allocated cost for the property at Wyoming County Coal will pay by the Company is $22,326,101 of which $22,091,688 has been paid using shares of the Company’s Class A Common stock. The remaining portion was satisfied in the form of a convertible note which was converted to company common stock in December 2020.

Permits:

Wyoming County Coal holds two coal mining permits that are in the initial planning phase and three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. Any mine that is brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations. As of the report date, the permits have not been fully transferred as they await final regulatory approval. As of the balance sheet date and report date, the West Virginia permit transfers have not yet been approved, and WCC has not substituted its reclamation surety bonds for the seller’s bond collateral. The transfer of any new permits to the Company is subject to regulatory approval. This approval is subject to the review of both unabated or uncorrected violations that are listed on the Applicator Violator List. The Company, to include several of its subsidiaries, does have unabated and/or uncorrected violations that are listed on the Applicator Violator List. Should the state regulators believe that the Company is not in the process of abating or correcting the currently outstanding issues associated with their currently held permits they may choose not to issue the Company any new permits until such issues are properly rectified.

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

In 2020, during the period of ownership by the Company, the E4-2 mine produced approximately 1,200 tons and sold the coal at an average price of $52.30. During the period of ownership by the Company, 100% of the coal sold was sold as industrial stoker.

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

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned ERC Mining LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of December 31, 2020 and 2019, respectively. ERC Mining LLC is considered a variable interest entity and is consolidated into Quest Energy’s financial statements.

ERC Mining Indiana Corporation (the Gold Star Mine)

General:

Located primarily within Greene and Sullivan Counties, Indiana, ERC Mining Indiana Corporation (“ERC”) is currently comprised of one idled underground mine (the Gold Star Mine), one idled coal preparation plant and rail loadout. ERC sold its coal in the past as thermal coal to utilities. The Company does not plan to mine the property and purchased it for monetization of infrastructure assets and to reclaim the property which was in process during 2020.

Mines:

The Gold Star Mine is an underground mine in the Indiana IV (aka the Survant) coal seam located near the town of Jasonville, Indiana. Currently idled, the Gold Star Mine has been mined in the past via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the preparation plant less than a mile away. The Company is facilitating the full reclamation and remediation of the former mine site.

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

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. During the year ended December 31, 2020, coal sales came from the Company’s Perry’ E4-2 mine. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

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

Competition

The coal industry is intensely competitive. The most important factors on which the Company competes are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors will include Corsa Coal Corporation, Ramaco Resources, Blackhawk Mining, Coronado Coal, Arch Resources, Contura Energy, and Warrior Met Coal. Many of these coal producers may have greater financial resources and larger coal deposit bases than we do. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as China, Australia, Colombia, Indonesia and South Africa.

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

Although our current bonding capacity approved by our sureties, Lexon Insurance Company and Continental Heritage, is substantial and enough to cover our current and anticipated future bonding needs, this amount may increase or decrease over time. As of December 31, 2020, and 2019, we had outstanding surety bonds at all of our mining operations totaling approximately $29.29 million and $34.93 million, respectively. While we anticipate reducing the outstanding surety bonds through continued reclamation of many of our permits, that number may increase should we acquire additional mining permits, acquire additional mining operations, expand our mining operations that result in additional reclamation bonds, or if any of our sites encounters additional environmental liability that may require additional reclamation bonding. While we intend to maintain a credit profile that eliminates the need to post collateral for our surety bonds, our surety has the right to demand additional collateral at its discretion.

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

Property

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space with monthly rental of $5,726 and the rental lease expires December 2026. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

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

The Company currently has approximately 10 direct employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with four members of the Company’s executive team based at this location.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $2,500 per month in rent for the office space and the rental lease expires December 2026. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A Common Stock (also referred to as common stock or shares) is presently traded on the NASDAQ Capital Market under the ticker symbol AREC. Our common stock has been thinly traded since our Company’s inception. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future. The following table sets forth information as reported by the OTC Markets Group through February 14, 2019 and the Nasdaq Capital Markets for the period beginning February 15, 2019 for the high and low bid and ask prices for each of the eight quarters ending December 31, 2020 for our common stock. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2019
March 31	$12.20	$2.10
June 30	4.24	2.10
September 30	3.57	0.59
December 31	0.76	0.52
Quarters ending in 2020
March 31	$1.11	$0.320
June 30	1.40	0.73
September 30	2.33	1.14
December 31	$4.93	$1.26

(b) Holders

As of March 10, 2021, the Company had 170 Class A Common Stock shareholders of record holding 50,804,196 shares of our Class A Common Stock issued and outstanding. This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 26,306,071 Class A Common Stock. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

On January 6, 2021, the Company received a notice of deficiency related to Nasdaq’s required annual shareholder meeting standards. The Company replied and submitted a plan to rectify the deficiency. The notice is open as of the filing date.

Recent Sales of Unregistered Securities.

CLASS A COMMON STOCK

During the periods ending December 31, 2020 and December 31, 2019, the Company engaged in the sale of its unregistered securities as described below. The shares of our Class A Common Stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our Class A Common Stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

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

On April 1, 2020, the Company issued 600,000 shares of Class A Common Stock pursuant to a lender agreement. The share price at issuance was $1.07.

On May 8, 2020, the Company received 2,000,000 shares of Class A Common Stock pursuant to the agreement of Sale for the Empire Assets. The share price at return was $0.92.

On May 26, 2020, the Company issued 20,000 shares of Class A Common Stock pursuant to an agreement for investor relations. The share price at issuance was $0.94.

On June 11, 2020, the Company issued 10,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.17.

On July 6, 2020, the Company issued 40,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.74.

On July 6, 2020, the Company issued 20,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.74.

On July 6, 2020, the Company issued 100,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.74.

On July 7, 2020, the Company issued 50,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.31.

On July 24, 2020, the Company issued 40,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.37.

On July 24, 2020, the Company issued 29,900 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.37.

On September 9, 2020, the Company issued 2,054,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.30.

On September 18, 2020, the Company issued 22,714 shares of Class A Common Stock pursuant to a debt conversion. The share price at issuance was $1.61.

On October 7, 2020, the Company issued 71,160 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.63.

On October 7, 2020, the Company issued 1,162,209 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.63.

On October 7, 2020, the Company issued 75,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.63.

On October 7, 2020, the Company issued 83,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.63.

On October 7, 2020, the Company issued 50,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.63.

On October 8, 2020, the Company issued 72,895 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $2.12.

On October 5, 2020, the Company issued 15,000 shares of Class A Common Stock pursuant to an agreement for press relations. The share price at issuance was $1.60.

On October 9, 2020, the Company issued 30,303 shares of Class A Common Stock pursuant to an agreement for digital investor relations. The share price at issuance was $2.01.

On October 9, 2020, the Company issued 10,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $2.01.

On October 9, 2020, the Company issued 30,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $2.01.

On October 9, 2020, the Company issued 25,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $2.01.

On October 19, 2020, the Company issued 80,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.62.

On October 19, 2020, the Company issued 25,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.62.

On October 20, 2020, the Company issued 45,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.64.

On October 21, 2020, the Company issued 27,628 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.58.

On December 8, 2020, the Company issued 8,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.98.

On December 10, 2020, the Company issued 23,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.86.

On December 14, 2020, the Company issued 60,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.88.

On December 22, 2020, the Company issued 25,000 shares of Class A Common Stock pursuant a debt conversion. The share price at issuance was $1.66.

On December 22, 2020, the Company issued 125,000 shares of Class A Common Stock pursuant a debt conversion. The share price at issuance was $1.66.

On December 28, 2020, the Company issued 144,346 shares of Class A Common Stock pursuant a debt conversion. The share price at issuance was $1.97.

On December 28, 2020, the Company issued 721,730 shares of Class A Common Stock pursuant a debt conversion. The share price at issuance was $1.97.

SERIES A PREFERRED STOCK

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series A Preferred stock, par value $0.0001 per share, covering up to an aggregate of 5,000,000 shares of Series A Preferred stock. The Series A Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. Effective November 5, 2018, the eleven Series A Preferred holders elected to proportionally convert a total of 4,336,012 of the 4,817,792 total Series A Preferred stock outstanding into 14,453,373 common shares of the company, and as a result, 481,780 shares of Series A Preferred stock remained. On February 14, 2019, the remaining outstanding shares of Series A Preferred stock were converted into 1,509,070 common shares of the company.

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

SERIES B PREFERRED STOCK

Our certificate of incorporation authorizes our Board of Directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series B Preferred stock, par value $0.001 per share, covering up to an aggregate of 20,000,000 shares of Series B Preferred stock. The Series B Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board of Directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of December 31, 2020, and 2019, 0 shares of Series B Preferred stock are outstanding, respectively. The amount outstanding as of 2017 includes 850,000 shares of Series B Preferred stock issued to investors and 53,157 shares of Series B Preferred stock issued as part of the 8.0% annual dividend that is accrued and paid in-kind, as described below.

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

On June 18, 2020, the Board issued a total of 750,000 options to 2 employees of the Company under the 2018 Plan. The options have an expiration date of June 17, 2027 and have an exercise price of $2.630. The options vested equally over the course of seven years, subject to restrictions regarding the employee’s continued employment by the Company. On July 16, 2020, the Board issued a total of 50,000 options to a director of the Company under the 2018 Plan as amended. The options have an expiration date of March 15, 2021 and vest immediately. On November 23, 2020, the Board issued a total of 302,439 options to 3 employees and 4 directors. The options have an expiration of November 22, 2027 and vest immediately.

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

On June 1, 2020 Warrant A-9 was issued in connection to legal services provided. Warrant A-9 is for 100,000 warrant shares. The warrants carry an exercise price of $1.00 and an expiration date of June 1, 2022.

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

On October 20, 2020 Warrant C-34 was issued in connection to the purchase of $500,000 of the senior convertible notes. Warrant C-34 is for 50,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of October 20, 2022.

On November 17, 2020 Warrant C-35 was issued in connection to the purchase of $550,000 of the senior convertible notes. Warrant C-35 is for 55,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of November 17, 2022.

On December 30, 2020 Warrant C-36 was issued in connection to the purchase of $500,000 of the senior convertible notes. Warrant C-36 is for 50,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of December 30, 2022.

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

Results of Operations.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019.

Revenues.

Revenues for the year ended December 31, 2020 were $1,059,691 and 2019 were $24,477,707, respectively. The primary drivers for revenue decline was reduction in demand for coal because of Covid-19.

For the year ended 2020, tons sold to steel making end users amounted to 6,569 with a realized sales price of $59.09. For the year ended 2019, tons sold to steel making end users amounted to 179,381 with a realized sales price of $83.36.

For the year ended 2020, tons sold to industrial and utility end users amounted to 1,099.98 with a realized sales price of $58.24. For the year ended 2019, tons sold to industrial and utility end users amounted to 146,537 with a realized sales price of $61.60.

Expenses.

Total Operating Expenses for the year ended December 31, 2020 were $17,507,056 and 2019 were $84,463,786, respectively. The primary driver for the decrease in operating expenses was closing production in the mines due to a loss of demand from Covid-19.

Total Other Income/(Expenses) for the period ended December 31, 2020 were $20,538 and 2019 were $(9,427,658), respectively.

Financial Condition.

Total Assets as of December 31, 2020 amounted to $38,415,395 and 2019 amounted to $35,375,431, respectively. The primary driver for the higher asset balance was an increase in cash from debt and equity.

Total Liabilities as of December 31, 2020 amounted to $58,420,895 and 2019 amounted to $66,575,508, respectively. The primary drivers for the decrease in liability balance was execution of convertible debt.

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

Business Effect of Covid-19.

During 2020, the worldwide COVID-19 outbreak has resulted in muted demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. These recent developments are expected to result in lower sales and gross margins. Because of the adverse market conditions caused by the global pandemic the Company’s operations were idled in January 2020 and resumed during December 2020.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

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

Cost of Goods Sold and Gross Profit.  Cost of Goods Sold for coal mined and processed include direct labor, materials and utilities.  Activities related to metal recover are inherent in both direct coal labor and overhead labor and does not require additional variable costs.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate the concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

As of December 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2020:

Due to the Company’s insufficient number of staff performing accounting and reporting functions, there is a lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews among those tasked with preparing the financial statements, resulting in the need for adjustments.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2020, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2020 that have materially affected the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following individuals serve as our executive officers and members of our board of directors as of December 31, 2020:

Name	Age	Positions

Mark C. Jensen	41	Chief Executive Officer, Chairman of the Board of Directors
Thomas M. Sauve	41	President, Director
Kirk P. Taylor	41	Chief Financial Officer
Tarlis R. Thompson	37	Chief Operating Officer
Michael Layman	29	Director
Gerardine Botte, PH.D.	50	Director
Courtenay O. Taplin	70	Director
Randal V. Stephenson	59	Director - Former
Ian Sadler	68	Director- Former

Mark C. Jensen (age 41) – Chief Executive Officer

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

Tarlis R. Thompson (age 37) – Chief Operating Officer

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

Michael Layman – Director

Mr. Layman is a well-established financial industry executive with a track record for driving value and growth for both private and publicly traded companies. Mr. Layman currently serves as General Partner/CEO of Emerald Shoals Targeted Opportunities Fund LP, a hybrid growth fund backed by a network of ultra-high net worth individuals seeking novel opportunities to invest in high-growth catalyst driven companies. Prior to his current role at Emerald Shoals, Mr. Layman served at a large top-four brokerage house where he was co-owner of a private wealth management group where he was responsible for identifying attractive and undervalued investment opportunities. Additionally, he also aided in the development and implementation of various investment strategies based on differing types of needs from conservative to aggressive growth. Additionally, Mr. Layman previously worked for a private equity fund in New York where he established a strong network of relationships with research analysts and investment bankers at a number of Wall Street firms. Mr. Layman obtained his Bachelor of Arts degree in business from Otterbein University. The Board nominated Mr. Layman to serve as a director because of his leadership in the finance industry and assisting companies with capital raising. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Gerardine Botte, PH.D. – Director

Dr. Botte has over 21 years of experience in the development of electrochemical processes and advanced water treatment. She has served in leadership roles for the Electrochemical Society and is currently the Chair of the Electrochemical Process Engineering and Technology Division of the International Society of Electrochemistry. Dr. Botte also serves as the Editor in Chief of the Journal of Applied Electrochemistry. In 2014, she was named a Fellow of the Electrochemical Society for her contributions and innovation in electrochemical processes and engineering. She became a Chapter Fellow of the National Academy of Inventors in 2012. In 2010, she was named a Fellow of the World Technology Network for her contributions on the development of sustainable and environmental technologies. Prior to Texas Tech, Dr. Botte was University Distinguished Professor and Russ Professor of Chemical and Biomolecular Engineering at Ohio University, the founder and Director of Ohio University’s Center for Electrochemical Engineering Research, and the founder and Director of the Consortium for Electrochemical Processes and Technology – an Industry University Cooperative Research Center. Her entrepreneurial spirit has led to the commercialization of various technologies and has founded and co-founded various companies to help achieve this goal. The Board nominated Dr. Botte to serve as a director because of her thought leadership in the technical innovations of in carbon and rare earth elements. She has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

Randal V. Stephenson – Director (Former)

Randal serves as Director of American Resources Corporation. He is an investment banking, strategy and corporate finance professional with over 25 years of experience in mergers, acquisitions, sale of companies, private capital placements, strategic planning and corporate development. Randal has Wall Street Bulge Bracket investment banking experience, and previously was the Global Head of Mergers & Acquisitions for CIT Group, the Head of Exclusive Sales & Divestitures M&A for Jefferies & Company, and the Global Head of Energy & Mining Investment Banking for Duff & Phelps Securities. Randal co-founded a FINRA broker-dealer and is a leading U.S. expert witness in large dollar, complex commercial litigation involving M&A and corporate finance issues. Randal graduated with a Bachelor of Arts degree from the University of Michigan, Ann Arbor and has a Master of Business Administration degree from Harvard University and his Juris Doctorate (with honors) from Boston College Law School. He is an attorney admitted to practice in New York, and holds the Series 7, 79, 63 and 24 securities licenses. The Board nominated Randal to serve as a director because of his leadership experience and leadership in the finance industry and assisting companies with mergers and acquisitions and capital raising. Effective November 23, 2020, Mr. Stephenson resigned from the board and took a position on the Company’s advisory committee. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

Director Independence

Currently our board of directors consist of Mark C. Jensen, our Chief Executive Officer, Thomas M. Sauve, our President, Michael Layman, Gerardine Botte, PHD, and Courtenay O. Taplin, of which Ms. Botte and Messrs Layman and Taplin are considered independent in accordance under the requirements of the NASDAQ, NYSE and SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. During the fiscal year ended December 31, 2020, none of our officers, directors or 10% shareholders failed to file any Section 16 report on a timely basis.

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

Audit Committee

As required by the rules of the SEC, the audit committee consists solely of independent directors, who are Ms. Botte and Messrs Layman, and Taplin. SEC rules also require that a public company disclose whether its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules.

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

Compensation Committee

As required by the rules of the SEC, the compensation committee consists solely of independent directors, who are Ms. Botte and Mr. Layman. The purpose of this committee shall be to (i) assist the board of directors in the oversight of the Company’s executive officer and director compensation programs, (ii) discharge the board of director’s duties relating to administration of the Company’s incentive compensation and any other stock- based plans, and (iii) act on specific matters within its delegated authority, as determined by the board of directors from time to time.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our executive officers for services rendered in all capacities to us during the last two completed fiscal years. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” We also have included below a table regarding compensation paid to our directors who served during the last completed fiscal year. The address for all individuals identified in the following tables is 12115 Visionary Way, Suite 174, Fishers, IN 46038.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(I)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Mark C. Jensen, (1) CEO	2020	250,000	-0-	-0-	100,000	-0-	-0-	24,187	374,187
	2019	156,000	-0-	-0-	-0-	-0-	-0-	15,550	171,550

Thomas M. Sauve, (2) President	2020	200,000	-0-	-0-	57,730	-0-	-0-	29,197	286,927
	2019	156,000	-0-	-0-	-0-	-0-	-0-	15,550	171,550

Kirk P. Taylor, (3) CFO	2020	200,000	-0-	-0-	57,730	-0-	-0-	25,836	181,467
	2019	156,000	-0-	-0-	-0-	-0-	-0-	25,467	181,467

Tarlis R Thompson, (4) COO	2020	175,000	-0-	-0-	435,000	-0-	-0-	-0-	610,000
	2019	117,055	-0-	-0-	151,500	-0-	-0-	-0-	268,555

_____________

(1)

During 2017 salary in the amount of $32,000 was accrued and unpaid during 2017 and 2018. During 2019, $15,550 was repaid leaving an unpaid balance of $16,450. On January 2, 2018, the Company entered into an employment agreement with Mr. Jensen, at an annual salary rate of $156,000 which expired on December 31, 2019. On October 1, 2020, the Company entered into an employment agreement with Mr. Jensen increasing base pay to $250,000 and carrying certain performance bonuses which would be awarded by the board of directors. 60,976 options were issued under the new contract and vest immediately. No bonus was awarded during 2019 and 2020. During 2019, other compensation totaling $15,550 included $15,550 of retroactive pay. During 2020, other compensation totaling $24,187 included $16,450 of retroactive pay.

(2)

During 2017 salary in the amount of $32,000 was accrued and unpaid during 2017 and 2018. During 2019, $12,672 was repaid leaving an unpaid balance of $19,328. On January 2, 2018, the Company entered into an employment agreement with Mr. Sauve, at an annual salary rate of $156,000, which expired on December 31, 2019. On October 1, 2020, the Company entered into an employment agreement with Mr. Sauve increasing base pay to $200,000 and carrying certain performance bonuses which would be awarded by the board of directors.49,342 options were issued under the new contract and vest immediately. No bonus was awarded during 2019 and 20120. Other compensation totaling $15,550 included $2,878 health insurance reimbursement and $12,672 of retroactive pay. Other compensation totaling $29,197 included $3,051 health insurance reimbursement and $19,328 of retroactive pay.

(3)

During 2017 salary in the amount of $21,487 was accrued and unpaid during 2017 and 2018. During 2019, $13,109 was repaid leaving an unpaid balance of $8,378. On January 2, 2018, the Company entered into an employment agreement with Mr. Taylor, at an annual rate of $156,000, which expired on December 31, 2019. On October 1, 2020, the Company entered into an employment agreement with Mr. Taylor increasing base pay to $200,000 and carrying certain performance bonuses which would be awarded by the board of directors. 49,342 options were issued under the new contract and vest immediately. No bonus was awarded during 2019 and 2020. Other compensation totaling $25,467 included $12,358 health insurance reimbursement and $13,109 of retroactive pay. Other compensation totaling $25,836 included $13,639.60 health insurance reimbursement and $8,378 of retroactive pay.

(4)

There is no employment agreement in place for Mr. Thompson. In 2019, Mr. Thompson was awarded 75,000 options as part of the company’s 2018 stock option plan. The options to Mr. Thompson vest equally over the course of three years, and as of December 31, 2019, one third of the options have vested. In 2020, Mr. Thompson was awarded 500,000 options which vest over 7 years.

Director Compensation

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and principal position		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mark C. Jensen (1)	2020	-0-	-0-	41,000	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Thomas M. Sauve (2)	2020	-0-	-0-	41,000	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Randal V. Stephenson (Former) (3)	2020	-0-	-0-	41,000	-0-	-0-	13,640	64,640
	2019	-0-	-0-	-0-	-0-	-0-	1,496	121,946

Ian Sadler (Former) (4)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Courtenay O. Taplin (5)	2020	-0-	-0-	161,450	-0-	-0-	-0-	161,450
	2019	-0-	-0-	120,450	-0-	-0-	-0-	120,450

Michael Layman (6)	2020	-0-	-0-	93,500	-0-	-0-	-0-	93,500
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Dr. Gerardine Botte	2020	-0-	-0-	41,000	-0-	-0-	-0-	41,000
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

(1)

For services rendered on the board of directors, Mr. Jensen was issued 25,000 options which vest immediately on October 1, 2020. The Option Award to Directors in Column (d) of $41,000 represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.

(2)

For services rendered on the board of directors, Mr. Sauve was issued 25,000 options which vest immediately on October 1, 2020. The Option Award to Directors in Column (d) of $41,000 represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.

(3)

Mr. Stephenson was appointed as a director on November 15, 2018. In 2018, Mr. Stephenson was awarded 15,000 options for services rendered as a director. The options to Mr. Stephenson vest equally over the course of three years. In 2020, Mr. Stephenson was awarded 25,000 options which vest immediately. The Option Award to Directors in Column (d) of $161,450 represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder. Other Compensation includes $13,640 and 3,672 of health insurance premiums paid by the Company for 2020 and 2019, respectively.

(4)

Mr. Sadler was appointed as a director on November 15, 2018. In 2018, Mr. Sadler was awarded 15,000 options for services rendered as a director. The options to Mr. Sadler vest equally over the course of three years. The Option Award to Directors in Column (d) of $120,450 represents the amortized book value of warrants priced valued using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.

(5)

Mr. Taplin was appointed as a director on November 15, 2018. In 2018, Mr. Taplin was awarded 15,000 options for services rendered as a director. The options to Mr. Taplin vest equally over the course of three years. In 2020, Mr. Taplin was awarded 25,000 options which vest immediately. The Option Award to Directors in Column (d) of $161,450 represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.

(6)

Mr. Layman was appointed as a director on July 16, 2020. In 2020, Mr. Layman was awarded 75,000 options for services rendered as a director. The options to Mr. Layman immediately. The Option Award to Directors in Column (d) of $93,500 represents the amortized book value of warrants valued using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.

(7)

Ms. Botte was appointed as a director on November 23, 2020. Ms. Botte was awarded 25,000 options for her services on the board. The options vest immediately. The Option Award to Directors in Column (d) of $41,000 represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Employment Agreements

Except for our Chief Operating Officer, we have employment agreements with the Named Executive Officers that provide for the base salaries and a discretionary annual performance bonus of up to three times their annual base salary, plus potential participation in the Company’s Employee Incentive Stock Option Plan. The payment of such bonus and/or incentive stock options shall be in the sole discretion of the Company’s Board of Directors. The in-place contracts we effective beginning October 1, 2020 and expires December 31, 2021.

Outstanding Equity Awards

The following equity awards, including, options, restricted stock or other equity incentives from the Company to current officers are as follows:

- Chief Executive Officer, who was issued options under our Employee Incentive Stock Option Plan on November 23, 2020 to purchase up to 85,976 shares of our Company at $1.64 per share. Those options vest upon issuance.

- President, who was issued options under our Employee Incentive Stock Option Plan on November 23, 2020 to purchase up to 70,732 shares of our Company at $1.64 per share. Those options vest upon issuance.

- Chief Financial Officer, who was issued options under our Employee Incentive Stock Option Plan on November 23, 2020 to purchase up to 45,732 shares of our Company at $1.64 per share. Those options vest upon issuance.

- Chief Operating Officer, who was issued options under our Employee Incentive Stock Option Plan on June 18, 2020 to purchase up to 500,000 shares of our Company at $1.13 per share, June 5, 2019 to purchase up to 75,000 shares of our Company at $2.63 per share and on September 12, 2018 to purchase up to 136,830 shares of our Company at $1.00 per share. Those options vest equally over the course of three years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2020, the number of shares of our Class A Common Stock and Series A Convertible Preferred Stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock and our Convertible Preferred Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days under any contract, option or warrant. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise specified, the address of each beneficial owner listed in the tables is c/o American Resources Corporation, 12115 Visionary Way, Fishers, IN 46038.

Name and Address of Shareholder	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned

Golden Properties, Ltd. (2) (3)	4,084,188	9.99%

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

(2)

Based on 42,882,762 shares of Common Stock deemed to be outstanding as if one or more warrants were exercised up to the maximum amount of 9.99% (or 4,084,188 shares) of the issued and outstanding number of shares at December 31, 2020. This percentage has been rounded for convenience;

(3)

Golden Properties, Ltd. is the owner of several Company common stock warrants for the purchase of shares of our Common Stock, which warrants are exercisable at such company’s discretion, subject to the following limitation on amount. The warrant agreements provide that at no time may Golden Properties, Ltd. or its affiliates exercise any warrant that would result in their ownership of more than 9.99% of the issued and outstanding shares of our Common Stock on the date of exercise. Additionally, as of December 31, 2020 Alexander Lau, who is a principal of Golden Properties and a beneficial owner through Golden Properties, is believed to be a holder of 19,710 Class A Common shares. Accordingly, Golden Properties, Ltd. is presently deemed the beneficial owner of 4,064,478 shares of our Common Stock pursuant to Securities and Exchange Commission Rule 13d-3, promulgated under the Securities Exchange Act of 1934. The full number of shares that Golden Properties' beneficially owns (including all shares underlying all the warrants owned by Golden Properties and excluding those Class A Common shares owned by Alexander Lau stated above) is 7,101,408shares.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned (4)	Percent of Series A Preferred Stock Owned (5)	Common Stock Beneficially Owned (4)	Percent of Common Stock Beneficially Owned (6)

Officers and Directors

Mark C. Jensen, (7) Chief Executive Officer, Director	-	0%	5,251,755	12.85%

Thomas M. Sauve, (8) President, Director	-	0%	4,464,136	10.92%

Kirk P. Taylor, Chief Financial Officer	-	0%	1,620,383	3.96%

Tarlis R. Thompson, Chief Operating Officer	-	0%	163,170	0.40%

All Directors and Officers as a Group (4 persons)	-	0%	11,412,313	27.91%

5% Holders

Golden Properties, LTD			2,404,917	5.88%

All Directors, Officers and 5% Holders as a Group (5 persons)	-	0%	13,817,230	33.80%

____________

(4)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 31, 2020, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(5)	Based on 0 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2020;

(6)	Based on 40,882,762 Class A Common Stock outstanding as of December 31, 2020. These percentages have been rounded for convenience;

(7)	Mr. Jensen beneficially owns 92,264 shares of our Class A Common Stock through his equity ownership in T Squared Capital LLC, which shares are included in the table above.

(8)	Mr. Sauve beneficially owns 61,509 shares of our Class A Common Stock through his equity ownership in T Squared Capital LLC, which shares are included in the table above.

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

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable. The balance of the note was $74,000 as of December 31, 2020 and 2019 respectively.

On January 1, 2016, the Company awarded stock options for 827,862 shares in exchange for consulting efforts to an entity with common ownership. 0 and 636,830 stock options were awarded to related parties during 2020 or 2019, respectively.

On April 30, 2017, the Company purchased $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the notes. The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015. The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016. Both notes are in default and have been fully impaired due to collectability uncertainty as of December 31, 2020 and 2019, respectively.

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

The Company, through its subsidiaries, leases property and mineral from a related entity, LRR. During the year ended December 31, 2020 and 2019, the Company incurred royalty expense in the amount of $232,208 and $330,060.29 to a related entity formally consolidated as a variable interest entity. As of December 31, 2020, and 2019, the Company owed the related entity a total of $679,146 and $737,981 for unpaid royalties and advances, respectively. From inception, October 24, 2016, through June 30, 2018, the accounts of LRR were consolidated with the company as a variable interest entity. Due to its ongoing review, on July 1, 2018 management determined that LRR no longer met the requirements of consolidation and the accounts were deconsolidated.

On October 13, 2020, the company paid $110,828.89 to settle past sales commission invoices. The sales broker is 50% owned by one of our directors.

On June 30, 2020 and on October 20, 2020, an investment fund controlled by one of our directors made investments in the Company’s convertible debt offering for a total of $1,250,000 as of December 31, 2020.

On November 23, 2020, American Rare Earth, entered into an operating agreement with one of our directors to form Advanced Carbon Materials, LLC ACM. The agreement calls for the company to fund the ACM in the amount of $4,000 monthly for the purpose of procuring licenses to further advance the technologies in advanced carbon uses. As of December 31, 2020, no transaction between the companies had been made.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. During 2020, the amount incurred under the agreement amounted to $1,547,671 and the amount paid amounted to $1,547,671. As of December 31, 2020, the amount due under the agreement amounted to $355,899.

On June 11, 2020 the Company purchased $1,494,570 of secured debt included accrued interest that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the four notes. The first note in the amount of $75,000 is dated June 28, 2013, carries an interest rate of 12% and was due on June 28, 2015. The second note in the amount of $150,000 is dated June 28, 2013, carries an interest rate of 12% and was due June 28, 2015. The third note in the amount of $199,500 is dated March 18, 2014, carries an interest rate of 4% and was due on March 18, 2016. The fourth note in the amount of $465,500 is dated March 18, 2014, carries an interest rate of 4% and was due on March 18, 2016. The notes are in default and have been fully impaired due to collectability uncertainty.

Director Independence.

The Board of Directors determined that Ms. Botte and Messrs. Layman, Taplin, Stephenson (retired), and Sadler (retired) are independent are independent within the meaning of the listing standards for general independence of the NASDAQ Capital Market.

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

Item 14. Principal Accounting Fees and Services.

	2020	2019
Audit fees – BF Borgers, PC	$180,000	$-
Audit related fees – BF Borgers, PC	10,000	-
Audit fees – Malone Bailey LLP	-	235,000
Audit related fees – Malone Bailey LLP	35,500	34,000
Tax fees	---	---
All other fees	---	---

PART IV

Item 15. Exhibits, Financial Statement Schedule.

The following exhibits are filed herewith except as otherwise noted. Exhibits referenced in previous filings by the Company with the SEC are incorporated by reference herein.

Exhibit Number	Description	Location Reference

3.1	Articles of Incorporation of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.2	Amended and Restated Articles of Incorporation of NGFC Equities Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s 8k filed on February 25, 2015.
3.3	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K on February 21, 2017.
3.4	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 24, 2017.	Incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q, filed with the SEC on February 20, 2018.
3.5	Bylaws of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.6	Bylaws, of NGFC Equities Inc., as amended and restated.	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8k filed on February 25, 2015.
3.7	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated November 8, 2018.	Filed as Exhibit 99.1 to the Company’s 8k filed on November 13, 2018, incorporated herein by reference.
3.8	Bylaws of American Resources Corporation, as amended and restated	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
4.1	Common Stock Purchase Warrant “B-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.1 to the Company’s 8k filed on October 11, 2017.
4.2	Common Stock Purchase Warrant “C-1” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.2 to the Company’s 8k filed on October 11, 2017.
4.3	Common Stock Purchase Warrant “C-2” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.3 to the Company’s 8k filed on October 11, 2017.
4.4	Common Stock Purchase Warrant “C-3” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.4 to the Company’s 8k filed on October 11, 2017.
4.5	Common Stock Purchase Warrant “C-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.5 to the Company’s 8k filed on October 11, 2017.
4.6	Promissory Note for $600,000.00 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.6 to the Company’s 8k filed on October 11, 2017.
4.7	Promissory Note for $1,674,632.14 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.7 to the Company’s 8k filed on October 11, 2017.
4.8	Loan Agreement for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on January 3, 2019.
4.9	Promissory Note for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on January 3, 2019.
10.1	Secured Promissory Note	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 15, 2018.
10.2	Security Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 15, 2018.
10.3	Pledge Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on May 15, 2018.
10.4	Guaranty Agreement	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on May 15, 2018.
10.5	Bill of Sale	Incorporated herein by reference to Exhibit 99.5 to the Company’s 8k filed on May 15, 2018.
10.6	Sublease Agreement Between Colonial Coal Company, Inc. and McCoy Elkhorn Coal LLC	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 1, 2018
10.7	Interim Operating Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 1, 2018
10.8	Consolidated and Restated Loan and Security Agreement dated October 4, 2017	Incorporated herein by reference to Exhibit 10.1 to the Company’s 8k filed on October 11, 2017
10.9	Asset Purchase Agreement between Wyoming County Coal LLC and Thomas Shelton dated November 7, 2018	Incorporated herein by reference to Exhibit 10.9 to the Company’s registration statement filed on February 14, 2019.

10.10	Asset Purchase Agreement between Wyoming County Coal LLC and Synergy Coal, LLC dated November 7, 2018	Incorporated herein by reference to Exhibit 10.10 to the Company’s registration statement filed on February 14, 2019.
10.11	Security Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on January 3, 2019.
10.12	Purchase Order	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on January 3, 2019.
10.13	Employment Agreement with Mark C. Jensen	Incorporated herein by reference Form 8-K filed on November 25, 2020.
10.14	Employment Agreement with Thomas M. Sauve	Incorporated herein by Form 8-K filed on November 25, 2020.
10.15	Employment Agreement with Kirk P. Taylor	Incorporated herein by reference Form 8-K filed on November 25, 2020.
10.16	Employee Stock Option Plan	Incorporated herein by reference to Exhibit 10.16 to the Company’s registration statement filed on February 14, 2019.
10.17	Letter of Intent	Incorporated herein by reference to Exhibit 10.17 to the Company’s registration statement filed on February 14, 2019.
10.18	Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.18 to the Company’s registration statement filed on February 14, 2019.
10.19	Share Exchange Agreement to replace Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.19 to the Company’s registration statement filed on February 14, 2019.
14.1	Code of Conduct	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
14.2	Financial Code of Ethics	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on November 13, 2018.
23.1	Consent of B.F Borgers, PC	Incorporated Herewith
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

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	March 10, 2021
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	March 10, 2021
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	March 10, 2021
Kirk P. Taylor

/s/ Thomas M. Sauve	Director, President	March 10, 2021
Thomas M. Sauve

/s/ Michael Layman	Director	March 10, 2021
Michael Layman

/s/ Gerardine Botte	Director	March 10, 2021
Gerardine Botte, PHD

/s/ Courtenay O. Taplin	Director	March 10, 2021
Courtenay O. Taplin

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

53

AMERICAN RESOURCES CORPORATION

54

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Resources Corporation (the "Company") as of December 31, 2020, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

March 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Resources Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company's auditor 2017 to 2020.

Houston, Texas

May 29, 2020

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS

CURRENT ASSETS
Cash	$10,617,495	$3,324
Accounts Receivable	38,650	2,424,905
Inventory	150,504	515,630
Prepaid	175,000	-
Accounts Receivable - Other	234,240	234,240
Total Current Assets	11,215,889	3,178,099

OTHER ASSETS
Cash - restricted	583,708	265,487
Processing and rail facility	11,591,273	12,723,163
Underground equipment	6,838,417	8,294,188
Surface equipment	2,527,576	3,224,896
Mine development	561,575	669,860
Coal Refuse Storage	12,134,192	12,171,271
Less Accumulated Depreciation	(12,726,809)	(11,162,622)
Land	1,572,435	1,748,169
Note Receivable	4,117,139	4,117,139
Total Other Assets	27,199,506	32,051,551

TOTAL ASSETS	$38,415,395	$35,229,650

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,288,794	$11,044,479
Non-Trade Payables	3,850,781	-
Accounts payable - related party	679,146	718,156
Accrued interest	1,043,519	2,869,763
Funds held for others	-	-
Due to affiliate	74,000	132,639
Current portion of notes payables (net of unamortized discount of $0 and $134,296)	10,997,692	20,494,589
Convertible note payables	-	7,419,612
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	23,261,101	45,006,407

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs $405,667 and $428,699)	5,330,752	5,415,271
Long-term portion of convertible note payable (net of unamortized discount of $0 and $0)	14,300,907	-
Reclamation liability	15,528,135	17,512,613
Total Other Liabilities	35,159,794	22,927,884

Total Liabilities	58,420,895	67,934,291

STOCKHOLDERS' DEFICIT
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares
authorized, 40,522,762 and 27,410,512 shares issued and outstanding for the period end	4,256	2,740
AREC - Series A Preferred stock: $.0001 par value; 100,000 shares authorized, nil and nil shares issued and outstanding	-	-
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares authorized, nil and nil shares issued and outstanding, respectively	-	-
AREC - Series C Preferred stock: $.001 par value; 20,000,000 shares authorized, nil and nil shares issued and outstanding	-	-
Additional paid-in capital	113,279,448	90,326,104
Accumulated deficit	(133,289,247)	(123,033,485)

Total Stockholders' Deficit	(20,005,500)	(32,704,641)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,415,395	$35,229,650

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019

Coal Sales	$524,334	$24,456,831
Processing Services Income	-	20,876
Metal Recovery and Sales	535,357	-

Total Revenue	1,059,691	24,477,707

Cost of Coal Sales and Processing	(3,749,519)	(26,086,814)
Accretion Expense	(1,287,496)	(1,482,349)
Gain on purchase and disposal of asset, respectively	-	394,484
Depreciation	(2,298,703)	(4,588,136)
Amortization of mining rights	(1,251,357)	(1,657,673)
General and Administrative	(2,486,799)	(5,113,688)
Professional Fees	(1,076,548)	(6,750,848)
Production Taxes and Royalties	(1,357,749)	(4,222,175)
Impairment of Fixed Assets	-	(27,688,030)
Development Costs	(3,998,885)	(7,236,652)

Total Expenses from Operations	(17,507,056)	(84,431,881)

Net Loss from Operations	(16,447,365)	(59,954,174)

Other Income	20,538	2,072,861
(Loss)/Gain on settlement of note payable and accounts payable	-	(22,660)
Gain on Interest Forgiven	832,500
Gain on Depreciation Recapture	1,706,569
Gain on Sale of Stock	6,820,949
Amortization of debt discount and debt issuance costs	(11,516)	(7,725,076)
Interest Income	205,857	164,686
Warrant modification expense	-	(2,545,360)
Interest expense	(3,383,294)	(2,908,579)

Net Loss	(10,255,762)	(70,918,302)

Less: Net income attributable to Non Controlling Interest	-	-

Net loss attributable to American Resources Corporation Shareholders	$(10,255,762)	$(70,918,302)

Net loss per share - basic and diluted	$(.35)	$(2.94)

Weighted average shares outstanding	29,359,993	24,094,420

The accompanying footnotes are integral to the consolidated financial statements

American Resources Corporation

Statement of Stockholders' Deficit

December 31, 2020

	American Resources		American Resources		American Resources		American Resources
	Common Stock		Preferred Series A		Preferred Series B		Preferred Series C
	Par Value Shares	0.0001 Amount	Par Value Shares	0.0001 Amount	Par Value Shares	0.0001 Amount	Par Value Shares	0.0001 Amount	Additional paid in capital	Accumulated Deficit	Total
January 1, 2019	17,763,469	1,776	481,780	48	-	-	50,000	5	42,913,532	(52,115,183)	(9,199,822)

Issuance of Common Stock for Cash	4,795,200	479	-	-	-	-	-	-	7,763,121	-	7,763,600

Issuance of Common Shares for Services	360,315	36	-	-	-	-	-	-	1,906,217	-	1,906,253

Issuance of Common Shares for Asset Acquisition	2,000,000	200	-	-	-	-	-	-	24,399,800	-	24,400,000

Issuance of Common Shares for Conversion of Debt and Accounts payable	54,417	5	-	-	-	-	-	-	231,656	-	231,661

Issuance of Warrants to Consultants	-	-	-	-	-	-	-	-	2,524,500	-	2,524,500

Amortization of Options - Stock Based Compensation	-	-	-	-	-	-	-	-	377,255	-	377,255

Issuance of Common Shares for Warrant Exercise- cashless	599,427	60	-	-	-	-	-	-	(60)	-	-

Conversion of Series A into common stock	1,605,934	161	(481,780)	(48)	-	-	-	-	(113)	-	-

Conversion of Series C into common stock	13,750	1	-	-	-	-	(50,000)	(5)	4	-	-

Beneficial Conversion on note payable	-	-	-	-	-	-	-	-	7,362,925	-	7,362,925

Return of common shares	(107,000)	(11)	-	-	-	-	-	-	11	-	-

Warrant modification expense	-	-	-	-	-	-	-	-	2,545,360	-	2,545,360

Underwriter warrants	-	-	-	-	-	-	-	-	4,098	-	4,098

Issuance of common shares with note payable	325,000	33	-	-	-	-	-	-	297,798	-	297,831

Net loss	-	-	-	-	-	-	-	-	-	(70,918,302)	(70,918,302)

Balance December 31, 2019	27,410,512	2,740	-	-	-	-	-	-	90,326,104	(123,033,485)	(32,704,641)

Issuance of Common Stock for cash	5,200,000	520	-	-	-	-	-	-	12,034,480	-	12,035,000

Issuance of Common Stock for Debt Conversions	9,461,683	947	-	-	-	-	-	-	8,622,291	-	8,623,238

Issuance of Common Stock for Consulting Services	65,303	7	-	-	-	-	-	-	92,793	-	92,800

Issuance of Common Stock for Warrant Exercises	2,145,264	217	-	-	-	-	-	-	2,270,714	-	2,270,931

Issuance of Common Stock for Account Payable Conversions	90,000	9	-	-	-	-	-	-	217,767	-	217,776

Issuance of Common Stock for Note Settlement	600,000	60	-	-	-	-	-	-	642,000	-	642,060

Return of Common Stock for Asset Sale	(2,000,000)	(200)	-	-	-	-	-	-	(1,840,000)	-	(1,840,200)

Issuance of Warrants in Conjunction with Convertible Notes	-	-	-	-	-	-	-	-	1,595,071	-	1,595,071

Amortization of Warrant and Stock Option Expense	-	-	-	-	-	-	-	-	345,076	-	345,076

Net Income	-	-	-	-	-	-	-	-	-	(10,255,762)	(10,255,762)

Balance December 31, 2020	42,972,762	4,256		-	-	-	-	-	113,279,448	(133,289,247)	(20,005,500)

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019
Cash Flows from Operating activities:
Net loss	$(10,255,762)	$(70,918,302)
Adjustments to reconcile net income (loss) to net cash
Depreciation	1,855,236	4,588,136
Amortization of mining rights	939,672	1,657,673
Accretion expense	1,287,496	1,482,349
Liabilities reduced due to sale of assets	(3,271,974)	-
Forgiveness of debt	-	-
Gain on purchase of assets	-	(394,484)
Impairment loss		27,688,030
Amortization of debt discount and issuance costs	-	7,725,076
Recovery of advances receivable		(177,686)
Warrant expense	-	2,524,500
Warrant modification expense	-	2,545,360
Issuance of common shares for services	18,800	1,906,253
Issuance of warrants in conjunction with convertible notes	1,223,700	-
Loss on settlement of accounts payable with common shares	642,060	22,660
Return of common shares for property sale	(1,840,200)	-
Stock compensation expense	230,050	377,255
Change in current assets and liabilities:

Accounts receivable	2,386,255	(1,000,917)
Prepaid expenses and other assets	(175,000)	147,826
Inventory	365,126	(351,830)
Accounts payable	(4,301,976	1,164,080
Account payable related party	(97,649)	243,502
Funds held for others		(79,662)
Accrued interest	(1,826,244)	1,643,075
Cash used in operating activities	(13,847,255)	(19,207,106)

Cash Flows from Investing activities:
Advances made in connection with management agreement	-	-
Advance repayment in connection with management agreement	-	-
Cash received (paid) for PPE, net	417,857	(327,250)
Cash received from acquisitions	-	650,000
Cash provided by investing activities	417,857	322,750

Cash Flows from Financing activities:
Principal payments on long term debt	(1,103,191)	(2,059,484)
Proceeds from long term debt (net of issuance costs $0 and $0)	28,000	8,660,527
Proceeds from convertible debt	14,411,949	599,980
Proceeds from related party		(9,861)
Net (payments) proceeds from factoring agreement	(1,807,443)	1,489,508
Sale of common stock for cash	12,832,475	7,767,698
Proceeds series C preferred stock	-	-
Cash provided by financing activities	24,361,790	16,448,368

Increase (decrease) in cash	10,932,392	(2,435,988)

Cash, beginning of year	268,811	2,704,799

Cash, end of year	$11,201,203	$268,811

Supplemental Information

Assumption of net assets and liabilities for asset acquisitions	$-	$6,623,999
Shares issues in asset acquisition	$-	$24,400,000
Discount on note due to beneficial conversion feature	$-	$7,362,925
Conversion of note payable to common stock	$-	$231,661
Issuance of shares as part of note payable consideration	$-	$297,831
Conversion of Preferred Series A Shares to common shares	$-	$161
Conversion of Preferred Series C Shares to common shares	$-	$1
Return of shares related to employee settlement	$-	$11
Warrant exercise for common shares	$-	$60
Cash paid for interest	$327,239	$557,663
Cash paid for income tax	$-	$-

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation (ARC or the Company) operates through subsidiaries that were formed or acquired in 2020, 2019, 2018, 2016 and 2015 for the purpose of acquiring, rehabilitating and operating various natural resource assets including coal used in the steel making and industrial markets, critical and rare earth elements used in the electrification economy and aggregated metal and steel products used in the recycling industries.

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

On January 5, 2017, QEI entered into a share exchange agreement with NGFC Equities, Inc (NGFC). Under the agreement, the shareholders of QEI exchanged 100% of its common stock to NGFC for 4,817,792 newly created Series A Preferred shares that is convertible into approximately 95% of outstanding common stock of NGFC. The previous NGFC shareholders retained 845,377 common shares as part of the agreement. The conditions to the agreement were fully satisfied on February 7, 2017, at which time the Company took full control of NGFC. NGFC has been renamed to American Resources Corporation ARC. The transaction was accounted for as a recapitalization. QEI was the accounting acquirer and ARC will continue the business operations of QEI, therefore, the historical financial statements presented are those of QEI and its subsidiaries. The equity and share information reflect the results of the recapitalization. On May 15, 2017, ARC initiated a one-for-thirty reverse stock split. The financial statements have been retrospectively restated to give effect to this split.

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

The company is the primary beneficiary of Advanced Carbon Materials LLC (ACM), which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of ACM have been included in the accompanying consolidated financial statements. The company is a 49.9% owner in ACM and has control of 90% of the cash flow which led to the determination of the company as the primary beneficiary. As of December 31, 2020, ACM had no assets, liabilities or operations.

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

On September 25, 2019, Perry County Resources LLC (PCR) was formed as a wholly owned subsidiary of QEI.

On June 8, 2020, American Rare Earth LLC was created as a wholly owned subsidiary of ARC for the purpose of developing and monetizing rare earth mineral deposits.

On June 28, 2020, American Metals LLC was created as a wholly owned subsidiary of ARC for the purpose of aggregating, processing and selling recovered steel and metals.

Asset Acquisitions:

On February 12, 2019, through a share exchange, ARC merged with Empire Kentucky Land, Inc, its wholly-owned subsidiary Colonial Coal Company, Inc. and purchased assets consisting of surface and mineral ownership and other related agreements of Empire Coal Holdings, LLC in exchange for a cash payment of $500,000 which was carried as a seller note until paid on February 21, 2019, a seller note of $2,000,000 payable in the form of a royalty from production off of the property and 2,000,000 common shares of ARC’s stock valued at $24,400,000. The note is currently in default as a result of non-payment at the earlier of i) completion of the securities offering and ii) August 20, 2019 (Maturity date). The default interest rate is 5%. American Resources Corporation has received a Breach of Promissory Notes from Empire Kentucky Land, Inc. The amount being sought is $2,000,000 as well as additional fees and charges. The acquired assets have an anticipated life of 25 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 25 years. Amortization expense for this asset for the year ended December 31, 2020 and 2019 amounted to $0 and $931,222, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value. On May 8, 2020, the company sold Empire Kentucky Land, Inc. and its wholly-owned subsidiary Colonial Coal Company, Inc back to the seller under a Settlement, Rescission and Mutual Release Agreement. Under the agreement, the shares of Empire and the underlying property is sold to the seller for the consideration of the cancelation of $2,000,000 in seller financing and for 2,000,000 shares of the Company’s common shares. As such, the assets have been written down to $0 as of December 31, 2019 resulting in an impairment loss of $25,968,667. On May 8, 2020, the Company entered into a Settlement, Rescission and Mutual Release Agreement with the parties of the Empire acquisition. The agreement provides for the property of Empire to transfer back to the former parties for the return of 2,000,000 common shares of the Company and extinguishment $2,000,000 seller financing note. Additionally, permits and bonding liability associated with the Point Rock Mine were also transferred back to the original permit holders for the consideration of them assuming the reclamation liability. The transaction resulted in a gain on sale of $6,820,949 for the year ended December 31, 2020.

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

On August 16, 2019, ERC acquired certain assets known as the Gold Star Acquisition in exchange for assuming certain liabilities of LC Energy Operations, LLC and the payment of $400,000, of which $177,000 of this amount was considered recovery of previously written off bad debt. The value of the assets received in excess of the liability assumed created a gain on purchase of $394,484. The fair values of the asset retirement obligation liabilities assumed were determined to be $77,831. The liabilities assumed do not require fair value readjustments. The company’s intention with this property is to reclaim the former mining operations and monetize the structure and equipment acquired.

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

The assets acquired and liabilities assumed of Perry County Coal, LLC were as follows at the purchase date:

Assets
Coal Inventory	$523,150
Mine Development	415,984
Coal Refuse	142,443
Land	675,092
Equipment - Underground	692,815
Equipment - Surface	3,763
Processing and Loading Facility	1,550,663
Liabilities
Reclamation liability	2,009,181
Accrued liabilities	1,994,727

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

Restricted cash: As part of the Kentucky New Markets Development Program an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of December 31, 2020 and December 31, 2019 was $19,138 and $47,987, respectively.

During the 2019 the Company established a reclamation bonding collateral fund. The balance of the restricted cash being held totaled $217,500 and $250,000 as of December 31, 2020 and 2019, respectively.

During 2020, the Company established an escrow account for certain assumed liabilities in the PCR acquisition. The balance as of December 31, 2020 and 2019 includes in the amount of $347,070 and $0, respectively, to pay for assumed liabilities in the PCR asset acquisition.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the year ended December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
Cash	$10,617,495	$3,324
Restricted Cash	583,708	265,487
Total cash and restricted cash presented in the consolidated statement of cash flows	$11,201,203	$268,811

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

There was no impairment loss recognized during the period ending December 31, 2020.

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

Cost of Goods Sold and Gross Profit:  Cost of Goods Sold for coal mined and processed include direct labor, materials and utilities.  Activities related to metal recover are inherent in both direct coal labor and overhead labor and does not require additional variable costs.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During 2020 and 2019, $0 and $0 were incurred for gain loss on settlement on ARO.

The table below reflects the changes to our ARO:

	2020	2019
Beginning Balance	$19,839,782	$18,528,009
Accretion	1,287,496	1,482,349
Pointrock Sale	(2,910,749)
PCR Sale	(361,225)	-
Gold Star Acquisition		77,831
PCR Acquisition		2,009,181
Change in ARO Estimate		(2,262,931)
Ending Balance	$17,855,304	$19,834,439
Current portion of reclamation liability	$2,327,169	$2,327,169
Long-term portion of reclamation liability	$15,528,135	$17,512,613

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

Customer Concentration and Disaggregation of Revenue: As of December 31, 2020, and 2019 49.5% and 87.49% of revenue came from two coal customers and three coal customers, respectively. During December 31, 2020, 50.5% of revenue came from two metal recovery customers. As of December 31, 2020, and 2019, 100% and 99.63% of outstanding accounts receivable came from zero and two customers, respectively.

For the year ended December 31, 2020 and 2019, 100% and 62% of generated from sales to the steel and industrial industry, respectively. For the year ended December 31, 2020 and 2019, 0% and 38% of generated from sales to the utility industry, respectively.

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

The Company has a convertible note outstanding. Principal and accrued interest is convertible into common shares at $1.05 per share.

Loan Issuance Costs and Discounts are amortized using the effective interest method. Amortization expense amounted to $11,516 and $7,725,076 as of December 31, 2020 and 2019, respectively. Amortization expense for the next five years is expected to be approximately $12,000, annually.

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

Allowance for trade receivables as of December 31, 2020 and 2019 amounted to $0 and $0, respectively. Allowance for other accounts receivables as of December 31, 2020 and 2019 amounted to $0 and $0, respectively.

Allowance for trade receivables as of December 31, 2020 and 2019 amounted to $0, for both years. Allowance for other accounts receivables, including note receivables as of December 31, 2020 and 2019 amounted to $1,494,570 and $0, respectively. The allowance related to the purchase of a note receivable from a third party. The note receivable has collateral in certain mining permits which are strategic to KCC. Timing of payment on the note is uncertain resulting a full allowance for the note.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of December 31, 2020 and 2019.

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

For the years ended December 31, 2020 and 2019, the Company had 8,401,221 and 10,698,879 outstanding stock warrants, respectively. For the years ended December 31, 2020 and 2019, the Company had 2,159,269 and 1,056,830 outstanding stock options, respectively. For the years ended December 31, 2020 and 2019, the Company had 0 and 0 shares of Series A Preferred Stock, respectively, that has the ability to convert at any time into 0 and 0 shares of common stock, respectively. For the years ended December 31, 2020 and 2019, the Company had 0 and 0 shares of Series B Preferred Stock, respectively, that has the ability to convert at any time into 0 and 0 shares of common stock, respectively. For the years ended December 31, 2020 and 2019, the Company had 2,159,269 and 1,056,830 restrictive stock awards, restricted stock units, or performance-based awards.

Reclassifications: Reclassifications have been made to conform with current year presentation.

New Accounting Pronouncements: Management has determined that the impact of the following recent FASB pronouncements will not have a material impact on the financial statements.

ASU 2020-10, Codification Improvements, effective for years beginning after December 15, 2020.

ASU 2020-09, Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, effective for years beginning after December 31, 2020.

ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable and other Costs, effective for years beginning after December 15, 2020.

ASU 2020-06, Debt – Debt with Conversion and Other Options, effective for years beginning after December 15, 2021. Management is still evaluating the effects of this pronouncement ahead of its effective date.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019, property and equipment were comprised of the following:

	2020	2019
Processing and rail facility	$11,591,273	$12,723,163
Underground equipment	6,838,417	8,294,188
Surface equipment	2,527,576	3,224,896
Mine development	561,575	669,860
Coal refuse storage	12,134,192	12,171,271
Land	1,572,435	1,748,169
Less: Accumulated depreciation	(12,726,809)	(11,162,662)

Total Property and Equipment, Net	$22,498,659	$27,668,885

Depreciation expense amounted to $2,298,703 and $4,588,136 for the years of December 31, 2020 and 2019, respectively. Amortization of mining rights amounted to $1,251,357 and $1,657,673 for the years of December 31, 2020 and 2019, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mine Development	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the year ended December 31, 2020 and 2019, principal payments on long term debt totaled $2,586,981 and $2,059,484, respectively. During the year ended December 31, 2020 and 2019, new debt issuances totaled $5,066,129 and $8,660,527, respectively. During the year ended December 31, 2020 and 2019, net (payments) and proceeds from our factoring agreements totaled $(1,807,443) and $1,489,508, respectively.

During the year ended December 31, 2020 and 2019, discounts on debt issued amounted to $134,296 and $210,581, respectively related to the Sales financing arrangement discussed below and the note payable discussed further in note 3. During 2020 and 2019, $11,516 and $362,151 was amortized into expense with $405,667 and $417,183 remaining as unamortized discount, respectively.

Short-term and Long-term debt consisted of the following at December 31, 2020 and 2019:

	2020	2019

Equipment Loans - QEI

Note payable to an unrelated company in monthly installments of $1,468, With interest at 6.95%, through maturity in March 2021, when the note is due in full. The note is secured by equipment and a personal guarantee by an officer of the Company.	22,720	28,861
On September 8, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $600,000. The note carries 0% interest and is due April 1, 2019. The agreement provided for $80,000 paid upon execution, $30,000 monthly payments until the balance is paid in full. The note is secured by the equipment purchased.	-	220,000
On October 19, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $90,400. The agreement calls for monthly payments until maturity of October 19, 2019 and interest of 9.95%. The note is secured by the equipment purchased.	136	4,136
On October 20, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $50,250. The agreement calls for monthly payments until maturity of October 20, 2019 and interest of 10.60%. The note is secured by the equipment purchased.	5,166	5,166
On December 7, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $56,900. The agreement calls for an interest rate of 8.522%, monthly payments until maturity of January 7, 2021. The note is secured by the equipment purchased.	32,596	34,594
On January 25, 2018, QEI entered into an equipment loan agreement with an unrelated party in the amount of $346,660. The agreement calls for monthly payments of $11,360 until maturity date of December 24, 2020 and carries an interest rate of 9%. The loan is secured by the underlying surface equipment purchased by the loan. Loan proceeds were used directly to purchase equipment.	169,749	169,749
On May 9, 2018, QEI entered into a loan agreement with an unrelated party in the amount of $1,000,000 with a maturity date of September 24, 2018 with monthly payments of $250,000 due beginning June 15, 2018. The note is secured by the assets and equity of the company and carries an interest rate of 0%. Proceeds of the note were split between receipt of $575,000 cash and $425,000 payment for new equipment. No payments have been made on the note which is in default. The note is secured by the equipment purchased by the note and a personal guarantee of an officer.	1,000,000	1,000,000

Empire – Secured Seller Note
On February 20, 2019, as part of the merger with Empire Kentucky Land, Inc, the Company executed a seller financing note in the amount of $2,000,000 with the maturity date of August 20, 2019. The note was in technical default and carries a default interest rate of 5% until settled on May 8, 2020. (see note 10)	-	2,000,000
Sales Financing Arrangement ARC
The Company received $500,000 in cash with $700,000 worth of coal held as collateral. The agreement has a maturity of sixty days (July 30, 2019) and does not have a stated interest rate, however, the interest expense, “additional consideration” is stated to be $50,000 over the two-month term. The company also issued 25,000 shares as consideration for the inventory line of credit. This note is currently in default. The inventory line of credit is secured by the underlying inventory. The note was transformed into the convertible note fund on November 20, 2020.	$-	450,000

ARC Corporate Loan

On August 9, 2019, the Company entered into a $500,000 promissory note with a non-related entity. The note bears interest at 11% and is due by September 15, 2019. On August 6, 2019, $250,000 was drawn on the promissory note. On August 9, 2019, $250,000 was drawn on the promissory note. On August 16, 2019, an additional $300,000 was drawn on the promissory note. The note included 300,000 common shares resulting in a relative fair value calculation discount of $210,581 which is amortized over the term of the note. This note is currently in default. The note is secured by specific equipment. Additional funds totaling $1,000,000 was advanced in December 31, 2019. The note was transformed into the convertible note fund on April 1, 2020.

	-	1,800,000
PCR Acquisition Note

On September 27, 2019, the Company entered into a promissory note with a non-related entity for an amount up to $1,850,000 in conjunction with the PCR asset acquisition but separate from the assumed liabilities. $250,000 was drawn on this note as of September 30, 2019. The note bears interest at 4% and is due in full on September 27, 2020. The note was subsequently amended on October 18, 2019 the increase the full amount of the borrowing to $2,010,547. The note is unsecured. The initial draw was to be used for closing costs and the remaining tranches are to be used for payroll and payroll related expenses. The note carries restrictive covenants outlined in the note agreement. The note was transformed into the convertible note fund on November 23, 2020.

	-	2,010,547

On April 23, 2020, the Company received loan proceeds in the amount of approximately $2,649,800 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period.

	2,649,800	-

On September 11, 2020, the Company entered into a $1,493,233.65 settlement agreement with a non-related party. Starting April 1, 2021, the note requires monthly payments of $100,000 until the balance is paid in full.	1,493,234	-

Customer Loan Agreement - ARC

On December 31, 2018, the Company entered into a loan agreement with an unrelated party. The loan is for an amount up to $6,500,000 of which $3,000,000 was advanced on December 31, 2018 and $3,500,000 was advanced During 2019. The promissory agreement carries interest at 5% annual interest rate and payments of principal and interest shall be repaid at a per-ton rate of coal sold to the lender. The outstanding amount of the note has a maturity of April 1, 2020. The note is secured by all assets of the Company. Loan issuance costs totaled $41,000 as of December 31, 2018.	$3,967,997	$6,035,988

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

	454,417	804,618

Equipment Loans – ERC

Equipment lease payable to an unrelated company in 48 equal payments of $771 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc.	9,902	14,399

Equipment lease payable to an unrelated company in 48 equal payments of $3,304 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc.	62,722	73,527

Equipment lease payable to an unrelated company in 48 equal payments of $2,031 with an interest rate of 5.25% with a balloon payment at maturity of August 13, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc.	-	2,022

Equipment Loans - McCoy

On May 2, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $250,000 which carries 0% interest. Full payment was due September 12, 2017, and the note is in default. The note is secured by the equipment purchased with the note.	73,500	81,000

On June 12, 2017, Quest entered into an equipment purchase Agreement, which carried interest at 0% with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $22,500. Full payment was due September 12, 2017, and the note is in default. The note is secured by the equipment purchased with the note.	22,500	22,500

On September 25, 2017, Quest entered into an equipment purchase Agreement, which carries 0% interest with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $350,000. The agreement provided for $20,000 monthly payments until the balance is paid in full. The note matures on September 25, 2019, and the note is in default. The note is secured by the equipment purchased with the note.	187,041	262,041

Seller Note - Deane

Deane Mining - promissory note payable to an unrelated company, with monthly interest payments of $10,000, at an interest rate of 6%, beginning June 30, 2016. The note is due December 31, 2017 and is unsecured. During 2020, the counterparty to the note filed for Bankruptcy protection and the note was written off during the process.	-	2,000,000

Seller Note – Wyoming County

In conjunction with the asset acquisition, $600,000 promissory note payable to an unrelated company. See note 1. $350,000 is due on demand and the remaining $250,000 will be paid with monthly payments based on $1 per ton of coal to originate from the assets acquired, commencing November 1, 2019. $375,000 was paid in 2019. The note is due on May 7, 2019, is unsecured and carries interest at 0%. The note was in default and subsequently cured by conversion into modified debt agreement April 1, 2020.	-	225,000

Accounts Receivable Factoring Agreement Factoring Arrangements

On December 19, 2019, the Company entered into a factoring arrange with an unrelated party. The arrangement is separated into two components. The first component is a promissory note in the amount of $1,189,223 with interest equaling 1.61% and a due date of December 31, 2020. The principal will be repaid out of future sales and the note is secured by certain fixed assets of PCR. The second component is advance of customer invoices totaling 2,200,486. The advances bear interest at 7% plus a $1 per ton fee and were re-paid in January 2020, from customer receipts.	1,274,034	3,389,709

A customer of the Company advanced $550,000 for inventory. The advance is unsecured and bears no interest and will be recouped by future sales to the customer. The note is due on demand and has been repaid subsequent to year end.	187,914	550,000

Kentucky New Markets Development Program

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5.	4,117,139	4,117,139

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5.	1,026,047	1,026,047

Less: Debt Discounts and Loan Issuance Costs	(405,667)	(417,183)

Total note payables, net of discount	16,328,447	25,909,860
Less: Current maturities	10,997,692	20,494,589

Total Long-term note payables, net of discount	$5,330,752	$5,415,271

Convertible notes payable consisted of the following at December 31, 2020 and 2019:

	2020	2019

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

	$-	$7,419,612

In 2020, the Company created a convertible debt offering. The debt matures in two years, with interest at 12.5% capitalizing monthly.	15,128,480	-

Less: Debt Discounts	(827,573)	-

Total convertible note payables, net of discount	14,300,907	7,419,612

Affiliate notes consisted of the following at December 31, 2020 and 2019:

	2020	2019

Notes payable to affiliate, due on demand with no interest and is uncollateralized. Equipment purchasing was paid by an affiliate resulting in the note payable.	$74,000	$74,000

During July 2017, an officer of the Company advanced $50,000 to Quest. During October 2018, the same officer advanced $13,500 to American Resources. The advances are unsecured, non interest bearing and due on demand. The note was transformed into the convertible note fund on April 14, 2020.	-	53,639

During December 2018, an officer of the Company advanced $5,000 to Quest. The advance is unsecured, non interest bearing and due on demand. The note was transformed into the convertible note fund on April 14, 2020.	-	5,000

Total affiliate note payables	74,000	132,639

Total interest expense was $3,383,294 in 2020 and $2,908,579 in 2019.

Future minimum principal payments, interest payments and payments on capital leases are as follows:

Payable In	Loan Principal	Lease Principal	Total Loan and Lease Principal	Lease Interest

2021	11,020,194	89,948	11,110,142	4,722
2022	14,894,139	-	14,894,139	-
2023	-	-	-	-
2024	-	-	-	-
2025	-		-
Thereafter	4,737,519	-	4,737,519	-

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable. The balance of the note was $74,000 as of December 31, 2020 and 2019, respectively.

During 2016, the Company entered into a coal sales commission agreement with a company for which a member services as a Company Independent Director. The company is to get 2% of the net sales price on all coal sold through pre-approved customers. Commissions earned during 2020 and 2019 amounted to $0 and $29,677, respectively. As of December 31, 2020 and 2019, the balance owed on the agreement amounted to $0 and $110,828, respectively. During 2020, the outstanding amount was paid in full.

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

During July 2017, an officer of the Company advanced $50,000 to Quest. The advance is unsecured, non interest bearing and due on demand. During October 2018, the same officer advanced $13,500 under the same terms. (see Note 3). The balance as of December 31, 2020 and 2019 amounted to $53,639 and $53,639, respectively. Subsequent to year end this note was converted into a senior secured convertible note. (see Note 10)

During December 2018, an officer of the Company advanced $5,000 to American Resources. The advance is unsecured, non interest bearing and due on demand. (see Note 3) The balance as of December 31, 2020 and 2019 amounted to $5,000 and $5,000, respectively. Subsequent to year end this note was converted into a senior secured convertible note. (see Note 10)

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, LRR, owned by members of the Company’s management. LRR leases various parcels of land to QEI and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of January 28, 2017, the note was paid in full. From October 24, 2016. this transaction was eliminated upon consolidation as a variable interest entity. As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity. As of December 31, 2020, and 2019, amounts owed to LRR totaled $679,146 and $718,156, respectively.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. During 2020, the amount incurred under the agreement amounted to $1,547,671 and the amount paid amounted to $1,547,671. As of December 31, 2020, the amount due under the agreement amounted to $355,899.32.

On June 11, 2020 the Company purchased $1,494,570 of secured debt included accrued interest that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the four notes. The first note in the amount of $75,000 is dated June 28, 2013, carries an interest rate of 12% and was due on June 28, 2015. The second note in the amount of $150,000 is dated June 28, 2013, carries an interest rate of 12% and was due June 28, 2015. The third note in the amount of $199,500 is dated March 18, 2014, carries an interest rate of 4% and was due on March 18, 2016. The fourth note in the amount of $465,500 is dated March 18, 2014, carries an interest rate of 4% and was due on March 18, 2016. The notes are in default and have been fully impaired due to collectability uncertainty.

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

On March 18, 2016, ERC Mining LLC, an entity consolidated as a VIE, lent $4,117,139 to an unaffiliated entity, as part of the Kentucky New Markets Development Program loans. The note bears interest at 4% and is due March 7, 2046. The balance as of December 31, 2020 and 2019 was $4,117,139 and $4,117,139, respectively. Payments of interest only are due quarterly until March 18, 2023 at which time quarterly principal and interest are due. The note is collateralized by the equity interests of the borrower.

The Company’s management also manages the operations of ERC Mining LLC. ERC Mining LLC has assets totaling $4,117,139 and liabilities totaling $4,415,860 as of December 31, 2020 and 2019, respectively, for which there are to be used in conjunction with the transaction described above. Assets totaling $3,325,401 and $3,490,087 and liabilities totaling $4,117,139 and $4,117,139, respectively, are eliminated upon consolidation as of December 31, 2020 and 2019. The Company’s risk associated with ERC Mining LLC is greater than its ownership percentage and its involvement does not affect the Company’s business beyond the relationship described above.

NOTE 6 – MANAGEMENT AGREEMENT

On April 13, 2015, ERC entered into a mining and management agreement with an unrelated entity, to operate a coal mining and processing facility in Jasonville, Indiana. The agreement called for a monthly base fee of $20,000 in addition to certain per ton fees based on performance to be paid to ERC. Fees earned totaled $0 and $340,915 for 2020 and 2019, respectively. The agreement called for equipment payments to be made by the entity.

During 2020, ERC had advances of $- and repayments of $- of amounts previously advanced. During 2019, ERC had advances of $48,611 and repayments of $197,419 of amounts previously advanced. The advances are unsecured, non-interest bearing and due upon demand.

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

Deferred tax assets consisted of $1,786,715 and $8,272,875 at December 31, 2020 and 2019, respectively, which was fully reserved. Deferred tax assets consist of net operating loss carryforwards in the amount of $17,809,487 and $16,022,772 at December 31, 2020 and 2019, respectively, which was fully reserved. The net operating loss carryforwards for years 2015, 2016, 2017, 2018. 2019 and 2020 begin to expire in 2035. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

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

The Company’s effective income tax rate is lower than what would be expected if the U.S. federal statutory rate (21%) were applied to income before income taxes primarily due to certain expenses being deductible for tax purposes but not for financial reporting purposes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years are open to examination as of December 31, 2020.

NOTE 8 – EQUITY TRANSACTIONS

As of December 31, 2020, the following describes the various types of the Company’s securities:

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

Voting Rights. The holders of Series A Preferred Stock shall be entitled to vote on an “as-converted” basis for any matters that require voting of the Class A Common Stock.

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

Common Share Transactions

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

On October 5, 2020, the company issued 15,000 shares of Class A Common Stock pursuant to a investor relations contract.  The stock price upon issuance was $1.60.

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

On October 14, 2020, the company received notice of exercise of 65,000 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $68,250 in cash consideration.

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

On October 22, 2020, the company received notice of exercise of 27,628 warrant shares of the Company pursuant to the August 27, 2019 Class A Common Stock and Warrant offering. The warrants converted at $1.05 per share and the company received $29,009 in cash consideration.

On October 30, 2020, the company issued 30,303 shares of Class A Common Stock pursuant to a investor relations contract.  The stock price upon issuance was $1.44.

On December 8, 2020, the Company issued 8,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.98.

On December 10, 2020, the Company issued 23,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.86.

On December 14, 2020, the Company issued 60,000 shares of Class A Common Stock based upon a warrant exercise. The share price at issuance was $1.88.

On December 22, 2020, the Company issued 25,000 shares of Class A Common Stock pursuant a debt conversion. The share price at issuance was $1.66.

On December 22, 2020, the Company issued 125,000 shares of Class A Common Stock pursuant a debt conversion. The share price at issuance was $1.66.

On December 28, 2020, the Company issued 144,346 shares of Class A Common Stock pursuant a debt conversion. The share price at issuance was $1.97.

On December 28, 2020, the Company issued 721,730 shares of Class A Common Stock pursuant a debt conversion. The share price at issuance was $1.97.

During the period ending December 31, 2020, the company received notice of conversion of convertible debt and notes in the amount of $9,934,767 at a conversion price of $1.05, resulting in Class A Common Stock issuances of 9,461,683.

Common Stock Option Transactions

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

A new 2018 Stock Option Plan (2018 Plan) was approved by the Board on July 1, 2018 and amended on July 16, 2020. The Company may grant up to 4,000,000 shares of common stock under the 2018 Plan. The 2018 Plan is administered by the Board of Directors, which has substantial discretion to determine persons, amounts, time, price, vesting schedules, exercise terms, and restrictions of the grants, if any. On September 12, 2018, the Board issued a total of 636,830 options to four employees of the Company under the 2018 Plan. The options have an expiration date of September 10, 2025 and have an exercise price of $1.00 per share. Of the total options issued, 25,000 vested immediately, with the balance of 611,830 options vesting equally over the course of three years, subject to restrictions regarding the employee’s continued employment by the Company. On June 18, 2020, the Board issued a total of 750,000 options to 2 employees of the Company under the 2018 Plan. The options have an expiration date of June 17, 2027 and have an exercise price of $2.630. The options vested equally over the course of seven years, subject to restrictions regarding the employee’s continued employment by the Company. On July 16, 2020, the Board issued a total of 50,000 options to a director of the Company under the 2018 Plan as amended. The options have an expiration date of March 15, 2021 and vest immediately. On November 23, 2020, the Board issued a total of 302,439 options to 3 employees and 4 directors. The options have an expiration of November 22, 2027 and vest immediately.

Warrant Transactions

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

On June 1, 2020 Warrant A-9 was issued in connection to legal services provided. Warrant A-9 is for 100,000 warrant shares. The warrants carry an exercise price of $1.00 and an expiration date of June 1, 2022.

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

On October 20, 2020 Warrant C-34 was issued in connection to the purchase of $500,000 of the senior convertible notes. Warrant C-34 is for 50,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of October 20, 2022.

On November 17, 2020 Warrant C-35 was issued in connection to the purchase of $550,000 of the senior convertible notes. Warrant C-35 is for 55,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of November 17, 2022.

On December 30, 2020 Warrant C-36 was issued in connection to the purchase of $500,000 of the senior convertible notes. Warrant C-36 is for 50,000 warrant shares. The warrants carry an exercise price of $1.50 and an expiration date of December 30, 2022.

The company uses the black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	2020	2019
Expected Dividend Yield	0%	0%
Expected volatility	123-479%	87.99-109%
Risk-free rate	0.60%	1.40-1.62%
Expected life of warrants	1-6.30 years	1-7.75 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) - December 31, 2018	5,545,227	$2.745	1.704	$42,063,228

Granted	7,450,900	$2.531	-	$-
Forfeited or Expired	1,697,223	7.638	-	-
Exercised	600,000	$0.010	-	$-
Outstanding - December 31, 2019	10,698,904	$1.856	2.310	$1,746,544
Exercisable (Vested) - December 31, 2019	10,698,904	$1.856	2.310	$1,746,544

Granted	5,107,670	$1.226	1.765	$3,749,528
Forfeited or Expired	3,172,639	4.443	1.19	$734,029
Exercised	4,232,714	$0.541	2.38	$4,918,670
Outstanding - December 31, 2020	8,401,221	$1.135	2.152	$7,453,214
Exercisable (Vested) - December 31, 2020	8,401,221	$1.135	2.152	$7,453,214

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Exercisable (Vested) - December 31, 2018	70,000	4.214	4.247	405,000

Granted	375,000	$3.105	6.999	$-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding - December 31, 2019	1,056,830	$1.960	5.998	$-
Exercisable (Vested) - December 31, 2019	273,943	$1.821	5.072	$-

Granted	1,102,439	$1.266	6.298	$788,354
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding - December 31, 2020	2,159,269	$1.606	5.660	$1,919,129
Exercisable (Vested) - December 31, 2020	888,659	$1.581	5.047	$749,470

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

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,427,990, the Company has accrued $1,894,621 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration amount to $918,611 of which the Company has accrued $480,072 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the company’s trade payables.

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

NOTE 10 - SUBSEQUENT EVENTS

Investor Relations Contract

On January 26, 2021, the Company entered into a six-month investor relations agreement with RedChip Companies, Inc. As compensation for the agreement, the Company issued 20,000 Class A Common shares. The share price on January 26, 2021 was $2.75 resulting in an expense recorded in the amount of $55,000.

Class A Common Shares Issued in exchange for services, trade payables and related party debt

On January 12, 2021, the Company issued 10,000 Class A Common Shares in connection with mining contractor services.

On January 19, 2021, the Company issued 87,110 Class A Common Shares to satisfy $225,000 of trade payables.

On January 20, 2021, the Company issued 50,00 Class A Common Shares in connection with securing rights for certain Rare Earth Mineral technologies.

On February 5, 2021, the Company issued 121,360 class A common shares pursuant to the purchase of $250.002 notes payable by a related party at a price of $2.06. The purchased note payable was written off due to lack of collectability.

On February 16, 2021, the Company issued 220,848 class A common shares pursuant to the conversion of $1,448,762 of bonding payables.

On February 17, 2021, the Company issued 17,000 Class A Common Shares to satisfy lease obligations.

Warrant Exercises

On January 11, 2021, the Company issued 10,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $2.05.

On January 19, 2021, the Company issued 5,671 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $2.50.

On January 19, 2021, the Company issued 5,671 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $2.50.

On January 25, 2021, the Company issued 12,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $2.71.

On January 25, 2021, the Company issued 30,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $2.71.

On January 25, 2021, the Company issued 50,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $2.71.

On January 25, 2021, the Company issued 50,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $2.71.

On January 26, 2021, the Company issued 25,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $2.75.

On January 26, 2021, the Company issued 5,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $2.75.

On January 27, 2021, the Company issued 1,400 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $2.40.

On February 3, 2021, the Company issued 6,652 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $4.50.

On February 4, 2021, the Company issued 100,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $4.68.

On February 4, 2021, the Company issued 14,884 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $4.68.

On February 5, 2021, the Company issued 12,309 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $6.00.

On February 5, 2021, the Company issued 30,753 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $6.00.

On February 8, 2021, the Company issued 114,750 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $7.15.

On February 8, 2021, the Company issued 22,700 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $7.15.

On February 8, 2021, the Company issued 50,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $7.15.

On February 8, 2021, the Company issued 7,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $7.15.

On February 8, 2021, the Company issued 62,500 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $7.15.

On February 8, 2021, the Company issued 7,500 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $7.15.

On February 8, 2021, the Company issued 15,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $7.15.

On February 8, 2021, the Company issued 484,267 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $7.15.

On February 8, 2021, the Company issued 37,569 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $7.15.

On February 9, 2021, the Company issued 4,204 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $7.32.

On February 9, 2021, the Company issued 44,850 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $7.32.

On February 10, 2021, the Company issued 6,157 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $6.77.

On February 12, 2021, the Company issued 799 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $6.34.

On February 12, 2021, the Company issued 113,100 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $6.34.

On February 12, 2021, the Company issued 68,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $6.34.

On February 17, 2021, the Company issued 2,356 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $6.51.

On February 19, 2021, the Company issued 5,700 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $6.55.

On February 23, 2021, the Company issued 55,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $5.08.

On February 25, 2021, the Company issued 5,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $4.54.

On March 1, 2021, the Company issued 360 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $5.05.

On March 3, 2021, the Company issued 400 shares of Class A Common Stock based up on a cash pay warrant exercise.  The share price at issuance was $4.55.

On March 4, 2021, the Company issued 667 shares of Class A Common Stock based upon a cash pay warrant exercise.  The share price at issuance was $3.88.

On March 5, 2021, the Company issued 533 shares of Class A Common Stock based upon a cash pay warrant exercise.  The share price at issuance was $3.93.

Warrant Issuances

On January 26, 2021, the Company issued Common Stock Purchase Warrant “A-10” for rare earth capture advisory. The warrant provides the option to purchase 10,000 Class A Common Shares at a price of $2.05. The warrants expire on January 26, 2024.

On February 7, 2021, the Company issued Common Stock Purchase Warrant “A-11” for rare earth processing advisory. The warrant provides the option to purchase 50,000 Class A Common Shares at a price of $4.25. The warrants expire on February 7, 2026.

Employee Stock Option Issuances

On January 28, 2021, the Company issued 25,000 options under the 2018 Employee Incentive Stock Option Plan to each the Chief Executive Officer, President and Chief Financial Officer pursuant to their 2020 employment contract. The share price at issuance was $2.56 resulting in an expense of $147,000.

Senior Convertible Note Issuance

On February 2, 2021, the Company issued $600,000 of convertible notes in exchange for cash. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50. Warrant C-37 was issued along with this note.

Note Conversions

On January 7, 2021, the Company issued 200,000 class A common shares pursuant to the conversion of $410,000 notes at a price of $2.05.

On January 7, 2021, the Company issued 40,000 class A common shares pursuant to the conversion of $82,000 notes at a price of $2.05.

On January 19, 2021, the Company issued 100,000 class A common shares pursuant to the conversion of $223,000 notes at a price of $2.23.

On January 19, 2021, the Company issued 500,000 class A common shares pursuant to the conversion of $1,115,000,000 notes at a price of $2.23.

On January 24, 2021, the Company issued 476,000 class A common shares pursuant to the conversion of $499,800 senior secured convertible notes at a price of $1.05.

On January 25, 2021, the Company issued 82,288 class A common shares pursuant to the conversion of $223,000 notes at a price of $2.71.

On February 2, 2021, the Company issued 150,000 class A common shares pursuant to the conversion of $562,5000 notes at a price of $3.75.

On February 2, 2021, the Company issued 60,000 class A common shares pursuant to the conversion of $225,000 notes at a price of $3.75.

On February 3, 2021, the Company issued 134,589 class A common shares pursuant to the conversion of $141,318 senior secured convertible notes at a price of $3.75.

On February 4, 2021, the Company issued 300,000 class A common shares pursuant to the conversion of $1,395,000 notes at a price of $4.65.

On February 4, 2021, the Company issued 120,000 class A common shares pursuant to the conversion of $558,000 notes at a price of $4.65.

On February 5, 2021, the Company issued 40,600 class A common shares pursuant to the conversion of $244,006 notes at a price of $6.01.

On February 5, 2021, the Company issued 16,240 class A common shares pursuant to the conversion of $97,602 notes at a price of $6.01.

On February 5, 2021, the Company issued 1,048,644 class A common shares pursuant to the conversion of $1,101,076 senior secured convertible notes at a price of $1.05.

On February 8, 2021, the Company issued 169,164 class A common shares pursuant to the conversion of $1,189,223 notes at a price of $7.03.

On February 8, 2021, the Company issued 500,000 class A common shares pursuant to the conversion of $525,000 senior secured convertible notes at a price of $1.05.

American Acquisition Opportunity Inc Sponsorship

On January 28, 2021, the Company invested $25,000 for the issuance of 2,500,000 Common B Shares in a newly formed Special Purpose Acquisition Company, American Acquisition Opportunity Inc. (AMAO) Additionally, the Company lent 57,996 to AMAO for transaction and operating costs. The amounts due to the Company are due on demand and bear no interest.

