Form 10-K/A
period 2020-12-31
American Resources Corp
filed 2021-03-12
CIK 1590715

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

EXPLANATORY NOTE

American Resources is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission on March 11, 2021, for the sole purpose of filing the required XBRL reporting.

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

Class A Common Shares Issued in exchange for services, trade payables and related party debt

On January 12, 2021, the Company issued 10,000 Class A Common Shares in connection with mining contractor services.

On January 19, 2021, the Company issued 87,110 Class A Common Shares to satisfy $225,000 of trade payables.

On January 20, 2021, the Company issued 50,000 Class A Common Shares in connection with securing rights for certain Rare Earth Mineral technologies.

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

