Form 10-Q
period 2021-03-31
American Resources Corp
filed 2021-05-12
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common	AREC	NASDAQ Capital Market
Warrant	ARECW	NASDAQ Capital Market

As of May 12, 2021, the registrant had 51,921,024 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended

March 31, 2021

AMERICAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31, 2021	December 31, 2020

ASSETS

CURRENT ASSETS
Cash	$7,097,465	$10,617,495
Accounts Receivable	3,274	38,650
Inventory	150,504	150,504
Prepaid fees	241,668	175,000
Accounts Receivable - Other	234,240	234,240
Total Current Assets	7,727,149	11,215,889

OTHER ASSETS
Cash - restricted	1,233,708	583,708
Processing and rail facility	11,591,273	11,591,273
Underground equipment	7,403,417	6,838,417
Surface equipment	2,527,576	2,527,576
Acquired mining rights	561,575	561,575
Coal refuse storage	12,134,192	12,134,192
Less Accumulated Depreciation	(13,432,024)	(12,726,809)
Land	1,572,435	1,572,435
Investment in LLC – Related Party	2,275,000	-
Note Receivable	4,117,139	4,117,139
Total Other Assets	29,984,291	27,199,506

TOTAL ASSETS	$37,711,440	$38,415,395

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,049,695	$4,288,794
Non-Trade Payables	3,476,236	3,850,781
Accounts payable – related party	712,872	679,146
Accrued interest	247,271	1,043,519
Due to affiliate	74,000	74,000
Current portion of long term-debt	5,805,453	10,997,692
Convertible note payables – short term (net of unamortized discount of $234,184 and $0)	10,906,144	-
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	26,598,840	23,261,101

OTHER LIABILITIES
Long-term portion of note payable (net of issuance costs of $402,788 and $405,667)	5,033,631	5,330,752
Convertible note payables – long term (net of unamortized discount of $829,650 and $1,854,421)	2,593,703	14,300,907
Reclamation liability	15,833,772	15,528,135
Total Other Liabilities	23,461,106	35,159,794

Total Liabilities	50,059,946	58,420,895

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 50,014,410 and 40,522,762 shares issued and outstanding	4,984	4,256
AREC - Series A Preferred stock: $.0001 par value; 100,000 shares authorized, nil and nil shares issued and outstanding	-	-
AREC - Series B Preferred stock: $.001 par value; 20,000,000 shares authorized, nil and nil shares issued and outstanding, respectively	-	-
AREC - Series C Preferred stock: $.001 par value; 20,000,000 shares authorized, nil and nil shares issued and outstanding	-	-
Additional paid-in capital	127,440,638	113,279,448
Accumulated deficit	(139,794,126)	(133,289,247)
Total Stockholders’ Equity (Deficit)	(12,348,504)	(20,005,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,711,442	$38,415,395

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2021	March 31, 2020

Coal Sales	$3,274	$524,334
Royalty Income	7,372	-

Total Revenue	10,646	524,334

Cost of Coal Sales and Processing	(800,515)	(1,855,187)
Accretion Expense	(305,636)	(370,587)
Depreciation	(393,530)	(915,052)
Amortization of Mining Rights	(311,685)	(313,224)
General and Administrative	(1,081,447)	(842,925)
Professional Fees	(710,032)	(194,046)
Production Taxes and Royalties	(568,182)	(160,230)
Development Costs	(1,811,951)	(128,159)

Total Operating expenses	(5,982,978)	(4,779,410)

Net Loss from Operations	(5,972,332)	(4,255,076)

Other Income and (expense)
Other Income	35,296	1,412,005
Amortization of debt discount and debt issuance costs	(2,879)	-
Interest Income	41,171	82,343
Interest expense	(491,113)	(500,640)
Total Other income (expense)	(417,525)	993,708)

Net loss attributable to American Resources Corp. Shareholders	$(6,389,857)	$(3,261,368)

Net loss per common share - basic and diluted	$(0.14)	$(0.12)

Weighted average common shares outstanding- basic and diluted	46,917,910	27,267,197

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANAURY 1, 2021 THROUGH MARCH 31, 2021 AND JANAURY 1, 2020 THROUGH MARCH 31, 2020
UNAUDITED

	American Resources			American Resources			American Resources
	Common Stock			Preferred Series A			Preferred Series C
	Par value	0.0001		Par Value	0.0001		Par Value	0.0001		Accumulated
	Shares	Amount	APIC	Shares	Amount	APIC	Shares	Amount	APIC	Deficit	Total
Balance December 31, 2019	27,410,512	2,740	90,326,104	-	-	-	-	-	-	(123,033,485)	(32,704,641)

Issuance of Warrants in conjunction with Convertible Notes			552,562								552,562

Amortization of Warrant and Option Expense			115,025							(115,025)	-

Net loss										(3,261,368)	(3,261,368)

Balance March 31, 2020	27,410,512	2,740	90,993,691	-	-	-	-	-	-	(126,409,878)	(35,413,447)

AMERICAN RESOURCES CORP
Statement of Stockholders' Deficit
March 31, 2021

	American Resources			American Resources			American Resources
	Common Stock			Preferred Series A			Preferred Series C
	Par value	0.0001		Par Value	0.0001		Par Value	0.0001		Accumulated
	Shares	Amount	APIC	Shares	Amount	APIC	Shares	Amount	APIC	Deficit	Total

Stock Compensation - Options			147,000								147,000

Shares issued in connection with warrant conversions	1,878,122	221	2,055,502								2,055,723

Amortization of beneficial conversion features			590,464								590,464

Shares issued in connection with debt and payable conversions	4,658,526	457	9,845,183								9,845,640
											-
Shares issued pursuant to restricted stock offering	425,000	43	1,104,958								1,105,000

Shares issued for services	80,000	8	187,992								188,000
											-
Amortization of Warrant and Stock Option Expense			115,025								115,025
											-
Net Loss										(6,389,857)	(6,389,857)

Balance March 31, 2021	50,014,410	4,984	127,440,638							(139,794,126)	(12,348,504)

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2021	March 31, 2020

Cash Flows from Operating activities:
Net loss	$(6,389,857)	$(3,261,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	393,530	915,052
Amortization of mining rights	311,685	313,224
Accretion expense	305,636	370,587
Reduction of ARO liability due to sale of assets	-	(312,338)
Warrant expense	115,025	115,025
Issuance of common share options for compensation	147,000	-
Amortization of beneficial conversion feature	590,464	-
Issuance of common shares for services	188,000	-
Change in current assets and liabilities:

Accounts receivable	35,376	2,387,505
Prepaid expenses and other assets	(66,668)	(175,000)
Inventory	-	365,126
Accounts payable	(1,613,643)	555,516
Accounts payable – related party	33,726	85,446
Accrued interest	(796,248)	(506,383)
Cash provided by (used in) operating activities	(6,745,974)	852,392

Cash Flows from Investing activities:

Cash paid for PPE, net	(565,000)	(408,915)
Investment in LLC	(2,275,000)	-
Cash provided by (used in) investing activities	(2,840,000)	(408,915)

Cash Flows from Financing activities:

Principal payments on long term debt	(62,294)	(72,255)
Proceeds from long term debt	-	28,000
Issuance of common shares for debt and payable conversion	1,997,514	-
Payments on factoring agreement, net	-	(1,807,443)
Proceeds from convertible note	1,620,000	1,598,642
Proceeds from warrant conversions	2,055,723	-
Proceeds from sale of common stock, net	1,105,001	-
Cash provided by financing activities	6,715,944	(253,056)

Increase (decrease) in cash and restricted cash	(2,870,030)	190,421

Cash and restricted cash, beginning of period	11,201,203	268,811

Cash and restricted cash, end of period	$8,331,173	$459,232

Supplemental Information
Non-cash investing and financing activities

Conversion of debt and trade payables to common shares	$1,997,514	$-
Discount on note due to beneficial conversion feature	$715,740	$-

Cash paid for interest	$42,426	$165,728
Cash paid for income taxes	$-	$-

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries American Carbon Corp (ACC), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC), Wyoming County Coal (WCC),Perry County Resources LLC (PCR), American Rare Earth LLC (ARE) and American Metals LLC (AM). All significant intercompany accounts and transactions have been eliminated.

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other period. These financial statements should be read in conjunction with the Company’s 2020 audited financial statements and notes thereto which were filed on form 10-K on March 11, 2021.

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

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of March 31, 2021 and December 31, 2020 was $19,138 and $47,987, respectively. The total balance of restricted cash also includes amounts held under the management agreement.

During 2020, the Company established an escrow account for certain assumed liabilities in the PCR acquisition. The balance as of March 31, 2021 and December 31, 2020 includes in the amount of $447,070 and $347,070, respectively, to pay for assumed liabilities in the PCR asset acquisition.

During 2019 the Company established a reclamation bonding collateral fund. The balance of the restricted cash being held totaled $250,000 and $250,000 as of March 31, 2021 and December 31, 2020.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the three months ended March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Cash	$7,097,465	$43,745
Restricted Cash	1,233,708	415,487
Total cash and restricted cash presented in the consolidated statement of cash flows	$8,331,173	$459,232

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

The table below reflects the changes to our ARO:

Balance at December 31, 2020	$17,855,305
Accretion – 3 months March 31, 2021	305,636
Reclamation work – 3 months March 31, 2021	-
Balance at March 31, 2021	$18,160,941

Balance at December 31, 2019	$19,839,782
Accretion – 3 months March 31, 2020	370,587
Reclamation work – 3 months March 31, 2020	-
Sale of PCR Permits	(361,225)
Balance at March 31, 2020	$19,849,144

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

Allowance for trade receivables as of March 31, 2021 and December 31, 2020 amounted to $0, for both periods. Allowance for other accounts receivables as of March 31, 2021 and December 31, 2020 amounted to $0 and $0, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of March 31, 2021 and December 31, 2020.

Reclassifications: Reclassifications have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2021 and December 31, 2020, property and equipment were comprised of the following:

	March 31, 2021	December 31, 2020
Processing and rail facility	$11,591,273	$11,591,273
Underground equipment	7,403,417	6,838,417
Surface equipment	2,527,576	2,527,576
Coal refuse storage	12,134,192	12,134,192
Mine Development	561,575	561,575
Land	1,572,435	1,572,435
Less: Accumulated depreciation	(13,432,024)	(12,726,809)

Total Property and Equipment, Net	$22,358,444	$22,498,659

Depreciation expense amounted to $393,530 and $915,052 for the period March 31, 2021 and March 31, 2020, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the three-month period ended March 31, 2021, principal reductions on long term debt totaled $8,136,378, primarily due to conversions of principal into Class A Common shares. During the three-month period ended March 31, 2021, increases to long term debt totaled $1,620,000, primarily from cash received in the form of a senior convertible note totaling $1,620,000. The notes have a minimum offering amount of $12,500,000 and maximum of $25,000,000 and minimum investment of $500,000. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50.

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

During the three-month period ended March 31, 2021 proceeds from the factoring agreement totaled $0 and repayments according to the factoring agreement totaled $0.

During the three-month period ended March 31, 2020 proceeds from the factoring agreement totaled $0 and repayments according to the factoring agreement totaled $1,807,443.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending March 31, 2021, royalty expense incurred with LRR amounted to $113,873 and amounts advanced from LRR amounted $0 and amounts repaid amounted to $0. As of March 31, 2021, total amounts owed LRR amounted to $712,872. For the three-month period ending March 31, 2020, royalty expense incurred with LRR amounted to $85,419 and amounts advanced from LRR amounted to $932 and amounts repaid to LRR amounted to $905. As of March 31, 2020, total amounts owed LRR amounted to $803,602.

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

During January 2021, the company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting.

NOTE 5 – EQUITY TRANSACTIONS

Employee stock compensation expense for the three-month period ending March 31, 2021 and 2020 amounted to $262,025 and $115,025 respectively.

Stock Sales

On March 17, 2021, 425,000 of restricted common shares were sold. Gross proceeds to the company amounted to $1,275,000.

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

On February 25, 2021, the Company issued 100,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $4.54.

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

On March 9, 2021, the Company issued 175,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $4.20.

On March 17, 2021, the Company issued 225 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $4.58.

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

On January 19, 2021, the Company issued 500,000 class A common shares pursuant to the conversion of $1,115,000 notes at a price of $2.23.

On January 24, 2021, the Company issued 476,000 class A common shares pursuant to the conversion of $499,800 senior secured convertible notes at a price of $1.05.

On January 25, 2021, the Company issued 82,288 class A common shares pursuant to the conversion of $223,000 notes at a price of $2.71.

On February 2, 2021, the Company issued 150,000 class A common shares pursuant to the conversion of $562,500 notes at a price of $3.75.

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

On February 16, 2021, the Company issued 220,848 class A common shares pursuant to the conversion of $525,000 senior secured convertible notes at a price of $1.05.

On March 16, 2021, the Company issued 319,127 class A common shares pursuant to the conversion of $525,000 senior secured convertible notes at a price of $1.05.

On March 18, 2021, the Company issued 42,476 class A common shares pursuant to the conversion of $525,000 senior secured convertible notes at a price of $1.05.

New Warrant Issuances

On January 26, 2021, the Company issued Common Stock Purchase Warrant “A-10” for rare earth capture advisory. The warrant provides the option to purchase 10,000 Class A Common Shares at a price of $2.05. The warrants expire on January 26, 2024.

On February 2, 2021, the Company issued Common Stock Purchase Warrant “C-37” in conjunction with the issuance of $600,000 convertible note. The warrant provides the option to purchase 60,000 Class A Common Shares at a price of $1.50. The warrants expire on February 2, 2023.

On February 7, 2021, the Company issued Common Stock Purchase Warrant “A-11” for rare earth processing advisory. The warrant provides the option to purchase 50,000 Class A Common Shares at a price of $4.25. The warrants expire on February 7, 2026.

The company uses the Black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	March 31, 2021	March 31, 2020
Expected Dividend Yield	0%	0%
Expected volatility	123-617%	123-617%
Risk-free rate	1.40-1.62%	1.40-1.62%
Expected life of warrants	1.635-5.588 years	2.310- 5.748 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) – December 31, 2019	10,689,904	$1.856	2.310	$1,746,544
Granted	3,969,407	$1.160	2.596	$-
Forfeited or Expired	3,138,889	$4.452	1.21	$2,363,611
Exercised	-	$-	-	$-
Outstanding - March 31, 2020	11,529,422	$0.892	2.751	$5,027,760
Exercisable (Vested) - March 31, 2020	11,529,422	$0.891	2.753	$5,027,760

Exercisable (Vested) – December 31, 2020	8,401,221	$1.135	2.152	$7,453,214
Granted	60,000	$3.883	4.521	$18,000
Forfeited or Expired	-	$-	-	$-
Exercised	1,681,022	$1.215	3.094	$5,321,781
Outstanding - March 31, 2021	6,780,199	$1.139	1.635	$18,277,625
Exercisable (Vested) - March 31, 2021	6,780,199	$1.139	1.635	$18,277,625

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2019	1,056,830	$1.960	5.998	$-
Exercisable (Vested) – December 31, 2019	273,943	$1.821	5.072	$-
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - March 31, 2020	1,056,830	$1.960	5.748	$551,260
Exercisable (Vested) - March 31, 2020	273,943	$1.821	4.823	$58,287

Outstanding – December 31, 2020	2,159,269	$1.606	5.660	$1,919,129
Exercisable (Vested) – December 31, 2020	888,659	$1.581	5.047	$749,470
Granted	75,000	$2.560	6.847	$105,000
Forfeited or Expired	50,000	$1.050	-	$-
Exercised	-	$-	-	$-
Outstanding - March 31, 2021	2,184,269	$1.651	5.588	$5,010,909
Exercisable (Vested) - March 31, 2021	938,659	$1.739	5.260	$2,149,710

NOTE 6 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,415,590, the Company has accrued $1,894,621 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration amount to $856,498 of which the Company has accrued $480,072 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the company’s trade payables.

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

On April 3, 2019 KCC partially settled a case relating to a reclamation issue while the property was under former ownership. The settled amount is $100,000 which will be paid out of a prior insurance policy. The remaining portion of the case was settled during for amount of $299,037.59. The outstanding amount has not been paid as of the report date and is included in trade payables.

On September 26, 2019, the Company received notice that a certain lease assumption as part of the PCR acquisition was being disputed by the lessor (see note 1).

The Company, through its investment in AOV is proportionally a sponsor of the special purpose acquisition company, American Acquisition Opportunity Inc. (AMAO) As such it is proportionally obligated to fund operating and working capital deficits of AMAO up to $800,000. As of March 31, 2021, amounts under the note totaled $485,900 and has been repaid subsequent to the balance sheet date.

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

NOTE 7 - SUBSEQUENT EVENTS

Warrant Exercises

On May 6, 2021, the Company issued 7,271 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $2.88.

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

On January 5, 2017, American Resources Corporation (ARC) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (“Quest Energy”), a private company incorporated in the State of Indiana on May 2015 with offices at 12115 Visionary Way, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky and western West Virginia. On November 25, 2020, Quest Energy changed its name to American Carbon Corp. (American Carbon)

American Carbon currently has seven coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining) and Wyoming County Coal LLC (Wyoming County), Quest Processing LLC (Quest Processing), Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers and specialty products. Since mid-2019, we have not mined or sold coal which is sold into the thermal coal markets. All production and future investment will be for the mining of metallurgical coal used in the steel and specialty markets.

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

McCoy Elkhorn Coal LLC

General:

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of two mines (Mine #15 and the Carnegie 1 Mine) in “hot idle” status, and one mine in development (Carnegie 2 Mine), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines in various stages of development or reclamation. McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal. The coal controlled at McCoy Elkhorn (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry Guide 7.

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

The Carnegie 1Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie Mine is currently operated as a modified contractor mine, whereby McCoy Elkhorn provides the mining infrastructure and equipment for the operations and pays the contractor a fixed per-ton fee for managing the workforce, procuring the supplies, and maintaining the equipment and infrastructure in proper working order.

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

Knott County Coal LLC

General:

Located primarily within Knott County, Kentucky (but with additional idled permits in Leslie County, Perry County, and Breathitt County, Kentucky), Knott County Coal is comprised of 22 idled mining permits (or permits in reclamation) and permits for one preparation facility: the idled Supreme Energy Preparation Plant. The idled mining permits are either in various stages of reclamation or being maintained as idled, pending any changes to the coal market that may warrant reinitiating production. The idled mines at Knott County Coal are primarily underground mines that utilize room-and-pillar mining. The coal controlled at Deane Mining (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry Guide 7.

Mines:

Currently all permitted mines are idled, in development or in reclamation.

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

Additional Permits:

In addition to the above mines, Knott County Coal holds 22 coal mining permits that are in development, idled or in various stages of reclamation. Any idled mines that are brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations.

Deane Mining LLC

General:

Located within Letcher County and Knott County, Kentucky, Deane Mining is comprised of one idled underground coal mine (the Access Energy Mine), one idled surface mine (Razorblade Surface) and one idled coal preparation facility called Mill Creek Preparation Plant, along with 12 additional idled mining permits (or permits in reclamation). The idled mining permits are either in various stages of development, reclamation or being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Deane Mining (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry Guide 7.

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

The Company acquired the Pioneer Preparation Plants as an idled facility, and since acquisition, no work has been performed at the facility. Both the Pioneer Preparation Plant and the rail loadout are idled and would require an undetermined amount of work and capital to bring them into operation, which is currently in the initial phases of planning and no cost estimates have been received. The allocated cost for the property at Wyoming County Coal will pay by the Company is $22,326,101 of which $22,091,688 has been paid using shares of the Company’s Class A Common stock. The remaining portion was paid in cash.

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

Mining operations at the E4-2 mine re-commenced on March 29, 2021 under updated licensing after being idled beginning in January 2020 due to the adverse market effects Covid-19 global pandemic.

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

Mineral and Surface Leases

Coal mining and processing involves the extraction of coal (mineral) and the use of surface property incidental to such extraction and processing. All of the mineral and surface related to the Company’s coal mining operations is leased from various mineral and surface owners (the “Leases”). The Company’s operating subsidiaries, collectively, are parties to approximately 200 various Leases and other agreements required for the Company’s coal mining and processing operations. The Leases are with a variety of Lessors, from individuals to professional land management firms such as the Elk Horn Coal Company LLC and Alma Land Company. In some instances, the Company has leases with Land Resources & Royalties LLC (LRR), a professional leasing firm that is an entity wholly owned by Wabash Enterprises Inc, an entity owned by members of Quest Energy Inc.’s management.

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. Coal sales currently come from the Company’s Perry’s E4-2 mine. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

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

Property

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $5,726 per month in rent for the office space and the rental lease expires December 2026. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, PCR’s E-42 mine is run by contract labor, and the Company’s various coal preparation facilities are run by contract labor.

The Company currently has approximately 11 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $10,646 for the three-months ended March 31, 2021 and $524,334 operating revenue for the three-months ended March 31, 2020. We have incurred net loss attributable to American Resources shareholders in the amount of $6,389,857 and a net loss of $3,261,368 respectively for the same periods.

The primary driver for decrease in revenue was a decrease in coal production during the Covid-19 global pandemic.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common share equity investments and loans.

For the three months ended March 31, 2021 and 2020, coal sales and processing expenses were $800,515 and $1,855,187 respectively, development costs, including loss on settlement of ARO were $1,811,951 and $128,159, respectively, and production taxes and royalties $568,182 and $160,230, respectively. Depreciation expense for the three months ended March 31, 2021 and 2020 were $393,530 and $915,052 respectively.

Liquidity and Capital Resources

As of March 31, 2021, and 2020, our available cash was $7,097,465 and $43,745. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales. We do not have any credit lines currently available to fund our liquidity requirements, and currently there is uncertainty regarding our ability to execute on the above strategy.

For the three months ending March 31, 2021 our net cash flow provided by operating activities was $852,392 and for the period ending March 31, 2020 the net cash flow used in operating activities was $852,392 .

For the three months ending March 31, 2021 and 2020 net cash provided by (used in) investing activities were $(408,915) and $(408,915) respectively.

For the three months ending March 31, 2021 and 2020 net cash proceeds (used in) from financing activities were $(253,056) and $(253,056) respectively.

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

Business Effect of Covid-19

During 2020, the worldwide COVID-19 outbreak has resulted in muted demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. These recent developments are expected to result in lower sales and gross margins. Because of the adverse market conditions caused by the global pandemic the Company’s operations were idled in January 2020 and remained idled through March 29, 2021.

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

With respect to the period ending March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2021, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2021 that have materially affected the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations.

Please see financial statement note 6 for detail on cases.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2021, 425,000 of restricted common shares were sold. Gross proceeds to the company amounted to $1,275,000 which were used for general business purposes.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith except as otherwise noted:

Exhibit Number	Description	Location Reference

3.1	Articles of Incorporation of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.2	Amended and Restated Articles of Incorporation of NGFC Equities Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s 8k filed on February 25, 2015.
3.3	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K on February 21, 2017.
3.4	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 21, 2017.	Incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q, filed with the SEC on February 20, 2018.
3.5	Bylaws of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.6	Bylaws, of NGFC Equities Inc., as amended and restated.	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8k filed on February 25, 2015.
3.7	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated November 8, 2018.	Filed as Exhibit 99.1 to the Company’s 8k filed on November 13, 2018, incorporated herein by reference.
3.8	Bylaws of American Resources Corporation, as amended and restated	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
4.1	Common Stock Purchase Warrant “B-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.1 to the Company’s 8k filed on October 11, 2017.
4.2	Common Stock Purchase Warrant “C-1” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.2 to the Company’s 8k filed on October 11, 2017.
4.3	Common Stock Purchase Warrant “C-2” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.3 to the Company’s 8k filed on October 11, 2017.
4.4	Common Stock Purchase Warrant “C-3” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.4 to the Company’s 8k filed on October 11, 2017.
4.5	Common Stock Purchase Warrant “C-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.5 to the Company’s 8k filed on October 11, 2017.
4.6	Promissory Note for $600,000.00 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.6 to the Company’s 8k filed on October 11, 2017.
4.7	Promissory Note for $1,674,632.14 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.7 to the Company’s 8k filed on October 11, 2017.
4.8	Loan Agreement for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on January 3, 2019.
4.9	Promissory Note for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on January 3, 2019.
10.1	Secured Promissory Note	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 15, 2018.
10.2	Security Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 15, 2018.
10.3	Pledge Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on May 15, 2018.
10.4	Guaranty Agreement	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on May 15, 2018.
10.5	Bill of Sale	Incorporated herein by reference to Exhibit 99.5 to the Company’s 8k filed on May 15, 2018.
10.6	Sublease Agreement Between Colonial Coal Company, Inc. and McCoy Elkhorn Coal LLC	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 1, 2018
10.7	Interim Operating Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 1, 2018
10.8	Consolidated and Restated Loan and Security Agreement dated October 4, 2017	Incorporated herein by reference to Exhibit 10.1 to the Company’s 8k filed on October 11, 2017
10.9	Asset Purchase Agreement between Wyoming County Coal LLC and Thomas Shelton dated November 7, 2018	Incorporated herein by reference to Exhibit 10.9 to the Company’s registration statement filed on December 11, 2018.

10.10	Asset Purchase Agreement between Wyoming County Coal LLC and Synergy Coal, LLC dated November 7, 2018	Incorporated herein by reference to Exhibit 10.10 to the Company’s registration statement filed on December 11, 2018.
10.11	Security Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on January 3, 2019.
10.12	Purchase Order	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on January 3, 2019.
10.13	Employment Agreement with Mark C. Jensen	Incorporated herein by reference to Exhibit 10.13 to the Company’s registration statement filed on February 6, 2019.
10.14	Employment Agreement with Thomas M. Sauve	Incorporated herein by reference to Exhibit 10.14 to the Company’s registration statement filed on February 6, 2019.
10.15	Employment Agreement with Kirk P. Taylor	Incorporated herein by reference to Exhibit 10.15 to the Company’s registration statement filed on February 6, 2019.
10.16	Employee Stock Option Plan	Incorporated herein by reference to Exhibit 10.16 to the Company’s registration statement filed on February 6, 2019.
10.17	Letter of Intent	Incorporated herein by reference to Exhibit 10.17 to the Company’s registration statement filed on February 6, 2019.
10.18	Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.18 to the Company’s registration statement filed on February 14, 2019.
10.19	Share Exchange Agreement to replace Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.19 to the Company’s registration statement filed on February 14, 2019.
14.1	Code of Conduct	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
14.2	Financial Code of Ethics	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on November 13, 2018.
21.1	Subsidiaries of the Registrant	Filed Herewith
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

AMERICAN RESOURCES CORPORATION

Date: May 12, 2021	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

