Form 10-Q
period 2021-06-30
American Resources Corp
filed 2021-08-16
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

As of August 16, 2021, the registrant had 60,063,483 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and six months ended

June 30, 2021

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
UNAUDITED

	June 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$28,109,470	$10,617,495
Accounts Receivable	376,563	38,650
Inventory	638,880	150,504
Prepaid fees	268,333	175,000
Accounts Receivable - Other	-	234,240
Total Current Assets	29,393,246	11,215,889

LONG-TERM ASSETS
Cash - restricted	1,018,903	583,708
Property and Equipment, Net	21,683,346	22,498,659
Investment in LLC – Related Party	2,250,000	-
Note Receivable	4,117,139	4,117,139
Total Long-Term Assets	29,069,388	27,199,506

TOTAL ASSETS	$58,462,634	$38,415,395

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,556,852	$4,288,794
Non-Trade payables	3,336,005	3,850,781
Accounts payable – related party	1,013,313	679,146
Accrued interest	332,415	1,043,519
Due to affiliate	74,000	74,000
Current portion of long term-debt	5,368,131	10,997,692
Current portion of convertible debt, (net of unamortized discount of $492,282 and $827,573)	12,240,396	-
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	27,248,281	23,261,101

LONG-TERM LIABILITIES
Long-term portion of note payable (net of issuance costs of $399,909 and $405,667)	4,742,976	5,330,752
Convertible note payables – long term	1,021,379	14,300,907
Reclamation liability	16,139,408	15,528,135
Total Long-Term Liabilities	21,903,763	35,159,794

Total Liabilities	49,152,044	58,420,895

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 58,876,187 and 42,972,762 shares issued and outstanding	5,888	4,256
AREC - Series A Preferred stock: $.0001 par value; 5,000,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
AREC - Series C Preferred stock: $.0001 par value; 20,000,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Additional paid-in capital	155,749,003	113,279,448
Accumulated deficit	(146,444,301)	(133,289,247)
Total Stockholders’ Equity (Deficit)	9,310,590	(20,005,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,462,634	$38,415,395

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020

Coal Sales	$339,314	$-	$342,588	$524,334
Metal Aggregating, Processing and Sales	27,875	226,836	27,875	226,836
Royalty Income	26,021	-	33,394	-

Total Revenue	393,210	226,836	403,857	751,170

Cost of Coal Sales and Processing	(944,327)	(662,556)	(1,744,842)	(2,517,743)
Accretion Expense	(305,636)	(370,587)	(611,273)	(741,174)
Depreciation	(475,014)	(293,746)	(868,544)	(1,208,798)
Amortization of Mining Rights	(311,685)	(313,224)	(623,370)	(626,448)
General and Administrative	(593,621)	(684,307)	(1,675,068)	(1,527,231)
Professional Fees	(193,951)	(316,280)	(903,984)	(510,326)
Production Taxes and Royalties	(99,475)	(89,827)	(667,658)	(250,057)
Development Costs	(3,055,603)	(307,247)	(4,867,554)	(435,406)

Total Operating Expenses	(5,979,312)	(3,037,774)	(11,962,293)	(7,817,183)

Net Loss from Operations	(5,586,102)	(2,810,938)	(11,558,436)	(7,066,013)

Other Income and (expense)
Other Income (loss)	(446,884)	(1,726,184)	(411,588)	(314,179)
Gain on Sale of Assets	-	6,820,949	-	6,820,949
Amortization of debt discount and issuance costs	(2,579)	(5,758)	(5,458)	(5,758)
Interest Income	60,220	41,172	101,392	123,514
Interest expense	(674,829)	(1,011,003)	(1,165,942)	(1,511,643)
Total Other income (expense)	(1,064,072)	4,119,175	(1,481,596)	5,112,883

Net Income (Loss)	$(6,650,174)	$1,308,237	$(13,040,032)	$(1,953,130)

Net loss per common share - basic and diluted	$(.13)	$.05	$(.26)	$(.07)

Weighted average common shares outstanding	52,133,268	26,833,809	49,539,996	27,122,160

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANAURY 1, 2020 THROUGH JUNE 30, 2021 AND JANAURY 1, 2021 THROUGH JUNE 30, 2021
UNAUDITED

Statement of Stockholders’ Deficit
June 30, 2020

	Common Shares		Preferred Series A		Preferred Series C			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Total
Balance December 31, 2019	27,410,512	$2,740	-	$-	-	$-	$90,326,104	$(123,033,485)	$(32,704,641)

Issuance of Warrants in conjunction with Convertible Notes	-	-	-	-	-	-	552,562	-	552,562

Amortization of Warrant and Option Expense	-	-	-	-	-	-	115,025	-	115,025

Net loss	-	-	-	-	-	-	-	(3,261,368)	(3,261,368)

Balance March 31, 2020	27,410,512	2,740	-	-	-	-	90,993,691	(126,409,878)	(35,413,447)

Issuance of Warrants in conjunction with Convertible Notes	-	-	-	-	-	-	671,138	-	671,138

Return of common shares in conjunction with asset sale	(2,000,000)	(200)	-	-	-	-	(1,840,000)	-	(1,840,200)

Issuance of common shares in conjunction with debt settlement	600,000	60	-	-	-	-	642,000	-	642,060

Issuance of common shares pursuant to investor relations contract	20,000	2	-	-	-	-	18,798	-	18,800

Issuance of common shares in conjunction of warrant exercise for cash	10,000	1	-	-	-	-	10,499	-	10,500

Amortization of Warrant and Option Expense	-	-	-	-	-	-	115,025	-	115,025

Net income (loss)	-	-	-	-	-	-	-	1,308,237	1,308,237

Balance June 30, 2020	26,040,512	$2,603	-	$-	-	$-	$90,611,151	$(125,101,641)	$(34,487,887)

The accompanying footnotes are integral to the unaudited consolidated financial statements

	American Resources		American Resources		American Resources
	Common Stock		Preferred Series A		Preferred Series C
	Par value	0.0001	Par Value	0.0001	Par Value	0.0001		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Total

Balance December 31, 2020	42,972,762	$4,256	-	$-	-	$-	$113,279,448	$(133,289,247)	$(20,005,543)

Adjustment for Prior Year	-	40	-	-	-	-	114,991	(115,023)	8

Adjusted Opening Balance	42,972,762	4,296	-	-	-	-	113,394,439	(133,404,270)	(20,005,535)

Shares issued in conjunction with warrant and option conversions	1,705,508	171	-	-	-	-	2,257,541	-	2,257,712
Shares issued in connection with debt and payable conversions	4,757,628	476	-	-	-	-	10,131,508	-	10,131,984

Shares issued pursuant to restricted stock offering	425,000	43	-	-	-	-	1,274,957	-	1,275,000

Shares issued for services	10,000	1	-	-	-	-	9,999	-	10,000

Amortization of Warrant and Stock Option Expense	-	-	-	-	-	-	115,025	-	115,025

Net Loss	-	-	-	-	-	-	-	(6,389,857)	(6,389,857)

Balance March 31, 2021	49,870,898	4,987	-	-	-	-	127,183,469	(139,794,127)	(12,605,671)

Shares issued in connection with warrant and option conversions	25,000	3	-	-	-	-	11,700	-	11,703

Shares issued in connection with debt and payable conversions	380,289	38	-	-	-	-	625,237	-	625,276

Shares issued in connection with registered offering	8,600,000	860	-	-	-	-	27,942,140	-	27,943,000

Amortization of debt discount	-	-	-	-	-	-	(128,568)	-	(128,568)

Stock Compensation - Options	-	-	-	-	-	-	115,025	-	115,025

Net Loss	-	-	-	-	-	-	-	(6,650,174)	(6,650,174)

Balance June 30, 2021	58,876,187	$5,888	-	$-	-	$-	$155,749,003	$(146,444,301)	$9,310,590

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended	For the six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating activities:
Net loss	$(13,040,032)	$(1,953,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	868,544	1,208,798
Amortization of mining rights	623,370	626,448
Accretion expense	611,273	741,174
Liabilities reduced due to sale of assets	-	(3,271,973)
Amortization of issuance costs and debt discount	3,560,019	-
Stock option expense	230,050	142,296
Issuance of warrants in connection with convertible notes	-	1,223,700
Issuance of shares for services	10,000	18,800
Issuance of shares for debt settlement	-	642,060
Warrant expense	-	87,754
Shares returned as part of asset sale	-	(1,840,200)

Change in current assets and liabilities:
Accounts receivable	(103,673)	2,387,505
Inventory	(488,376)	365,126
Prepaid expenses and other assets	(93,333)	(175,000)
Accounts payable	(2,246,713)	296,597
Accrued interest	(711,104)	(1,672,713)
Accounts payable - related party	334,167	108,234
Cash used in operating activities	(10,445,808)	(1,064,524)

Cash Flows from Investing activities:

Cash used in investments in LLCs	(2,250,000)	-
Cash received (paid) for PPE, net	(676,601)	417,857
Cash provided by (used in) investing activities	(2,926,601)	417,857

Cash Flows from Financing activities:

Principal payments on long term debt	(787,849)	(72,255)
Proceeds from convertible debt	600,000	1,751,477
Proceeds from the sale of common stock, net	29,218,000	10,500
Proceeds from long term debt	-	2,649,800
Proceeds from warrant conversions	2,269,428	-
Net proceeds from (payments to) factoring agreement	-	(1,807,443)
Cash provided by financing activities	31,299,579	2,532,079

Increase(decrease) in cash and restricted cash	17,927,170	1,885,412

Cash and restricted cash, beginning of period	11,201,203	268,811

Cash and restricted cash, end of period	$29,128,373	$2,154,223

Supplemental Information
Non-cash investing and financing activities
Conversion of accounts payable to common stock	$-	$-
Issuance of common shares for debt conversions	$10,757,260	$-
Conversion of Series A Preferred into common stock accrued at	$-	$-
Conversion of Series B Preferred into common stock	$-	$-
Warrant exercise for common shares	$-	$-
Discount on note due to beneficial conversion feature	$-	$-
Cancellation of common shares	$-	$-

Cash paid for interest	$42,426	$208,154
Cash paid for income taxes	$-	$-

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries American Carbon Corp (ACC), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC), Wyoming County Coal (WCC),Perry County Resources LLC (PCR), American Rare Earth LLC (ARE), American Metals LLC (AM) and American Opportunity Venture II, LLC (AOV II). All significant intercompany accounts and transactions have been eliminated.

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

During January 2021, the Company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting. (Note 4)

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of June 30, 2021, AOVII has had no operational activity. (Note 4)

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. (Note 4)

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other period. These financial statements should be read in conjunction with the Company’s 2020 audited financial statements and notes thereto which were filed on Form 10-K on March 12, 2021.

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

Variable Interest Entities: We must consolidate any VIE in which we have variable interests if we are deemed to be the primary beneficiary of the VIE; that is, if we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date.  For VIE’s that the Company is deemed not to be the primary beneficiary, the investment is accounted for under the equity method of accounting.

Convertible Preferred Securities: We account for hybrid contracts that feature conversion options in accordance with U.S. GAAP. ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of June 30, 2021 and December 31, 2020 was $19,138 and $19,138, respectively.

During 2019 the Company established a reclamation bonding collateral fund for ERC Mining Indiana. The balance of the restricted cash being held totaled $217,500 and $217,500 as of June 30, 2021 and December 31, 2020.

During 2020, the Company established an escrow account for certain assumed liabilities in the PCR acquisition. The balance as of June 30, 2021 and December 31, 2020 was $0 and $347,070, respectively. The funds were used to pay for remaining assumed liabilities.

During 2021, the Company established a reclamation bonding collateral fund for WCC. The balance of the restricted cash being held totaled $232,265 and $0 as of June 30, 2021 and December 31, 2020.

On March 25, 2021 ERC Mining Indiana Corp (“ERC”) entered into an Agreed Order and Civil Penalty Payment Agreement (“Agreement”) with the Indiana Department of Natural Resources (“INDNR”). This Agreement called for a negotiated settlement of all currently outstanding and or assessed and contested civil penalties related to ERC’s Permit S-363. This Agreement call for ERC pay INDNR the sum of One Hundred and Sixty Thousand Dollars $160,000. It was further agreed that Fifty Thousand Dollars ($50,000) of this payment would be held in escrow and ultimately released to ERC should they reach Phase 1 bond release on Permit S-363 before September 15, 2021.

On March 25, 2021 American Resources Corporation and its subsidiaries Knott County Coal LLC, McCoy Elkhorn Coal LLC and Deane Mining LLC (“AREC”) entered into an Agreed Order (“Agreement”) with the Kentucky Energy and Environment Cabinet (“KYE&E”). The Agreement called for both the payment of civil penalties as well as a negotiated settlement related to outstanding reclamation obligations to be completed by AREC. As part of the reclamation obligations AREC agreed to post a Five Hundred Thousand Dollar ($500,000) Agreed Order Bond. If was further Agreed that this bond would be released so long as certain enumerated reclamation obligations are met by AREC in the defined timeframes as set forth in the Agreement.

The balance as of June 30, 2021 and December 31, 2020 was $1,018,903 and $583,708, respectively.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the six months ended June 30, 2021 and June 30, 2020.

	June 30, 2021	June 30, 2020
Cash	$28,109,470	$1,618,582
Restricted Cash	1,018,903	535,641
Total cash and restricted cash presented in the consolidated statement of cash flows	$29,128,373	$2,154,223

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

The assets acquired do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed and a cash payment of $1, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. The allocation amounts were finalized as of September 30, 2020. The assets acquired and liabilities assumed of Perry County Coal, LLC were as follows at the purchase date:

Assets
Coal Inventory	$659,331
Mine Development	524,268
Coal Refuse	179,522
Land	850,826
Equipment - Underground	873,161
Equipment - Surface	4,743
Processing and Loading Facility	1,954,317
Liabilities
Reclamation liability	$2,009,181
Accrued liabilities	3,036,987

On March 4, 2020, PCR entered into a sales agreement with an unrelated entity for three non-core permits which were acquired during the initial purchase on September 27, 2019. At the time of the purchase, PCR did not assign any value to the permits as they were not within the Company’s plans to operate. The sale of the permits resulted in the release of $2,386,439 of reclamation bonds and $336,995 of asset retirement obligation liability. Consideration received was $700,000 in cash and $300,000 in equipment. The equipment has not been received as of the report date and the Company is working with the purchaser on a resolution.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the periods ending June 30, 2021 and 2020, $- and $- were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2020	$17,855,304
Accretion – six months June 30, 2021	611,273
Reclamation work – six months June 30, 2021	-
Reduction of ARO due to dispositions	-
Balance at June 30, 2021	$18,466,577

Balance at December 31, 2019	$19,839,782
Accretion – six months June 30, 2020	741,174
Reclamation work – six months June 30, 2020	-
Reduction of ARO due to dispositions	(3,271,973)
Balance at June 30, 2020	$17,308,983

Revenue Recognition:

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

Allowance for trade receivables as of June 30, 2021 and December 31, 2020 amounted to $0, for both periods. Allowance for other accounts receivables, including note receivables as of June 30, 2021 and December 31, 2020 amounted to $0 and $0, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of June 30, 2021 and December 31, 2020.

Reclassifications: Reclassifications of prior periods have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2021 and December 31, 2020, property and equipment were comprised of the following:

	June 30, 2021	December 31, 2020
Processing and rail facility	$11,591,273	$11,591,273
Underground equipment	7,453,417	6,838,417
Surface equipment	2,527,576	2,527,576
Coal refuse storage	12,134,192	12,134,192
Rare earth processing	61,601	-
Mine Development	561,575	561,575
Land	1,572,435	1,572,435
Less: Accumulated depreciation	(14,218,723)	(12,726,809)

Total Property and Equipment, Net	$21,683,346	$22,498,659

Depreciation expense amounted to $475,014 and $293,746 for the three month periods June 30, 2021 and June 30, 2020, respectively. Depreciation expense amounted to $868,544 and $1,208,798 for the six month periods June 30, 2021 and June 30, 2020, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Rare Earth Processing Equipment	5 Years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

The senior convertible note has a minimum offering amount of $12,500,000 and maximum of $25,000,000 and minimum investment of $500,000. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50. During the period ended June 30, 2021, $600,000 of notes were issues under this offering.

On April 21, 2020, the Company entered into a promissory note with Merchants Bank of Indiana for the amount of $2,649,800. The note accrues interest at 1% and is due April 1, 2022. Commencing October 21, 2020, payments of principal and interest are due on a repayment schedule of eighteen months. The promissory note was issued pursuant to the CARES Act and SBA’s Paycheck Protection Program.

NOTE 4 - RELATED PARTY TRANSACTIONS

Land Resources & Royalties

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending June 30, 2021, royalty expense incurred with LRR amounted to $73,859 and amounts advanced from LRR amounted $0 and amounts repaid amounted to $786,732. As of June 30, 2021, total amounts owed LRR amounted to $0. For the three-month period ending June 30, 2020, royalty expense incurred with LRR amounted to $81,165 and amounts advanced from LRR amounted to $26,568 and amounts repaid to LRR amounted to $42,208. As of June 30, 2020, total amounts owed LRR amounted to $885,029.

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

For the three-months ended June 30, 2021 amounts incurred under the agreement amounted to $1,039,862 and amounts paid totaled $1,039,862. For the three-months ended June 30, 2021, service charges covering members of the Company’s management amounted to $0.

For the six-months ended June 30, 2021 amounts incurred under the agreement amounted to $1,903,234 and amounts paid totaled $1,920,820. For the six-months ended June 30, 2021, service charges covering members of the Company’s management amounted to $0.

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

American Opportunity Venture, LLC

During January 2021, the Company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting under ASC 323-10-50-3. As of June 30, 2021, AOV has had no operational activity other than common stock investment in American Acquisition Opportunity Inc.

American Opportunity Venture II, LLC

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of June 30, 2021, AOVII has had no operational activity.

Novusterra, Inc.

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. As of June 30, 2021, Novusterra has had no operational activity.

NOTE 5 – EQUITY TRANSACTIONS

Common Share Transactions

Employee stock compensation expense for the three-month period ending June 30, 2021 and 2020 amounted to $262,025 and $115,025 respectively.

Employee stock compensation expense for the six-month period ending June 30, 2021 and 2020 amounted to $377,050 and $230,050 respectively.

Stock Sales

On March 17, 2021, 425,000 of restricted common shares were sold. Gross proceeds to the Company amounted to $1,275,000.

On June 9, 2021, the Company issued 8,600,000 shares of Class A Common Stock. Net proceeds to the Company after offering expenses amounted to $27,943,000.

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

On March 11, 2021, the Company issued Common Stock Purchase Warrant “C-38” in conjunction with a restricted stock purchase. The warrant provides the option to purchase 42,500 Class A Common Shares at a price of $5.00. The warrants expire on March 11, 2023.

On March 12, 2021, the Company issued Common Stock Purchase Warrant “C-39” in conjunction with a restricted stock purchase. The warrant provides the option to purchase 42,500 Class A Common Shares at a price of $5.00. The warrants expire on March 12, 2023.

On March 15, 2021, the Company issued Common Stock Purchase Warrant “C-39” in conjunction with consulting services. The warrant provides the option to purchase 75,000 Class A Common Shares at a price of $4.59. The warrants expire on March 15, 2026.

On March 16, 2021, the Company issued Common Stock Purchase Warrant “C-40” in conjunction with a restricted stock purchase. The warrant provides the option to purchase 21,250 Class A Common Shares at a price of $5.00. The warrants expire on March 16, 2023.

On June 9, 2021, the Company issued Common Stock Purchase Warrant “C-38” in conjunction with a common stock offering. The warrant provides the option to purchase 2,150,000 Class A Common Shares at a price of $3.50. The warrants expire on June 9, 2026.

On June 9, 2021, the Company issued Common Stock Purchase Warrant “C-39” in conjunction with a common stock offering. The warrant provides the option to purchase 2,150,000 Class A Common Shares at a price of $3.50. The warrants expire on June 9, 2026.

The Company uses the Black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

June 30, 2021
Expected Dividend Yield	0%
Expected volatility	87.97%
Risk-free rate	0.870%
Expected life of warrants	1.592-6.60 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) – December 31, 2019	10,689,904	$1.856	2.310	$1,746,544
Granted	4,574,106	$1.205	2.279	$420,000
Forfeited or Expired	3,172,222	$4.443	.96	$2,390,944
Exercised	10,000	$1.050	4.16	$1,400
Outstanding – June 30, 2020	12,090,788	$0.915	2.474	$5,079,782
Exercisable (Vested) – June 30, 2020	12,090,788	$0.915	2.474	$5,079,782

Exercisable (Vested) – December 31, 2020	8,401,221	$1.135	2.152	$7,453,214
Granted	4,601,250	$3.531	4.814	$69,700
Forfeited or Expired	-	$-	-	$-
Exercised	1,705,508	$1.226	3.070	$5,347,983
Outstanding - June 30, 2021	11,296,963	$2.102	2.771	$9,918,604
Exercisable (Vested) - June 30, 2021	11,296,963	$2.102	2.771	$9,918,604

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2019	1,056,830	$1.960	5.998	$-
Exercisable (Vested) – December 31, 2019	273,943	$1.821	5.072	$-
Granted	750,000	$1.130	-	$52,500
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding – June 30, 2020	1,806,830	$1.615	6.108	$686,548
Exercisable (Vested) – June 30, 2020	332,276	$1.960	4.811	$222,216

Outstanding – December 31, 2020	2,159,269	$1.606	5.660	$1,919,129
Exercisable (Vested) – December 31, 2020	888,659	$1.581	5.047	$749,470
Granted	75,000	$2.560	6.597	$105,000
Forfeited or Expired	125,000	$1.998	3.00	$58,500
Exercised	25,000	$1.640	6.562	$41,500
Outstanding - June 30, 2021	2,084,269	$1.551	5.369	$2,363,549
Exercisable (Vested) - June 30, 2021	1,055,325	$1.496	5.191	$1,278,944

NOTE 6 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,446,320, the Company has accrued $1,707,621 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration totaling $754,398 of which the Company has accrued $202,102 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the Company’s trade payables.

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

On April 3, 2019 KCC partially settled a case relating to a reclamation issue while the property was under former ownership. The settled amount is $100,000 which will be paid out of a prior insurance policy. The remaining portion of the case was settled during for amount of $299,038. The outstanding amount has not been paid as of the report date and is included in trade payables.

On September 26, 2019, the Company received notice that a certain lease assumption as part of the PCR acquisition was being disputed by the lessor (see note 1).

The Company, through its investment in AOV is proportionally a sponsor of the special purpose acquisition Company, American Acquisition Opportunity Inc. (AMAO) As such it is proportionally obligated to fund operating and working capital deficits of AMAO up to $800,000. As of June 30, 2021, amounts under the note totaled $485,900 and has been repaid subsequent to the balance sheet date.

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

NOTE 7 - SUBSEQUENT EVENTS

On July 1, 2021, the Company issued 506,499 Class A Common Shares for the conversion of $531,823 of convertible note and interest.

On July 1, 2021, the Company issued 23,762 Class A Common Shares for the conversion of $24,950 of convertible note and interest.

On August 4, 2021, the Company issued 608,195 Class A Common Shares for the conversion of $638,604 of convertible note and interest.

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

Mineral and Surface Leases

Coal mining and processing involves the extraction of coal (mineral) and the use of surface property incidental to such extraction and processing. All of the mineral and surface related to the Company’s coal mining operations is leased from various mineral and surface owners (the “Leases”). The Company’s operating subsidiaries, collectively, are parties to approximately 200 various Leases and other agreements required for the Company’s coal mining and processing operations. The Leases are with a variety of Lessors, from individuals to professional land management firms such as the Elk Horn Coal Company LLC and Alma Land Company. In some instances, the Company has leases with Land Resources & Royalties LLC (LRR), a professional leasing firm that is an entity wholly owned by Wabash Enterprises, Inc, an entity owned by members of ARC’s management.

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

Results of Operations

Our consolidated operations had operating revenues of $393,210 and $403,857 for the three-months and six-months ended June 30, 2021 and $226,836 and $751,170 operating revenue for the three-months and six-months ended June 30, 2020.

For the three-months and six-months ended June 30, 2021 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $6,650,174 and $13,040,032. For the three-months and six-months ended June 30, 2020 we have incurred net income and (loss) attributable to American Resources Corporation Shareholders in the amount of $1,308,237 and $(1,953,130).

The primary driver for increase in revenue was an increase in coal production during the Covid-19 global pandemic.

For the three months ended June 30, 2021 and 2020, coal sales and processing expenses were $944,327 and $662,556 respectively, development costs, including loss on settlement of ARO were $3,055,603 and $307,247, respectively, and production taxes and royalties $99,475 and $89,827, respectively. Depreciation expense for the same periods ended June 30, 2021 and 2020 were $475,014 and $293,746 respectively. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the six months ended June 30, 2021 and 2020, coal sales and processing expenses were $1,744,842 and $2,517,743 respectively, development costs, including loss on settlement of ARO were $4,867,554 and $435,406, respectively, and production taxes and royalties $667,658 and $250,057, respectively. Depreciation expense for the same periods ended June 30, 2021 and 2020 were $868,544 and $1,208,798 respectively. Decrease in coal sales and processing expenses were due to increase in mine development and expansion. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the three months ended June 30, 2021 and 2020, Other Income (Expense) amounted to $(446,884) and $(1,726,184), respectively. For the six months ended June 30, 2021 and 2020, Other Income (Expense) amounted to $(411,588) and $(314,179), respectively. The primary driver of reduced Other Income (Expense) is less settlement expenses for the current period.

Liquidity and Capital Resources

As of June 30, 2021, our available cash was $28,109,470. From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common stock equity investments and loans.

We expect to fund our liquidity requirements with cash on hand, future borrowings and issuance of common stock and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements or from other sources, such as asset sales.

For the six months ending June 30, 2021 our net cash flow used in operating activities was $10,445,808 and for the six months ending June 30, 2020 the net cash flow used in operating activities was $1,064,524.

For the six months ending June 30, 2021 and 2020 net cash proceeds from and (used in) investing activities were $(2,926,601) and $417,857 respectively.

For the six months ending June 30, 2021 and 2020 net cash proceeds from financing activities were $31,299,579 and $2,532,079 respectively.

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

Business Effect of Covid-19

During 2020, the worldwide COVID-19 outbreak has resulted in muted demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. These recent developments are expected to result in lower sales and gross margins. Because of the adverse market conditions caused by the global pandemic the Company’s operations were idled in January 2020 and remained idled through March 29, 2021 at which point operations commenced.

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

Critical Accounting Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 1 to the financial statements included in the December 31, 2020 10-K filed on March 11, 2021.

Recent Accounting Pronouncements

New Accounting Pronouncements: Management has determined that the impact of the following recent FASB pronouncements will not have a material impact on the financial statements.

ASU 2020-01, Equity Method Investments, effective for years beginning after December 15, 2020.

ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) effective for years beginning after December 31, 2020.

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

As of June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of June 30, 2021, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2021 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: August 16, 2021	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board (Principal Executive Officer)

