Form 10-Q/A
period 2021-06-30
American Resources Corp
filed 2021-08-23
CIK 1590715

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

EXPLANATORY NOTE

American Resources is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended June 30, 2021, originally filed with the U.S. Securities and Exchange Commission on August 16, 2021, for the sole purpose of filing the required XBRL reporting.

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

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANAURY 1, 2020 THROUGH JUNE 30, 2021 AND JANAURY 1, 2021 THROUGH JUNE 30, 2021
UNAUDITED

Statement of Stockholders’ Deficit
June 30, 2020

	Common Shares		Preferred Series A		Preferred Series C			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Total
Balance December 31, 2019	27,410,512	$2,740	-	$-	-	$-	$90,326,104	$(123,033,485)	$(32,704,641)

Issuance of Warrants in conjunction with Convertible Notes	-	-	-	-	-	-	552,562	-	552,562

Amortization of Warrant and Option Expense	-	-	-	-	-	-	115,025	-	115,025

Net loss	-	-	-	-	-	-	-	(3,261,368)	(3,261,368)

Balance March 31, 2020	27,410,512	2,740	-	-	-	-	90,993,691	(126,409,878)	(35,413,447)

Issuance of Warrants in conjunction with Convertible Notes	-	-	-	-	-	-	671,138	-	671,138

Return of common shares in conjunction with asset sale	(2,000,000)	(200)	-	-	-	-	(1,840,000)	-	(1,840,200)

Issuance of common shares in conjunction with debt settlement	600,000	60	-	-	-	-	642,000	-	642,060

Issuance of common shares pursuant to investor relations contract	20,000	2	-	-	-	-	18,798	-	18,800

Issuance of common shares in conjunction of warrant exercise for cash	10,000	1	-	-	-	-	10,499	-	10,500

Amortization of Warrant and Option Expense	-	-	-	-	-	-	115,025	-	115,025

Net income (loss)	-	-	-	-	-	-	-	1,308,237	1,308,237

Balance June 30, 2020	26,040,512	$2,603	-	$-	-	$-	$90,611,151	$(125,101,641)	$(34,487,887)

The accompanying footnotes are integral to the unaudited consolidated financial statements

	American Resources		American Resources		American Resources
	Common Stock		Preferred Series A		Preferred Series C
	Par value	0.0001	Par Value	0.0001	Par Value	0.0001		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Total

Balance December 31, 2020	42,972,762	$4,256	-	$-	-	$-	$113,279,448	$(133,289,247)	$(20,005,543)

Adjustment for Prior Year	-	40	-	-	-	-	114,991	(115,023)	8

Adjusted Opening Balance	42,972,762	4,296	-	-	-	-	113,394,439	(133,404,270)	(20,005,535)

Shares issued in conjunction with warrant and option conversions	1,705,508	171	-	-	-	-	2,257,541	-	2,257,712
Shares issued in connection with debt and payable conversions	4,757,628	476	-	-	-	-	10,131,508	-	10,131,984

Shares issued pursuant to restricted stock offering	425,000	43	-	-	-	-	1,274,957	-	1,275,000

Shares issued for services	10,000	1	-	-	-	-	9,999	-	10,000

Amortization of Warrant and Stock Option Expense	-	-	-	-	-	-	115,025	-	115,025

Net Loss	-	-	-	-	-	-	-	(6,389,857)	(6,389,857)

Balance March 31, 2021	49,870,898	4,987	-	-	-	-	127,183,469	(139,794,127)	(12,605,671)

Shares issued in connection with warrant and option conversions	25,000	3	-	-	-	-	11,700	-	11,703

Shares issued in connection with debt and payable conversions	380,289	38	-	-	-	-	625,237	-	625,276

Shares issued in connection with registered offering	8,600,000	860	-	-	-	-	27,942,140	-	27,943,000

Amortization of debt discount	-	-	-	-	-	-	(128,568)	-	(128,568)

Stock Compensation - Options	-	-	-	-	-	-	115,025	-	115,025

Net Loss	-	-	-	-	-	-	-	(6,650,174)	(6,650,174)

Balance June 30, 2021	58,876,187	$5,888	-	$-	-	$-	$155,749,003	$(146,444,301)	$9,310,590

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended	For the six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating activities:
Net loss	$(13,040,032)	$(1,953,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	868,544	1,208,798
Amortization of mining rights	623,370	626,448
Accretion expense	611,273	741,174
Liabilities reduced due to sale of assets	-	(3,271,973)
Amortization of issuance costs and debt discount	3,560,019	-
Stock option expense	230,050	142,296
Issuance of warrants in connection with convertible notes	-	1,223,700
Issuance of shares for services	10,000	18,800
Issuance of shares for debt settlement	-	642,060
Warrant expense	-	87,754
Shares returned as part of asset sale	-	1,840,200)

Change in current assets and liabilities:
Accounts receivable	(103,673)	2,387,505
Inventory	(488,376)	365,126
Prepaid expenses and other assets	(93,333)	(175,000)
Accounts payable	(2,246,713)	296,597
Accrued interest	(711,104)	(1,672,713)
Accounts payable - related party	334,167	108,234
Cash used in operating activities	(10,445,808)	(1,064,524)

Cash Flows from Investing activities:

Cash used in investments in LLCs	(2,250,000)	-
Cash received (paid) for PPE, net	(676,601)	417,857
Cash provided by (used in) investing activities	(2,926,601)	417,857

Cash Flows from Financing activities:

Principal payments on long term debt	(787,849)	(72,255)
Proceeds from convertible debt	600,000	1,751,477
Proceeds from the sale of common stock, net	29,218,000	10,500
Proceeds from long term debt	-	2,649,800
Proceeds from warrant conversions	2,269,428	-
Net proceeds from (payments to) factoring agreement	-	(1,807,443)
Cash provided by financing activities	31,299,579	2,532,079

Increase(decrease) in cash and restricted cash	17,927,170	1,885,412

Cash and restricted cash, beginning of period	11,201,203	268,811

Cash and restricted cash, end of period	$29,128,373	$2,154,223

Supplemental Information
Non-cash investing and financing activities
Conversion of accounts payable to common stock	$-	$-
Issuance of common shares for debt conversions	$10,757,260	$-
Conversion of Series A Preferred into common stock accrued at	$-	$-
Conversion of Series B Preferred into common stock	$-	$-
Warrant exercise for common shares	$-	$-
Discount on note due to beneficial conversion feature	$-	$-
Cancellation of common shares	$-	$-

Cash paid for interest	$42,426	$208,154
Cash paid for income taxes	$-	$-

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

New Warrant Issuances

On January 26, 2021, the Company issued Common Stock Purchase Warrant “A-10” for rare earth capture advisory. The warrant provides the option to purchase 10,000 Class A Common Shares at a price of $2.05. The warrants expire onJanuary 26, 2024.

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

