Form 10-Q/A
period 2021-06-30
American Resources Corp
filed 2021-08-23
CIK 1590715

??

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

??

FORM 10-Q/A

Amendment No. 1

??

???	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

??

For the quarterly period ended: June 30, 2021

??

or

??

???	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

??

For the transition period from _______ to _______

??

Commission File Number: 000-55456

??

American Resources Corporation
(Exact name of registrant as specified in its charter)

??

Florida	??	46-3914127
(State or other jurisdiction of incorporation or organization)	??	(I.R.S. Employer Identification No.)

??

12115 Visionary Way Fishers, IN 46038

(Address and Zip Code of principal executive offices)

??

Registrant???s telephone number, including area code: (317) 855-9926

??

Securities registered pursuant to Section 12(b) of the Act:

??

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common, $0.0001 Par Value	AREC	NASDAQ Capital Market
Warrant	ARECW	NASDAQ Capital Market

??

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ??????? No ???

??

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (??232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ????? ??No ???

??

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of the ???large accelerated filer,??? ???accelerated filer,??? and ???smaller reporting Company??? in Rule 12b-2 of the Exchange Act. (Check one):

??

Large accelerated filer	???	Accelerated filer	???
Non-accelerated filer	???	Smaller Reporting Company	???
Emerging growth Company	???	??	??

??

If an emerging growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ???

??

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ??????? No ???

??

As of August 16, 2021, the registrant had 60,063,483 shares of Class A common stock issued and outstanding.

????

EXPLANATORY NOTE

??

American Resources is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended June 30, 2021, originally filed with the U.S. Securities and Exchange Commission on August 16, 2021, for the sole purpose of filing the required XBRL reporting.

????

??

??

??

AMERICAN RESOURCES CORPORATION

??

??

??	??	??	PAGE	??
PART I. FINANCIAL INFORMATION		??	??	??
??	??	??	??	??
Item 1.	Interim Consolidated Financial Statements	??	3	??
??	??	??	??	??
??	Consolidated Condensed Balance Sheets as of June 30, 2021 and December 31, 2020 (Unaudited)	??	4	??
??	??	??	??	??
??	Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)	??	5	??
??	??	??	??	??
??	Consolidated Condensed Statements of Changes in Stockholders??? Equity (Deficit) for the Three and Six Months ended June 30, 2021 and 2020 (unaudited)	??	6-7	??
??	??	??	??	??
??	Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2021 and 2020 (Unaudited)	??	8	??
??	??	??	??	??
??	Notes to Unaudited Consolidated Condensed Financial Statements	??	9	??
??	??	??	??	??
Item 2.	Management???s Discussion and Analysis of Financial Condition and Results of Operations	??	20	??
??	??	??	??	??
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	??	31	??
??	??	??	??	??
Item 4.	Controls and Procedures	??	31	??
??	??	??	??	??
PART II. OTHER INFORMATION		??	??	??
??	??	??	??	??
Item 1.	Legal Proceedings	??	32	??
??	??	??	??	??
Item 1A.	Risk Factors	??	32	??
??	??	??	??	??
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	??	32	??
??	??	??	??	??
Item 3.	Defaults upon Senior Securities	??	32	??
??	??	??	??	??
Item 4.	Mine Safety Disclosures	??	32	??
??	??	??	??	??
Item 5.	Other Information	??	32	??
??	??	??	??	??
Item 6.	Exhibits	??	33	??
??	??	??	??	??
SIGNATURES		??	35	??

??

??
2

??

PART I. FINANCIAL INFORMATION

??

Item 1. Consolidated Financial Statements

??

AMERICAN RESOURCES CORPORATION

??

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

??

For the three months and six months ended

June 30, 2021

??

??
3

????

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
UNAUDITED

??

??	??	June 30, 2021		??	??	December 31, 2020		??
ASSETS								??
??	??	??		??	??	??		??
CURRENT ASSETS	??	??		??	??	??		??
Cash	??		$28,109,470	??	??		$10,617,495	??
Accounts Receivable	??	??	376,563	??	??	??	38,650	??
Inventory	??	??	638,880	??	??	??	150,504	??
Prepaid fees	??	??	268,333	??	??	??	175,000	??
Accounts Receivable - Other	??	??	-	??	??	??	234,240	??
Total Current Assets	??	??	29,393,246	??	??	??	11,215,889	??
??	??	??	??	??	??	??	??	??
LONG-TERM ASSETS	??	??	??	??	??	??	??	??
Cash - restricted	??	??	1,018,903	??	??	??	583,708	??
Property and Equipment, Net	??	??	21,683,346	??	??	??	22,498,659	??
Investment in LLC ??? Related Party	??	??	2,250,000	??	??	??	-	??
Note Receivable	??	??	4,117,139	??	??	??	4,117,139	??
Total Long-Term Assets	??	??	29,069,388	??	??	??	27,199,506	??
??	??	??	??	??	??	??	??	??
TOTAL ASSETS	??		$58,462,634	??	??		$38,415,395	??
??	??	??	??	??	??	??	??	??
LIABILITIES AND STOCKHOLDERS??? EQUITY (DEFICIT)
??	??	??	??	??	??	??	??	??
CURRENT LIABILITIES	??	??	??	??	??	??	??	??
Accounts payable	??		$2,556,852	??	??		$4,288,794	??
Non-Trade payables	??	??	3,336,005	??	??	??	3,850,781	??
Accounts payable ??? related party	??	??	1,013,313	??	??	??	679,146	??
Accrued interest	??	??	332,415	??	??	??	1,043,519	??
Due to affiliate	??	??	74,000	??	??	??	74,000	??
Current portion of long term-debt	??	??	5,368,131	??	??	??	10,997,692	??
Current portion of convertible debt, (net of unamortized discount of $492,282 and $827,573)	??	??	12,240,396	??	??	??	-	??
Current portion of reclamation liability	??	??	2,327,169	??	??	??	2,327,169	??
Total Current Liabilities	??	??	27,248,281	??	??	??	23,261,101	??
??	??	??	??	??	??	??	??	??
LONG-TERM LIABILITIES	??	??	??	??	??	??	??	??
Long-term portion of note payable (net of issuance costs of $399,909 and $405,667)	??	??	4,742,976	??	??	??	5,330,752	??
Convertible note payables ??? long term	??	??	1,021,379	??	??	??	14,300,907	??
Reclamation liability	??	??	16,139,408	??	??	??	15,528,135	??
Total Long-Term Liabilities	??	??	21,903,763	??	??	??	35,159,794	??
??	??	??	??	??	??	??	??	??
Total Liabilities	??	??	49,152,044	??	??	??	58,420,895	??
??	??	??	??	??	??	??	??	??
STOCKHOLDERS??? EQUITY (DEFICIT)	??	??	??	??	??	??	??	??
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 58,876,187 and 42,972,762 shares issued and outstanding	??	??	5,888	??	??	??	4,256	??
AREC - Series A Preferred stock: $.0001 par value; 5,000,000 shares authorized, 0 and 0 shares issued and outstanding	??	??	-	??	??	??	-	??
AREC - Series C Preferred stock: $.0001 par value; 20,000,000 shares authorized, 0 and 0 shares issued and outstanding	??	??	-	??	??	??	-	??
Additional paid-in capital	??	??	155,749,003	??	??	??	113,279,448	??
Accumulated deficit	??	??	(146,444,301)		??	??	(133,289,247)
Total Stockholders??? Equity (Deficit)	??	??	9,310,590		??	??	(20,005,500)
??	??	??	??	??	??	??	??	??
TOTAL LIABILITIES AND STOCKHOLDERS??? EQUITY (DEFICIT)	??		$58,462,634	??	??		$38,415,395	??

??

The accompanying footnotes are integral to the unaudited consolidated financial statements

??

??
4

??

AMERICAN RESOURCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

??

??	??	For the three months ended June 30, 2021		??	??	For the three months ended June 30, 2020		??	??	For the six months ended June 30, 2021		??	??	For the six months ended June 30, 2020		??
??	??	??		??	??	??		??	??	??		??	??	??		??
Coal Sales	??		$339,314	??	??		$-	??	??		$342,588	??	??		$524,334	??
Metal Aggregating, Processing and Sales	??	??	27,875	??	??	??	226,836	??	??	??	27,875	??	??	??	226,836	??
Royalty Income	??	??	26,021	??	??	??	-	??	??	??	33,394	??	??	??	-	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Total Revenue	??	??	393,210	??	??	??	226,836	??	??	??	403,857	??	??	??	751,170	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Cost of Coal Sales and Processing	??	??	(944,327)		??	??	(662,556)		??	??	(1,744,842)		??	??	(2,517,743)
Accretion Expense	??	??	(305,636)		??	??	(370,587)		??	??	(611,273)		??	??	(741,174)
Depreciation	??	??	(475,014)		??	??	(293,746)		??	??	(868,544)		??	??	(1,208,798)
Amortization of Mining Rights	??	??	(311,685)		??	??	(313,224)		??	??	(623,370)		??	??	(626,448)
General and Administrative	??	??	(593,621)		??	??	(684,307)		??	??	(1,675,068)		??	??	(1,527,231)
Professional Fees	??	??	(193,951)		??	??	(316,280)		??	??	(903,984)		??	??	(510,326)
Production Taxes and Royalties	??	??	(99,475)		??	??	(89,827)		??	??	(667,658)		??	??	(250,057)
Development Costs	??	??	(3,055,603)		??	??	(307,247)		??	??	(4,867,554)		??	??	(435,406)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Total Operating Expenses	??	??	(5,979,312)		??	??	(3,037,774)		??	??	(11,962,293)		??	??	(7,817,183)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net Loss from Operations	??	??	(5,586,102)		??	??	(2,810,938)		??	??	(11,558,436)		??	??	(7,066,013)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Other Income and (expense)	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Other Income (loss)	??	??	(446,884)		??	??	(1,726,184)		??	??	(411,588)		??	??	(314,179)
Gain on Sale of Assets	??	??	-	??	??	??	6,820,949	??	??	??	-	??	??	??	6,820,949	??
Amortization of debt discount and issuance costs	??	??	(2,579)		??	??	(5,758)		??	??	(5,458)		??	??	(5,758)
Interest Income	??	??	60,220	??	??	??	41,172	??	??	??	101,392	??	??	??	123,514	??
Interest expense	??	??	(674,829)		??	??	(1,011,003)		??	??	(1,165,942)		??	??	(1,511,643)
Total Other income (expense)	??	??	(1,064,072)		??	??	4,119,175	??	??	??	(1,481,596)		??	??	5,112,883	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net Income (Loss)	??		$(6,650,174)		??		$1,308,237	??	??		$(13,040,032)		??		$(1,953,130)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net loss per common share - basic and diluted	??		$(.13)		??		$.05	??	??		$(.26)		??		$(.07)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Weighted average common shares outstanding	??	??	52,133,268	??	??	??	26,833,809	??	??	??	49,539,996	??	??	??	27,122,160	??

??

The accompanying footnotes are integral to the unaudited consolidated financial statements

??

??
5

????

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS??? EQUITY (DEFICIT)
FOR THE PERIOD FROM JANAURY 1, 2020 THROUGH JUNE 30, 2021 AND JANAURY 1, 2021 THROUGH JUNE 30, 2021
UNAUDITED

??

Statement of Stockholders??? Deficit
June 30, 2020

????

??	??	Common Shares						??	??	Preferred Series A						??	??	Preferred Series C						??	??			??	??	Accumulated		??	??			??
??	??	Shares		??	??	Amount		??	??	Shares		??	??	Amount		??	??	Shares		??	??	Amount		??	??	APIC		??	??	Deficit		??	??	Total		??
Balance December 31, 2019	??	??	27,410,512	??	??		$2,740	??	??	??	-	??	??		$-	??	??	??	-	??	??		$-	??	??		$90,326,104	??	??		$(123,033,485)		??		$(32,704,641)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Issuance of Warrants in conjunction with Convertible Notes	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	552,562	??	??	??	-	??	??	??	552,562	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Amortization of Warrant and Option Expense	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	115,025	??	??	??	-	??	??	??	115,025	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net loss	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	(3,261,368)		??	??	(3,261,368)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance March 31, 2020	??	??	27,410,512	??	??	??	2,740	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	90,993,691	??	??	??	(126,409,878)		??	??	(35,413,447)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Issuance of Warrants in conjunction with Convertible Notes	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	671,138	??	??	??	-	??	??	??	671,138	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Return of common shares in conjunction with asset sale	??	??	(2,000,000)		??	??	(200)		??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	(1,840,000)		??	??	-	??	??	??	(1,840,200)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Issuance of common shares in conjunction with debt settlement	??	??	600,000	??	??	??	60	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	642,000	??	??	??	-	??	??	??	642,060	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Issuance of common shares pursuant to investor relations contract	??	??	20,000	??	??	??	2	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	18,798	??	??	??	-	??	??	??	18,800	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Issuance of common shares in conjunction of warrant exercise for cash	??	??	10,000	??	??	??	1	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	10,499	??	??	??	-	??	??	??	10,500	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Amortization of Warrant and Option Expense	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	115,025	??	??	??	-	??	??	??	115,025	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net income (loss)	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	1,308,237	??	??	??	1,308,237	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance June 30, 2020	??	??	26,040,512	??	??		$2,603	??	??	??	-	??	??		$-	??	??	??	-	??	??		$-	??	??		$90,611,151	??	??		$(125,101,641)		??		$(34,487,887)

??

The accompanying footnotes are integral to the unaudited consolidated financial statements

??

??
6

??

????

??	??	American Resources						??	??	American Resources						??	??	American Resources						??	??	??		??	??	??		??	??	??		??
??	??	Common Stock						??	??	Preferred Series A						??	??	Preferred Series C						??	??	??		??	??	??		??	??	??		??
??	??	Par value		??	??	?? 0.0001		??	??	Par Value		??	??	?? 0.0001		??	??	Par Value		??	??	?? 0.0001		??	??	??		??	??	Accumulated		??	??	??		??
??	??	Shares		??	??	Amount		??	??	Shares		??	??	Amount		??	??	Shares		??	??	Amount		??	??	APIC		??	??	Deficit		??	??	Total		??
??	??	??		??	??	??	??	??	??	??		??	??	??	??	??	??	??		??	??	??	??	??	??	??		??	??	??		??	??	??		??
Balance December 31, 2020	??	??	42,972,762	??	??		$4,256	??	??	??	-	??	??		$-	??	??	??	-	??	??		$-	??	??		$113,279,448	??	??		$(133,289,247)		??		$(20,005,543)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Adjustment for Prior Year	??	??	-	??	??	??	40	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	114,991	??	??	??	(115,023)		??	??	8	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Adjusted Opening Balance	??	??	42,972,762	??	??	??	4,296	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	113,394,439	??	??	??	(133,404,270)		??	??	(20,005,535)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Shares issued in conjunction with warrant and option conversions	??	??	1,705,508	??	??	??	171	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	2,257,541	??	??	??	-	??	??	??	2,257,712	??
Shares issued in connection with debt and payable conversions	??	??	4,757,628	??	??	??	476	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	10,131,508	??	??	??	-	??	??	??	10,131,984	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Shares issued pursuant to restricted stock offering	??	??	425,000	??	??	??	43	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	1,274,957	??	??	??	-	??	??	??	1,275,000	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Shares issued for services	??	??	10,000	??	??	??	1	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	9,999	??	??	??	-	??	??	??	10,000	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??		??
Amortization of Warrant and Stock Option Expense	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	115,025	??	??	??	-	??	??	??	115,025	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net Loss	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	(6,389,857)		??	??	(6,389,857)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance March 31, 2021	??	??	49,870,898	??	??	??	4,987	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	127,183,469	??	??	??	(139,794,127)		??	??	(12,605,671)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Shares issued in connection with warrant and option conversions	??	??	25,000	??	??	??	3	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	11,700	??	??	??	-	??	??	??	11,703	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Shares issued in connection with debt and payable conversions	??	??	380,289	??	??	??	38	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	625,237	??	??	??	-	??	??	??	625,276	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??		??
Shares issued in connection with registered offering	??	??	8,600,000	??	??	??	860	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	27,942,140	??	??	??	-	??	??	??	27,943,000	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??		??
Amortization of debt discount	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	(128,568)		??	??	-	??	??	??	(128,568)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Stock Compensation - Options	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	115,025	??	??	??	-	??	??	??	115,025	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net Loss	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	(6,650,174)		??	??	(6,650,174)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance June 30, 2021	??	??	58,876,187	??	??		$5,888	??	??	??	-	??	??		$-	??	??	??	-	??	??		$-	??	??		$155,749,003	??	??		$(146,444,301)		??		$9,310,590	??

???? ?? ????

??
7

??

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

????

??	??	For the six months ended		??	??	For the six months ended		??
??	??	June 30, 2021		??	??	June 30, 2020		??
Cash Flows from Operating activities:	??	??		??	??	??		??
Net loss	??		$(13,040,032)		??		$(1,953,130)
Adjustments to reconcile net loss to net cash used in operating activities:	??	??	??	??	??	??	??	??
Depreciation	??	??	868,544	??	??	??	1,208,798	??
Amortization of mining rights	??	??	623,370	??	??	??	626,448	??
Accretion expense	??	??	611,273	??	??	??	741,174	??
Liabilities reduced due to sale of assets	??	??	-	??	??	??	(3,271,973)
Amortization of issuance costs and debt discount	??	??	3,560,019	??	??	??	-	??
Stock option expense	??	??	230,050	??	??	??	142,296	??
Issuance of warrants in connection with convertible notes	??	??	-	??	??	??	1,223,700	??
Issuance of shares for services	??	??	10,000	??	??	??	18,800	??
Issuance of shares for debt settlement	??	??	-	??	??	??	642,060	??
Warrant expense	??	??	-	??	??	??	87,754	??
Shares returned as part of asset sale	??	??	-	??	??	??	1,840,200)
??	??	??	??	??	??	??	??	??
Change in current assets and liabilities:	??	??	??	??	??	??	??	??
Accounts receivable	??	??	(103,673)		??	??	2,387,505	??
Inventory	??	??	(488,376)		??	??	365,126	??
Prepaid expenses and other assets	??	??	(93,333)		??	??	(175,000)
Accounts payable	??	??	(2,246,713)		??	??	296,597	??
Accrued interest	??	??	(711,104)		??	??	(1,672,713)
Accounts payable - related party	??	??	334,167	??	??	??	108,234	??
Cash used in operating activities	??	??	(10,445,808)		??	??	(1,064,524)
??	??	??	??	??	??	??	??	??
Cash Flows from Investing activities:	??	??	??	??	??	??	??	??
??	??	??	??	??	??	??	??	??
Cash used in investments in LLCs	??	??	(2,250,000)		??	??	-	??
Cash received (paid) for PPE, net	??	??	(676,601)		??	??	417,857	??
Cash provided by (used in) investing activities	??	??	(2,926,601)		??	??	417,857	??
??	??	??	??	??	??	??	??	??
Cash Flows from Financing activities:	??	??	??	??	??	??	??	??
??	??	??	??	??	??	??	??	??
Principal payments on long term debt	??	??	(787,849)		??	??	(72,255)
Proceeds from convertible debt	??	??	600,000	??	??	??	1,751,477	??
Proceeds from the sale of common stock, net	??	??	29,218,000	??	??	??	10,500	??
Proceeds from long term debt	??	??	-	??	??	??	2,649,800	??
Proceeds from warrant conversions	??	??	2,269,428	??	??	??	-	??
Net proceeds from (payments to) factoring agreement	??	??	-	??	??	??	(1,807,443)
Cash provided by financing activities	??	??	31,299,579	??	??	??	2,532,079	??
??	??	??	??	??	??	??	??	??
Increase(decrease) in cash and restricted cash	??	??	17,927,170	??	??	??	1,885,412	??
??	??	??	??	??	??	??	??	??
Cash and restricted cash, beginning of period	??	??	11,201,203	??	??	??	268,811	??
??	??	??	??	??	??	??	??	??
Cash and restricted cash, end of period	??		$29,128,373	??	??		$2,154,223	??
??	??	??	??	??	??	??	??	??
Supplemental Information	??	??	??	??	??	??	??	??
Non-cash investing and financing activities	??	??	??	??	??	??	??	??
Conversion of accounts payable to common stock	??		$-	??	??		$-	??
Issuance of common shares for debt conversions	??		$10,757,260	??	??		$-	??
Conversion of Series A Preferred into common stock accrued at	??		$-	??	??		$-	??
Conversion of Series B Preferred into common stock	??		$-	??	??		$-	??
Warrant exercise for common shares	??		$-	??	??		$-	??
Discount on note due to beneficial conversion feature	??		$-	??	??		$-	??
Cancellation of common shares	??		$-	??	??		$-	??
??	??	??	??	??	??	??	??	??
Cash paid for interest	??		$42,426	??	??		$208,154	??
Cash paid for income taxes	??		$-	??	??		$-	??

?? ??????

The accompanying footnotes are integral to the unaudited consolidated financial statements

??

??
8

??

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

??

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

??

American Resources Corporation (ARC or the Company) operates through subsidiaries that were acquired in 2019, 2018, 2016 and 2015 for the purpose of acquiring, rehabilitating and operating various natural resource assets including coal, oil and natural gas.

??

Basis of Presentation and Consolidation:

??

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

??

Entities for which ownership is less than 100% a determination is made whether there is a requirement to apply the variable interest entity (VIE) model to the entity. Where the Company holds current or potential rights that give it the power to direct the activities of a VIE that most significantly impact the VIE???s economic performance, combined with a variable interest that gives the Company the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company would be deemed to have a controlling interest.

??

During January 2021, the Company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting. (Note 4)

??

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of June 30, 2021, AOVII has had no operational activity. (Note 4)

??

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. (Note 4)

??

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (???U.S. GAAP???).

??

Interim Financial Information

??

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other period. These financial statements should be read in conjunction with the Company???s 2020 audited financial statements and notes thereto which were filed on Form 10-K on March 12, 2021.

??

Going Concern: The Company has suffered recurring losses from operations and currently has a working capital deficit. These conditions raise substantial doubt about the Company???s ability to continue as a going concern. We plan to generate profits by expanding current coal operations as well as developing new coal operations. However, we will need to raise the funds required to do so through sale of our securities or through loans from third parties. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to cease operations. We may not be successful in raising the capital needed to expand or develop operations. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

??

??
9

??????

Variable Interest Entities:??We must consolidate any VIE in which we have variable interests if we are deemed to be the primary beneficiary of the VIE; that is, if we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. ??For VIE???s that the Company is deemed not to be the primary beneficiary, the investment is accounted for under the equity method of accounting.??

????

Convertible Preferred Securities: We account for hybrid contracts that feature conversion options in accordance with U.S. GAAP. ASC 815, Derivatives and Hedging Activities (???ASC 815???) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

??

We also follow ASC 480-10, Distinguishing Liabilities from Equity (???ASC 480-10???) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer???s equity shares; or (c) variations inversely related to changes in the fair value of the issuer???s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with remeasurements reported as a component of other income/expense in the accompanying Consolidated Statements of Operations.

??

Cash is maintained in bank deposit accounts which, at times, may exceed federally insured limits. To date, there have been no losses in such accounts.

??

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of June 30, 2021 and December 31, 2020 was $19,138 and $19,138, respectively.

??

During 2019 the Company established a reclamation bonding collateral fund for ERC Mining Indiana. The balance of the restricted cash being held totaled $217,500 and $217,500 as of June 30, 2021 and December 31, 2020.

??

During 2020, the Company established an escrow account for certain assumed liabilities in the PCR acquisition. The balance as of June 30, 2021 and December 31, 2020 was $0 and $347,070, respectively. The funds were used to pay for remaining assumed liabilities.

??

During 2021, the Company established a reclamation bonding collateral fund for WCC. The balance of the restricted cash being held totaled $232,265 and $0 as of June 30, 2021 and December 31, 2020.

??

On March 25, 2021 ERC Mining Indiana Corp (???ERC???) entered into an Agreed Order and Civil Penalty Payment Agreement (???Agreement???) with the Indiana Department of Natural Resources (???INDNR???). This Agreement called for a negotiated settlement of all currently outstanding and or assessed and contested civil penalties related to ERC???s Permit S-363. This Agreement call for ERC pay INDNR the sum of One Hundred and Sixty Thousand Dollars $160,000. It was further agreed that Fifty Thousand Dollars ($50,000) of this payment would be held in escrow and ultimately released to ERC should they reach Phase 1 bond release on Permit S-363 before September 15, 2021.

??

On March 25, 2021 American Resources Corporation and its subsidiaries Knott County Coal LLC, McCoy Elkhorn Coal LLC and Deane Mining LLC (???AREC???) entered into an Agreed Order (???Agreement???) with the Kentucky Energy and Environment Cabinet (???KYE&E???). The Agreement called for both the payment of civil penalties as well as a negotiated settlement related to outstanding reclamation obligations to be completed by AREC. As part of the reclamation obligations AREC agreed to post a Five Hundred Thousand Dollar ($500,000) Agreed Order Bond. If was further Agreed that this bond would be released so long as certain enumerated reclamation obligations are met by AREC in the defined timeframes as set forth in the Agreement.

??

The balance as of June 30, 2021 and December 31, 2020 was $1,018,903 and $583,708, respectively.

??

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the six months ended June 30, 2021 and June 30, 2020.

??

??	??	June 30, 2021		??	??	June 30, 2020		??
Cash	??		$28,109,470	??	??		$1,618,582	??
Restricted Cash	??	??	1,018,903	??	??	??	535,641	??
Total cash and restricted cash presented in the consolidated statement of cash flows	??		$29,128,373	??	??		$2,154,223	??

??

??
10

????

Asset Acquisition:

??

On September 23, 2019, American Resources Corporation, (???Buyer???) entered into a binding agreement with Bear Branch Coal LLC, a Kentucky limited liability Company, Perry County Coal LLC, a Kentucky limited liability Company, Ray Coal LLC, a Kentucky limited liability Company, and Whitaker Coal LLC, a Kentucky limited liability Company (each a ???Seller??? and collectively, ???Sellers???). The agreement was entered into as part of the bankruptcy proceedings of Cambrian Holding Company LLC, (???Cambrian), and is subject to approval by the United States Bankruptcy Court for the Eastern District of Kentucky (the ???Bankruptcy Court???) in the chapter 11 bankruptcy cases of the Sellers, Case No. 19-51200(GRS), by entry of an order in form and substance acceptable to Sellers and Buyer (the ???Sale Order). Under the agreement of the Sale Order, each Seller will sell, transfer, assign, convey and deliver to American Resources Corporation, effective as of the Closing, all assets, rights, titles, permits, leases, contracts and interests of such Seller free and clear of all liens, claims, interests and encumbrances, to the fullest extent permitted by the Bankruptcy Court. In consideration for the purchased assets, the Buyer will assume certain liabilities. Additionally, the Buyer will assume all liabilities relating to the transferred permits and the associated reclamation and post-mining liabilities of the purchased assets. On September 26, 2019, the Company received notice that a certain lease assumption as part of the PCR acquisition was being disputed by the lessor. As of the report date, the Company is in the process of transferring the permits.

??

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

??

The assets acquired do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed and a cash payment of $1, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. The allocation amounts were finalized as of September 30, 2020. The assets acquired and liabilities assumed of Perry County Coal, LLC were as follows at the purchase date:

??

Assets	??	??		??
Coal Inventory	??		$659,331	??
Mine Development	??	??	524,268	??
Coal Refuse	??	??	179,522	??
Land	??	??	850,826	??
Equipment - Underground	??	??	873,161	??
Equipment - Surface	??	??	4,743	??
Processing and Loading Facility	??	??	1,954,317	??
Liabilities	??	??	??	??
Reclamation liability	??		$2,009,181	??
Accrued liabilities	??	??	3,036,987	??

??

On March 4, 2020, PCR entered into a sales agreement with an unrelated entity for three non-core permits which were acquired during the initial purchase on September 27, 2019. At the time of the purchase, PCR did not assign any value to the permits as they were not within the Company???s plans to operate. The sale of the permits resulted in the release of $2,386,439 of reclamation bonds and $336,995 of asset retirement obligation liability. Consideration received was $700,000 in cash and $300,000 in equipment. The equipment has not been received as of the report date and the Company is working with the purchaser on a resolution.

??

??
11

??

Asset Retirement Obligations (ARO) ??? Reclamation: At the time they are incurred, legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to mine development. Obligations are typically incurred when we commence development of underground and surface mines, and include reclamation of support facilities, refuse areas and slurry ponds or through acquisitions.

??

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

??

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the periods ending June 30, 2021 and 2020, $- and $- were incurred for loss on settlement on ARO, respectively.

??

The table below reflects the changes to our ARO:

??

Balance at December 31, 2020	??		$17,855,304	??
Accretion ??? six months June 30, 2021	??	??	611,273	??
Reclamation work ??? six months June 30, 2021	??	??	-	??
Reduction of ARO due to dispositions	??	??	-	??
Balance at June 30, 2021	??		$18,466,577	??
??	??	??	??	??
Balance at December 31, 2019	??		$19,839,782	??
Accretion ??? six months June 30, 2020	??	??	741,174	??
Reclamation work ??? six months June 30, 2020	??	??	-	??
Reduction of ARO due to dispositions	??	??	(3,271,973)
Balance at June 30, 2020	??		$17,308,983	??

??

Revenue Recognition:

??

Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to our customers. For coal shipments to domestic and international customers via rail, control is transferred when the railcar is loaded.

??

Our revenue is comprised of sales of mined coal, sales of recovered metals and services for processing coal. All of the activity is undertaken in eastern Kentucky and southern Indiana.

??

Revenue from metal recovery and sales are recognized when conditions within the contract or sales agreement are met including transfer of title.

??

Revenue from coal processing and loading are recognized when services have been performed according to the contract in place.

??

Our coal sales generally include 10 to 30-day payment terms following the transfer of control of the goods to the customer. We typically do not include extended payment terms in our contracts with customers. As such, spot sales prices and forward contract pricing has declined.

??

??
12

??

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

??

Allowance for trade receivables as of June 30, 2021 and December 31, 2020 amounted to $0, for both periods. Allowance for other accounts receivables, including note receivables as of June 30, 2021 and December 31, 2020 amounted to $0 and $0, respectively.

??

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of June 30, 2021 and December 31, 2020.

??

Reclassifications: Reclassifications of prior periods have been made to conform with current year presentation.

??

NOTE 2 - PROPERTY AND EQUIPMENT

??

At June 30, 2021 and December 31, 2020, property and equipment were comprised of the following:

??

??	??	June 30, 2021		??	??	December 31, 2020		??
Processing and rail facility	??		$11,591,273	??	??		$11,591,273	??
Underground equipment	??	??	7,453,417	??	??	??	6,838,417	??
Surface equipment	??	??	2,527,576	??	??	??	2,527,576	??
Coal refuse storage	??	??	12,134,192	??	??	??	12,134,192	??
Rare earth processing	??	??	61,601	??	??	??	-	??
Mine Development	??	??	561,575	??	??	??	561,575	??
Land	??	??	1,572,435	??	??	??	1,572,435	??
Less: Accumulated depreciation	??	??	(14,218,723)		??	??	(12,726,809)
??	??	??	??	??	??	??	??	??
Total Property and Equipment, Net	??		$21,683,346	??	??		$22,498,659	??

??

Depreciation expense amounted to $475,014 and $293,746 for the three month periods June 30, 2021 and June 30, 2020, respectively. Depreciation expense amounted to $868,544 and $1,208,798 for the six month periods June 30, 2021 and June 30, 2020, respectively.

??

??
13

????

The estimated useful lives are as follows:

??

Processing and Rail Facilities	??	7-20 years
Surface Equipment	??	7 years
Underground Equipment	??	5 years
Rare Earth Processing Equipment	??	5 Years
Mining Rights	??	5-10 years
Coal Refuse Storage	??	10 years

??

NOTE 3 - NOTES PAYABLE

??

The senior convertible note has a minimum offering amount of $12,500,000 and maximum of $25,000,000 and minimum investment of $500,000. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50. During the period ended June 30, 2021, $600,000 of notes were issues under this offering.

??

On April 21, 2020, the Company entered into a promissory note with Merchants Bank of Indiana for the amount of $2,649,800. The note accrues interest at 1% and is due April 1, 2022. Commencing October 21, 2020, payments of principal and interest are due on a repayment schedule of eighteen months. The promissory note was issued pursuant to the CARES Act and SBA???s Paycheck Protection Program.

??

??
14

????

NOTE 4 - RELATED PARTY TRANSACTIONS

??

Land Resources & Royalties

??

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company???s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending June 30, 2021, royalty expense incurred with LRR amounted to $73,859 and amounts advanced from LRR amounted $0 and amounts repaid amounted to $786,732. As of June 30, 2021, total amounts owed LRR amounted to $0. For the three-month period ending June 30, 2020, royalty expense incurred with LRR amounted to $81,165 and amounts advanced from LRR amounted to $26,568 and amounts repaid to LRR amounted to $42,208. As of June 30, 2020, total amounts owed LRR amounted to $885,029.

??

Land Betterment Corp

??

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corporation, an entity controlled by certain members of the Company???s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings which includes payroll covering aforementioned members of the Company???s management. The services agreement covers all of the Company???s properties.

??

For the three-months ended June 30, 2021 amounts incurred under the agreement amounted to $1,039,862 and amounts paid totaled $1,039,862. For the three-months ended June 30, 2021, service charges covering members of the Company???s management amounted to $0.

?? ??

For the six-months ended June 30, 2021 amounts incurred under the agreement amounted to $1,903,234 and amounts paid totaled $1,920,820. For the six-months ended June 30, 2021, service charges covering members of the Company???s management amounted to $0.

?? ??

For the three-months ended June 30, 2020 amounts incurred under the agreement amounted to $450,367 and amounts paid totaled $50,785. For the three-months ended June 30, 2020, service charges covering members of the Company???s management amounted to $0.

??

For the six-months ended June 30, 2020 amounts incurred under the agreement amounted to $548,203 and amounts paid totaled $148,621. For the six-months ended June 30, 2020, service charges covering members of the Company???s management amounted to $0.

??

American Opportunity Venture, LLC

??

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

??

American Opportunity Venture II, LLC

??

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of June 30, 2021, AOVII has had no operational activity.

??

Novusterra, Inc.

??

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

??

??
15

????

NOTE 5 ??? EQUITY TRANSACTIONS

??

Common Share Transactions

??

Employee stock compensation expense for the three-month period ending June 30, 2021 and 2020 amounted to $262,025 and $115,025 respectively.

??

Employee stock compensation expense for the six-month period ending June 30, 2021 and 2020 amounted to $377,050 and $230,050 respectively.

??

Stock Sales

??

On March 17, 2021, 425,000 of restricted common shares were sold. Gross proceeds to the Company amounted to $1,275,000.

??

On June 9, 2021, the Company issued 8,600,000 shares of Class A Common Stock. Net proceeds to the Company after offering expenses amounted to $27,943,000.

??

Investor Relations Contract

??

On January 26, 2021, the Company entered into a six-month investor relations agreement with RedChip Companies, Inc. As compensation for the agreement, the Company issued 20,000 Class A Common shares. The share price on January 26, 2021 was $2.75 resulting in an expense recorded in the amount of $55,000.

??

??
16

????

New Warrant Issuances

??

On January 26, 2021, the Company issued Common Stock Purchase Warrant ???A-10??? for rare earth capture advisory. The warrant provides the option to purchase 10,000 Class A Common Shares at a price of $2.05. The warrants expire onJanuary 26, 2024.

??

On February 2, 2021, the Company issued Common Stock Purchase Warrant ???C-37??? in conjunction with the issuance of $600,000 convertible note. The warrant provides the option to purchase 60,000 Class A Common Shares at a price of $1.50. The warrants expire on February 2, 2023.

??

On February 7, 2021, the Company issued Common Stock Purchase Warrant ???A-11??? for rare earth processing advisory. The warrant provides the option to purchase 50,000 Class A Common Shares at a price of $4.25. The warrants expire on February 7, 2026.

??

On March 11, 2021, the Company issued Common Stock Purchase Warrant ???C-38??? in conjunction with a restricted stock purchase. The warrant provides the option to purchase 42,500 Class A Common Shares at a price of $5.00. The warrants expire on March 11, 2023.

????

On March 12, 2021, the Company issued Common Stock Purchase Warrant ???C-39??? in conjunction with a restricted stock purchase. The warrant provides the option to purchase 42,500 Class A Common Shares at a price of $5.00. The warrants expire on March 12, 2023.

????

On March 15, 2021, the Company issued Common Stock Purchase Warrant ???C-39??? in conjunction with consulting services. The warrant provides the option to purchase 75,000 Class A Common Shares at a price of $4.59. The warrants expire on March 15, 2026.

????

On March 16, 2021, the Company issued Common Stock Purchase Warrant ???C-40??? in conjunction with a restricted stock purchase. The warrant provides the option to purchase 21,250 Class A Common Shares at a price of $5.00. The warrants expire on March 16, 2023.

??

On June 9, 2021, the Company issued Common Stock Purchase Warrant ???C-38??? in conjunction with a common stock offering. The warrant provides the option to purchase 2,150,000 Class A Common Shares at a price of $3.50. The warrants expire on June 9, 2026.

??

On June 9, 2021, the Company issued Common Stock Purchase Warrant ???C-39??? in conjunction with a common stock offering. The warrant provides the option to purchase 2,150,000 Class A Common Shares at a price of $3.50. The warrants expire on June 9, 2026.

??

The Company uses the Black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

??

??	??	June 30, 2021	??
Expected Dividend Yield	??	??	0%
Expected volatility	??	??	87.97%
Risk-free rate	??	??	0.870%
Expected life of warrants	??	1.592-6.60 years	??

???????? ????

??
17

????

Company Warrants:

????

??	??			??	??	Weighted	??	??	Weighted		??	??		??
??	??			??	??	Average	??	??	Average		??	??	Aggregate	??
??	??	Number of		??	??	Exercise	??	??	Contractual		??	??	Intrinsic	??
??	??	Warrants		??	??	Price	??	??	Life in Years		??	??	Value	??
Exercisable (Vested) ??? December 31, 2019	??	??	10,689,904	??	??	$1.856	??	??	??	2.310	??	??	$1,746,544	??
Granted	??	??	4,574,106	??	??	$1.205	??	??	??	2.279	??	??	$420,000	??
Forfeited or Expired	??	??	3,172,222	??	??	$4.443	??	??	??	.96	??	??	$2,390,944	??
Exercised	??	??	10,000	??	??	$1.050	??	??	??	4.16	??	??	$1,400	??
Outstanding ??? June 30, 2020	??	??	12,090,788	??	??	$0.915	??	??	??	2.474	??	??	$5,079,782	??
Exercisable (Vested) ??? June 30, 2020	??	??	12,090,788	??	??	$0.915	??	??	??	2.474	??	??	$5,079,782	??
??	??	??	??	??	??	?? ??	??	??	??	??	??	??	?? ??	??
Exercisable (Vested) ??? December 31, 2020	??	??	8,401,221	??	??	$1.135	??	??	??	2.152	??	??	$7,453,214	??
Granted	??	??	4,601,250	??	??	$3.531	??	??	??	4.814	??	??	$69,700	??
Forfeited or Expired	??	??	-	??	??	$-	??	??	??	-	??	??	$-	??
Exercised	??	??	1,705,508	??	??	$1.226	??	??	??	3.070	??	??	$5,347,983	??
Outstanding - June 30, 2021	??	??	11,296,963	??	??	$2.102	??	??	??	2.771	??	??	$9,918,604	??
Exercisable (Vested) - June 30, 2021	??	??	11,296,963	??	??	$2.102	??	??	??	2.771	??	??	$9,918,604	??

?? ??

Company Options:

??

??	??	??		??	??	Weighted	??	??	Weighted		??	??	??	??
??	??	??		??	??	Average	??	??	Average		??	??	Aggregate	??
??	??	Number of		??	??	Exercise	??	??	Contractual		??	??	Intrinsic	??
??	??	Options		??	??	Price	??	??	Life in Years		??	??	Value	??
Outstanding ??? December 31, 2019	??	??	1,056,830	??	??	$1.960	??	??	??	5.998	??	??	$-	??
Exercisable (Vested) ??? December 31, 2019	??	??	273,943	??	??	$1.821	??	??	??	5.072	??	??	$-	??
Granted	??	??	750,000	??	??	$1.130	??	??	??	-	??	??	$52,500	??
Forfeited or Expired	??	??	-	??	??	$-	??	??	??	-	??	??	$-	??
Exercised	??	??	-	??	??	$-	??	??	??	-	??	??	$-	??
Outstanding ??? June 30, 2020	??	??	1,806,830	??	??	$1.615	??	??	??	6.108	??	??	$686,548	??
Exercisable (Vested) ??? June 30, 2020	??	??	332,276	??	??	$1.960	??	??	??	4.811	??	??	$222,216	??
??	??	??	??	??	??	?? ??	??	??	??	??	??	??	?? ??	??
Outstanding ??? December 31, 2020	??	??	2,159,269	??	??	$1.606	??	??	??	5.660	??	??	$1,919,129	??
Exercisable (Vested) ??? December 31, 2020	??	??	888,659	??	??	$1.581	??	??	??	5.047	??	??	$749,470	??
Granted	??	??	75,000	??	??	$2.560	??	??	??	6.597	??	??	$105,000	??
Forfeited or Expired	??	??	125,000	??	??	$1.998	??	??	??	3.00	??	??	$58,500	??
Exercised	??	??	25,000	??	??	$1.640	??	??	??	6.562	??	??	$41,500	??
Outstanding - June 30, 2021	??	??	2,084,269	??	??	$1.551	??	??	??	5.369	??	??	$2,363,549	??
Exercisable (Vested) - June 30, 2021	??	??	1,055,325	??	??	$1.496	??	??	??	5.191	??	??	$1,278,944	??

??

??
18

????

NOTE 6 - CONTINGENCIES

??

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company???s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,446,320, the Company has accrued $1,707,621 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration totaling $754,398 of which the Company has accrued $202,102 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the Company???s trade payables.

??

On November 7, 2018, Wyoming County Coal LLC, acquired 5 permits, coal processing and loading facilities, surface ownership, mineral ownership, and coal refuse storage facilities from unrelated entities. Consideration for the acquired assets was the assumption of reclamation bonds totaling $234,240, 1,727,273 shares of common stock of the Company, a seller note of $350,000 and a seller note of $250,000. On September 20, 2019 Wyoming County received a Notice of Breach of the asset purchase agreement between WCC and Synergy Coal, LLC due to consideration of $225,000 not being paid, failure to file for permit transfers and pay delinquent transfer fees of $10,500 and other contract breaches, including failure to transfer reclamation surety bonds. During 2020, WCC has paid the delinquent transfer fees and has filed for permit transfer and the seller note was satisfactorily converted into the AREC???s convertible note offering. As a result of these steps, the seller notified us on May 17, 2020 that all breaches were cured. As of the balance sheet date, the West Virginia permit transfers have not yet been approved, the seller has not been paid cash amounts due, and WCC has not substituted its reclamation surety bonds for the seller???s bond collateral.

??

On April 3, 2019 KCC partially settled a case relating to a reclamation issue while the property was under former ownership. The settled amount is $100,000 which will be paid out of a prior insurance policy. The remaining portion of the case was settled during for amount of $299,038. The outstanding amount has not been paid as of the report date and is included in trade payables.

????

On September 26, 2019, the Company received notice that a certain lease assumption as part of the PCR acquisition was being disputed by the lessor (see note 1).

??

The Company, through its investment in AOV is proportionally a sponsor of the special purpose acquisition Company, American Acquisition Opportunity Inc. (AMAO) As such it is proportionally obligated to fund operating and working capital deficits of AMAO up to $800,000. As of June 30, 2021, amounts under the note totaled $485,900 and has been repaid subsequent to the balance sheet date.

?? ??

The Company leases various office space some from an entity which was consolidated as a variable interest entity until June 30, 2018 (see note 4). The rental lease for the Company???s former principal office space expired in December 31, 2018 and continued on a month-to-month basis until February 15, 2020. On February 14, the Company moved its principal offices to 12115 Visionary Way Fishers, IN 46038. A lease through December 2026 was executed. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

??

NOTE 7 - SUBSEQUENT EVENTS

??

On July 1, 2021, the Company issued 506,499 Class A Common Shares for the conversion of $531,823 of convertible note and interest.

??

On July 1, 2021, the Company issued 23,762 Class A Common Shares for the conversion of $24,950 of convertible note and interest.

??

On August 4, 2021, the Company issued 608,195 Class A Common Shares for the conversion of $638,604 of convertible note and interest.

??

??
19

????

Item 2. Management???s Discussion and Analysis of Financial Condition and Results of Operations

??

This Form 10-Q and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the ???Filings???) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant???s management as well as estimates and assumptions made by Registrant???s management. When used in the filings the words ???anticipate???, ???believe???, ???estimate???, ???expect???, ???future???, ???intend???, ???plan??? or the negative of these terms and similar expressions as they relate to Registrant or Registrant???s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to Registrant???s industry, Registrant???s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

??

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

??

Overview

??

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

??

On January 5, 2017, American Resources Corporation (ARC) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (???Quest Energy???), a private Company incorporated in the State of Indiana on May 2015 with offices at 12115 Visionary Way, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky and western West Virginia. On November 25, 2020, Quest Energy changed its name to American Carbon Corp. (American Carbon)

??

American Carbon currently has seven coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining) and Wyoming County Coal LLC (Wyoming County), Quest Processing LLC (Quest Processing), Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers and specialty products. Since mid-2019, we have not mined or sold coal which is sold into the thermal coal markets. All production and future investment will be for the mining of metallurgical coal used in the steel and specialty markets.

??

??
20

????

Efforts to diversify revenue streams have led to the establishment of additional subsidiaries; American Metals LLC (AM) which is focused on the recovery and sale of recovered metal and steel and American Rare Earth LLC (ARE) which is focused on the aggregation and monetization of critical and rare earth element deposits.

??

We have not classified, and as a result, do not have any ???proven??? or ???probable??? reserves as defined in United States Securities and Exchange Commission Industry Guide 7, and as a result, our Company and its business activities are deemed to be in the exploration stage until mineral deposits are defined on our properties.

??

McCoy Elkhorn Coal LLC

??

General:

??

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of two mines (Mine #15 and the Carnegie 1 Mine) in ???hot idle??? status, and one mine in development (Carnegie 2 Mine), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines in various stages of development or reclamation. McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol ???B??? coal or blended coal. The coal controlled at McCoy Elkhorn (along with our other subsidiaries) has not been classified as either ???proven??? or ???probable??? as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any ???proven??? or ???probable??? reserves under such definition and are classified as an ???Exploration Stage??? pursuant to Industry Guide 7.

??

Mines:

??

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. Mine #15 is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the stockpile to McCoy Elkhorn???s coal preparation facility. Mine #15 is currently a ???Company run??? mine, whereby the Company manages the workforce at the mine. The coal from Mine #15 is stockpiled at the mine site and belted directly to the Company???s nearby coal preparation facilities. Production at Mine #15 re-commenced under Quest Energy???s ownership in September 2016.

??

The Carnegie 1Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie Mine was reinitiated in early 2017 under Quest Energy???s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn???s preparation facilities. The Carnegie Mine is currently operated as a modified contractor mine, whereby McCoy Elkhorn provides the mining infrastructure and equipment for the operations and pays the contractor a fixed per-ton fee for managing the workforce, procuring the supplies, and maintaining the equipment and infrastructure in proper working order.

??

??
21

????

Beginning in January 2020 through the report date, Mine #15 and Carnegie 1 mines were idled due to the adverse market effects Covid-19 global pandemic.

??

Processing & Transportation:

??

The Bevins #1 Preparation Plant is an 800 ton-per hour coal preparation facility located near Meta, Kentucky, across the road from Mine #15. Bevins #1 has raw coal stockpile storage of approximately 25,000 tons and clean coal stockpile storage of 100,000 tons of coal. The Bevins #1 facility has a fine coal circuit and a stoker circuit that allows for enhance coal recovery and various coal sizing options depending on the needs of the customer. The Company acquired the Bevins Preparation Plants as idled facilities, and since acquisition, the primary work completed at the Bevins Preparation Plants by the Company includes rehabilitating the plants??? warehouse and replacing belt lines.

??

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

??

Both Bevins #1 and Bevins #2 have a batch-weight loadout and rail spur for loading coal into trains for rail shipments. The spur has storage for 110 rail cars and is serviced by CSX Transportation and is located on CSX???s Big Sandy, Coal Run Subdivision. Both Bevins #1 and Bevins #2 have coarse refuse and slurry impoundments called Big Groundhog and Lick Branch. While the Big Groundhog impoundment is nearing the end of its useful life, the Lick Branch impoundment has significant operating life and will be able to provide for coarse refuse and slurry storage for the foreseeable future at Bevins #1 and Bevins #2. Coarse refuse from Bevins #1 and Bevins #2 is belted to the impoundments. Both Bevins #1 and Bevins #2 are facilities owned by McCoy Elkhorn, subject to certain restrictions present in the agreement between McCoy Elkhorn and the surface land owner.

??

Both Bevins #1 and Bevins #2, as well as the rail loadout, are operational and any work required on any of the plants or loadouts would be routine maintenance. The allocated cost of for this property at McCoy Elkhorn Coal paid by the Company is $95,210.

??

Due to additional coal processing storage capacity at Bevins #1 and Bevins #2 Preparation Plants, McCoy Elkhorn has the ability to process, store, and load coal for other regional coal producers for an agreed-to fee.

??

Additional Permits:

??

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

??

??
22

????

Knott County Coal LLC

??

General:

??

Located primarily within Knott County, Kentucky (but with additional idled permits in Leslie County, Perry County, and Breathitt County, Kentucky), Knott County Coal is comprised of 22 idled mining permits (or permits in reclamation) and permits for one preparation facility: the idled Supreme Energy Preparation Plant. The idled mining permits are either in various stages of reclamation or being maintained as idled, pending any changes to the coal market that may warrant reinitiating production. The idled mines at Knott County Coal are primarily underground mines that utilize room-and-pillar mining. The coal controlled at Deane Mining (along with our other subsidiaries) has not been classified as either ???proven??? or ???probable??? as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any ???proven??? or ???probable??? reserves under such definition and are classified as an ???Exploration Stage??? pursuant to Industry Guide 7.

??

Mines:

??

Currently all permitted mines are idled, in development or in reclamation.

??

Processing & Transportation:

??

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

??

The Supreme Energy Preparation Plant is owned by Knott County Coal, subject to certain restrictions present in the agreement between Knott County Coal and the surface land owner, Land Resources & Royalties LLC.

??

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

??

Additional Permits:

??

In addition to the above mines, Knott County Coal holds 22 coal mining permits that are in development, idled or in various stages of reclamation. Any idled mines that are brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations.

??

Deane Mining LLC

??

General:

??

Located within Letcher County and Knott County, Kentucky, Deane Mining is comprised of one idled underground coal mine (the Access Energy Mine), one idled surface mine (Razorblade Surface) and one idled coal preparation facility called Mill Creek Preparation Plant, along with 12 additional idled mining permits (or permits in reclamation). The idled mining permits are either in various stages of development, reclamation or being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Deane Mining (along with our other subsidiaries) has not been classified as either ???proven??? or ???probable??? as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any ???proven??? or ???probable??? reserves under such definition and are classified as an ???Exploration Stage??? pursuant to Industry Guide 7.

??

??
23

????

Mines:

??

Access Energy is an underground mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently a ???Company run??? mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. During 2019, the permit related to the Access Energy mine was idled and is not expected to produce again under the Company???s control due to the continued focused on the metallurgical and industrial markets.

??

Razorblade Surface is a surface mine targeting the Hazard 4 and Hazard 4 Rider coal seams and located in Deane, Kentucky. Deane Mining commenced mining activity at Razorblade Surface during the spring of 2018. Coal produced from Razorblade Surface is trucked approximately one mile to the Mill Creek Preparation Plant. Razorblade Surface is currently run as a contractor model for which the contractor is paid a fixed per-ton fee for the coal produced. During 2019, the permit related to the Access Energy mine was idled and is not expected to produce again under the Company???s control due to the continued focused on the metallurgical and industrial markets.

??

Processing & Transportation:

??

Coal from Access Energy is processed at Deane Mining???s Mill Creek Preparation Plant, an 800 ton-per hour coal preparation facility with a batch-weight loadout and rail spur for loading coal into trains for rail shipments. The spur has storage for 110 rail cars and is serviced by CSX Transportation and is located on both CSX???s Big Sandy rate district and CSX???s Elkhorn rate district. The Mill Creek Preparation Plant has a coarse refuse and slurry impoundment called Razorblade Impoundment.

??

Both the Mill Creek Preparation Plant and the rail loadout are operational, and any work required on any of the plant or loadouts would be routine maintenance. The allocated cost of for the property at Deane Mining paid by the Company is $1,569,641.

??

Additional Permits:

??

In addition to the above mines and preparation facility, Deane Mining holds 12 additional coal mining permits that are in development, idled or in various stages of reclamation. Any idled mines that are brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations.

??

Wyoming County Coal LLC

??

General:

??

Located within Wyoming County, West Virginia, Wyoming County Coal is comprised of two idled underground mining permits and the three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. The two idled mining permits are undisturbed underground mines that are anticipated to utilize room-and-pillar mining. The coal controlled at Wyoming County Coal (along with our other subsidiaries) has not been classified as either ???proven??? or ???probable??? as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any ???proven??? or ???probable??? deposits under such definition and are classified as an ???Exploration Stage??? pursuant to Industry Guide 7.

??

??
24

????

Mines:

??

The mining permits held by Wyoming County Coal are in various stages of planning with no mines currently in production.

??

Potential customers of Wyoming County Coal would include steel mills in the United States or international marketplace although no definitive sales have been identified yet.

??

Processing & Transportation:

??

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

??

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

??

The Company acquired the Pioneer Preparation Plants as an idled facility, and since acquisition, no work has been performed at the facility. Both the Pioneer Preparation Plant and the rail loadout are idled and would require an undetermined amount of work and capital to bring them into operation, which is currently in the initial phases of planning and no cost estimates have been received. The allocated cost for the property at Wyoming County Coal will pay by the Company is $22,326,101 of which $22,091,688 has been paid using shares of the Company???s Class A Common stock. The remaining portion was paid in cash.

??

Permits:

??

Wyoming County Coal holds two coal mining permits that are in the initial planning phase and three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. Any mine that is brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations. As of the report date, the permits have not been fully transferred as they await final regulatory approval. As of the balance sheet date and report date, the West Virginia permit transfers have not yet been approved, and WCC has not substituted its reclamation surety bonds for the seller???s bond collateral. The transfer of any new permits to the Company is subject to regulatory approval. This approval is subject to the review of both unabated or uncorrected violations that are listed on the Applicator Violator List. The Company, to include several of its subsidiaries, does have unabated and/or uncorrected violations that are listed on the Applicator Violator List. Should the state regulators believe that the Company is not in the process of abating or correcting the currently outstanding issues associated with their currently held permits they may choose not to issue the Company any new permits until such issues are properly rectified.

??

??
25

??

Perry County Resources LLC

??

General:

??

Located primarily within Perry County, Kentucky, Perry County Resources LLC is comprised of one active underground mine (the E4-2 mine) and one active coal processing facility called the Davidson Branch Preparation Plant, along with two additional idled underground mining permits. The two idled mining permits are for underground mines and have been actively mined in the past and being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Perry County Resources (along with our other subsidiaries) has not been classified as either ???proven??? or ???probable??? as defined in the United States Securities and Exchange Commission Industry Guide 7, and as a result, do not have any ???proven??? or ???probable??? reserves under such definition and are classified as an ???Exploration Stage??? pursuant to Industry Guide 7.

??

Mines:

??

The E4-2 mine is an underground mine in the Elkhorn 4 (aka the Amburgy) coal seam located near the town of Hazard, Kentucky. The E4-2 mine is mined via room-and-pillar mining methods using both continuous miners and continuous haulage systems, and the coal is belted directly from the mine to the raw coal stockpile at the Davidson Branch Preparation Plant less than a mile away. The E4-2 mine is currently a ???Company-run??? mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Company acquired the E4-2 mine as an active mine, and since acquisition in September 2019, the primary work at the E4-2 mine has been rehabilitation of existing infrastructure to increase the operational efficiencies of the mine, including replacing belt structure, repairing equipment, replacing underground mining infrastructure, and installing new mining infrastructure as the mine advances due to coal extraction. The E4-2 mine has the estimated capacity to produce up to approximately 80,000 tons per month of coal.

??

Mining operations at the E4-2 mine re-commenced on March 29, 2021 under updated licensing after being idled beginning in January 2020 due to the adverse market effects Covid-19 global pandemic.

??

Processing and Transportation:

??

The Davidson Branch Preparation Plant is a 1,300 ton-per-hour coal preparation facility located near Hazard, Kentucky. The associated ???Bluegrass 4??? rail loadout is a batch-weight rail loadout with 135 car storage capacity and services by CSX Transportation in their Hazard/Elkhorn rate district. The Davidson Branch Preparation Plant is owned by Perry County Resources. We are currently utilizing less than 10% of the available processing capacity of the Davidson Branch Preparation Plant.

??

Both the Davidson Branch Preparation Plant and the rail loadout are operational, and any work required on any of the plant or loadouts would be routine maintenance. The allocated cost of for the property at Perry County Resources paid by the Company is $1,954,317.

??

Additional Permits:

??

In addition to the above mine, preparation facility, and related permits, Perry County Resources holds four additional coal mining permits that are idled or in development. Any idled mines that are brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations.

??

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

??

Quest Processing LLC

??

Quest Energy???s wholly-owned subsidiary, Quest Processing, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy???s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), the Raven Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned ERC Mining LLC, an entity owned by members of Quest Energy, Inc.???s management, $4,120,000 to facilitate the New Markets Tax Credit loan, of which is all outstanding as of March 31, 2019. ERC Mining LLC is considered a variable interest entity and is consolidated into Quest Energy???s financial statements.

??

Mineral and Surface Leases

??

Coal mining and processing involves the extraction of coal (mineral) and the use of surface property incidental to such extraction and processing. All of the mineral and surface related to the Company???s coal mining operations is leased from various mineral and surface owners (the ???Leases???). The Company???s operating subsidiaries, collectively, are parties to approximately 200 various Leases and other agreements required for the Company???s coal mining and processing operations. The Leases are with a variety of Lessors, from individuals to professional land management firms such as the Elk Horn Coal Company LLC and Alma Land Company. In some instances, the Company has leases with Land Resources & Royalties LLC (LRR), a professional leasing firm that is an entity wholly owned by Wabash Enterprises, Inc, an entity owned by members of ARC???s management.

??

??
26

????

Coal Sales

??

ARC sells its coal to domestic and international customers, some which blend ARC???s coal at east coast ports with other qualities of coal for export. Coal sales currently come from the Company???s McCoy Elkhorn???s Mine #15 and Carnegie 1 mines, and Perry???s E4-2 mine. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

??

Coal sales at the Company is primarily outsource to third party intermediaries who act on the Company???s behalf to source potential coal sales and contracts. The third-party intermediaries have no ability to bind the Company to any contracts, and all coal sales are approved by management of the Company.

??

Due to the Covid-19 global pandemic, traditional sales channels have been disrupted. As a supplier of the raw materials into the steel and industrial industries, our customers are sensitive to global fluctuations in steel demand.

??

Competition

??

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

??

Legal Proceedings

??

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations.

??

Please see financial statement note 9 for detail on cases.

??

Environmental, Governmental, and Other Regulatory Matters

??

Our operations are subject to federal, state, and local laws and regulations, such as those relating to matters such as permitting and licensing, employee health and safety, reclamation and restoration of mining properties, water discharges, air emissions, plant and wildlife protection, the storage, treatment and disposal of wastes, remediation of contaminants, surface subsidence from underground mining and the effects of mining on surface water and groundwater conditions. In addition, we may become subject to additional costs for benefits for current and retired coal miners. These environmental laws and regulations include, but are not limited to, SMCRA with respect to coal mining activities and ancillary activities; the CAA with respect to air emissions; the CWA with respect to water discharges and the permitting of key operational infrastructure such as impoundments; RCRA with respect to solid and hazardous waste management and disposal, as well as the regulation of underground storage tanks; the Comprehensive Environmental Response, Compensation and Liability Act (???CERCLA??? or ???Superfund???) with respect to releases, threatened releases and remediation of hazardous substances; the Endangered Species Act of 1973 (???ESA???) with respect to threatened and endangered species; and the National Environmental Policy Act of 1969 (???NEPA???) with respect to the evaluation of environmental impacts related to any federally issued permit or license. Many of these federal laws have state and local counterparts which also impose requirements and potential liability on our operations.

??

??
27

????

Compliance with these laws and regulations may be costly and time-consuming and may delay commencement, continuation or expansion of exploration or production at our facilities. They may also depress demand for our products by imposing more stringent requirements and limits on our customers??? operations. Moreover, these laws are constantly evolving and are becoming increasingly complex and stringent over time. These laws and regulations, particularly new legislative or administrative proposals, or judicial interpretations of existing laws and regulations related to the protection of the environment could result in substantially increased capital, operating and compliance costs. Individually and collectively, these developments could have a material adverse effect on our operations directly and/or indirectly, through our customers??? inability to use our products.

??

Certain implementing regulations for these environmental laws are undergoing revision or have not yet been promulgated. As a result, we cannot always determine the ultimate impact of complying with existing laws and regulations.

??

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

??

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

??

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

??

The Mine Act and the MINER Act, and regulations issued under these federal statutes, impose stringent health and safety standards on mining operations. The regulations that have been adopted under the Mine Act and the MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, roof control, ventilation, blasting, use and maintenance of mining equipment, dust and noise control, communications, emergency response procedures, and other matters. The Mine Safety and Health Administration (???MSHA???) regularly inspects mines to ensure compliance with regulations promulgated under the Mine Act and MINER Act.

??

Due to the large number of mining permits held by the Company that have been previously mined and operated, there is a significant amount of environmental reclamation and remediation required by the Company to comply with local, state, and federal regulations for coal mining companies.

??

??
28

????

Property

??

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $5,726 per month in rent for the office space and the rental lease expires December 2026. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $500 per month rent and the rental lease expires October 30, 2021.

??

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

??

Employees

??

ARC, through its operating subsidiaries, employs a combination of Company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of Company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, PCR???s E-42 mine is run by contract labor, and the Company???s various coal preparation facilities are run by contract labor.

??

The Company currently has approximately 11 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company???s executive team based at this location.

??

Results of Operations

??

Our consolidated operations had operating revenues of $393,210 and $403,857 for the three-months and six-months ended June 30, 2021 and $226,836 and $751,170 operating revenue for the three-months and six-months ended June 30, 2020.

??

For the three-months and six-months ended June 30, 2021 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $6,650,174 and $13,040,032. For the three-months and six-months ended June 30, 2020 we have incurred net income and (loss) attributable to American Resources Corporation Shareholders in the amount of $1,308,237 and $(1,953,130).

????

The primary driver for increase in revenue was an increase in coal production during the Covid-19 global pandemic.

??

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

??

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

??

For the three months ended June 30, 2021 and 2020, Other Income (Expense) amounted to $(446,884) and $(1,726,184), respectively. For the six months ended June 30, 2021 and 2020, Other Income (Expense) amounted to $(411,588) and $(314,179), respectively. The primary driver of reduced Other Income (Expense) is less settlement expenses for the current period.

??

??
29

????

Liquidity and Capital Resources

??

As of June 30, 2021, our available cash was $28,109,470. From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common stock equity investments and loans.

??

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

??

For the six months ending June 30, 2021 our net cash flow used in operating activities was $10,445,808 and for the six months ending June 30, 2020 the net cash flow used in operating activities was $1,064,524.

????

For the six months ending June 30, 2021 and 2020 net cash proceeds from and (used in) investing activities were $(2,926,601) and $417,857 respectively.

????

For the six months ending June 30, 2021 and 2020 net cash proceeds from financing activities were $31,299,579 and $2,532,079 respectively.

????

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

??

Business Effect of Covid-19

??

During 2020, the worldwide COVID-19 outbreak has resulted in muted demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. These recent developments are expected to result in lower sales and gross margins. Because of the adverse market conditions caused by the global pandemic the Company???s operations were idled in January 2020 and remained idled through March 29, 2021 at which point operations commenced.

??

Off Balance Sheet Arrangements

??

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

??

Critical Accounting Policies

??

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

??

Recent Accounting Pronouncements

??

New Accounting Pronouncements: Management has determined that the impact of the following recent FASB pronouncements will not have a material impact on the financial statements.

??

ASU 2020-01, Equity Method Investments, effective for years beginning after December 15, 2020.

??

ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) effective for years beginning after December 31, 2020.

??

??
30

????

Item 3. Quantitative and Qualitative Disclosures about Market Risk

??

Because we are a smaller reporting Company we are not required to include any disclosure under this item.

??

Item 4. Controls and Procedures

??

(a) Management???s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

??

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company???s internal control over financial reporting is a process designed under the supervision of the Company???s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company???s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

??

As of June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

??

Based upon our evaluation, as of June 30, 2021, the Company???s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company???s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

??

The Company???s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company???s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

??

(b) Changes in Internal Controls.

??

There have been no changes in the Company???s internal control over financial reporting during the period ended June 30, 2021 that have materially affected the Company???s internal controls over financial reporting.

??

??
31

????

PART II. OTHER INFORMATION

??

Item 1. Legal Proceedings

??

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries??? officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

??

Item 1A. Risk Factors

??

Not applicable.

??

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

??

On March 17, 2021, 425,000 of restricted common shares were sold. Gross proceeds to the Company amounted to $1,275,000 which were used for general business purposes.

??

Item 3. Defaults upon Senior Securities

??

None.

??

Item 4. Mine Safety Disclosures

??

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.

??

Item 5. Other Information

??

None.

??

??
32

????

Item 6. Exhibits

??

The following exhibits are filed herewith except as otherwise noted:

??

Exhibit Number	??	Description	??	Location Reference
??
3.1	??	Articles of Incorporation of Natural Gas Fueling and Conversion Inc.	??	Incorporated herein by reference to Exhibit 3.1 to the Company???s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.2	??	Amended and Restated Articles of Incorporation of NGFC Equities Inc.	??	Incorporated herein by reference to Exhibit 3.1 to the Company???s 8k filed on February 25, 2015.
3.3	??	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc.	??	Incorporated herein by reference to Exhibit 10.2 to the Company???s Form 8-K on February 21, 2017.
3.4	??	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 21, 2017.	??	Incorporated herein by reference to Exhibit 3.4 to the Company???s Form 10-Q, filed with the SEC on February 20, 2018.
3.5	??	Bylaws of Natural Gas Fueling and Conversion Inc.	??	Incorporated herein by reference to Exhibit 3.2 to the Company???s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.6	??	Bylaws, of NGFC Equities Inc., as amended and restated.	??	Incorporated herein by reference to Exhibit 3.2 to the Company???s 8k filed on February 25, 2015.
3.7	??	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated November 8, 2018.	??	Filed as Exhibit 99.1 to the Company???s 8k filed on November 13, 2018, incorporated herein by reference.
3.8	??	Bylaws of American Resources Corporation, as amended and restated	??	Incorporated herein by reference to Exhibit 99.2 to the Company???s 8k filed on November 13, 2018.
4.1	??	Common Stock Purchase Warrant ???B-4??? dated October 4, 2017	??	Incorporated herein by reference to Exhibit 4.1 to the Company???s 8k filed on October 11, 2017.
4.2	??	Common Stock Purchase Warrant ???C-1??? dated October 4, 2017	??	Incorporated herein by reference to Exhibit 4.2 to the Company???s 8k filed on October 11, 2017.
4.3	??	Common Stock Purchase Warrant ???C-2??? dated October 4, 2017	??	Incorporated herein by reference to Exhibit 4.3 to the Company???s 8k filed on October 11, 2017.
4.4	??	Common Stock Purchase Warrant ???C-3??? dated October 4, 2017	??	Incorporated herein by reference to Exhibit 4.4 to the Company???s 8k filed on October 11, 2017.
4.5	??	Common Stock Purchase Warrant ???C-4??? dated October 4, 2017	??	Incorporated herein by reference to Exhibit 4.5 to the Company???s 8k filed on October 11, 2017.
4.6	??	Promissory Note for $600,000.00 dated October 4, 2017	??	Incorporated herein by reference to Exhibit 4.6 to the Company???s 8k filed on October 11, 2017.
4.7	??	Promissory Note for $1,674,632.14 dated October 4, 2017	??	Incorporated herein by reference to Exhibit 4.7 to the Company???s 8k filed on October 11, 2017.
4.8	??	Loan Agreement for up to $6,500,000 dated December 31, 2018	??	Incorporated herein by reference to Exhibit 99.1 to the Company???s 8k filed on January 3, 2019.
4.9	??	Promissory Note for up to $6,500,000 dated December 31, 2018	??	Incorporated herein by reference to Exhibit 99.2 to the Company???s 8k filed on January 3, 2019.
10.1	??	Secured Promissory Note	??	Incorporated herein by reference to Exhibit 99.1 to the Company???s 8k filed on May 15, 2018.
10.2	??	Security Agreement	??	Incorporated herein by reference to Exhibit 99.2 to the Company???s 8k filed on May 15, 2018.
10.3	??	Pledge Agreement	??	Incorporated herein by reference to Exhibit 99.3 to the Company???s 8k filed on May 15, 2018.
10.4	??	Guaranty Agreement	??	Incorporated herein by reference to Exhibit 99.4 to the Company???s 8k filed on May 15, 2018.
10.5	??	Bill of Sale	??	Incorporated herein by reference to Exhibit 99.5 to the Company???s 8k filed on May 15, 2018.
10.6	??	Sublease Agreement Between Colonial Coal Company, Inc. and McCoy Elkhorn Coal LLC	??	Incorporated herein by reference to Exhibit 99.1 to the Company???s 8k filed on May 1, 2018
10.7	??	Interim Operating Agreement	??	Incorporated herein by reference to Exhibit 99.2 to the Company???s 8k filed on May 1, 2018
10.8	??	Consolidated and Restated Loan and Security Agreement dated October 4, 2017	??	Incorporated herein by reference to Exhibit 10.1 to the Company???s 8k filed on October 11, 2017
10.9	??	Asset Purchase Agreement between Wyoming County Coal LLC and Thomas Shelton dated November 7, 2018	??	Incorporated herein by reference to Exhibit 10.9 to the Company???s registration statement filed on December 11, 2018.

????

??
33

??

10.10	??	Asset Purchase Agreement between Wyoming County Coal LLC and Synergy Coal, LLC dated November 7, 2018	??	Incorporated herein by reference to Exhibit 10.10 to the Company???s registration statement filed on December 11, 2018.
10.11	??	Security Agreement	??	Incorporated herein by reference to Exhibit 99.3 to the Company???s 8k filed on January 3, 2019.
10.12	??	Purchase Order	??	Incorporated herein by reference to Exhibit 99.4 to the Company???s 8k filed on January 3, 2019.
10.13	??	Employment Agreement with Mark C. Jensen	??	Incorporated herein by reference to Exhibit 10.13 to the Company???s registration statement filed on February 6, 2019.
10.14	??	Employment Agreement with Thomas M. Sauve	??	Incorporated herein by reference to Exhibit 10.14 to the Company???s registration statement filed on February 6, 2019.
10.15	??	Employment Agreement with Kirk P. Taylor	??	Incorporated herein by reference to Exhibit 10.15 to the Company???s registration statement filed on February 6, 2019.
10.16	??	Employee Stock Option Plan	??	Incorporated herein by reference to Exhibit 10.16 to the Company???s registration statement filed on February 6, 2019.
10.17	??	Letter of Intent	??	Incorporated herein by reference to Exhibit 10.17 to the Company???s registration statement filed on February 6, 2019.
10.18	??	Merger Agreement with Colonial Coal	??	Incorporated herein by reference to Exhibit 10.18 to the Company???s registration statement filed on February 14, 2019.
10.19	??	Share Exchange Agreement to replace Merger Agreement with Colonial Coal	??	Incorporated herein by reference to Exhibit 10.19 to the Company???s registration statement filed on February 14, 2019.
14.1	??	Code of Conduct	??	Incorporated herein by reference to Exhibit 99.2 to the Company???s 8k filed on November 13, 2018.
14.2	??	Financial Code of Ethics	??	Incorporated herein by reference to Exhibit 99.3 to the Company???s 8k filed on November 13, 2018.
21.1	??	Subsidiaries of the Registrant	??	Filed Herewith
31.1	??

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

			??	Filed Herewith
31.2	??

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

			??	Filed Herewith ??
32.1	??	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	??	Filed Herewith ??
32.2	??	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	??	Filed Herewith ??
95.1	??	Mine Safety Disclosure pursuant to Regulation S-K, Item 104	??	Filed Herewith

??????

101.INS	??	XBRL Instance Document
101.SCH	??	XBRL Taxonomy Extension Schema Document
101.CAL	??	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	??	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	??	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	??	XBRL Taxonomy Extension Presentation Linkbase Document

??

??
34

??

SIGNATURES

??

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

??

??	AMERICAN RESOURCES CORPORATION		??
??	??	??	??
Date: August 16, 2021	By:	/s/ Mark C. Jensen	??
??	Name:	Mark C. Jensen	??
??	Title:	CEO, Chairman of the Board (Principal Executive Officer)	??

??

??
35

??