Form 10-Q
period 2021-09-30
American Resources Corp
filed 2021-11-15
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 15, 2021, the registrant had 61,731,391 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements	3

	Consolidated Condensed Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	4

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	5

	Consolidated Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months ended September 30, 2021 and 2020 (unaudited)	6-7

	Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2021 and 2020 (Unaudited)	8

	Notes to Unaudited Consolidated Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	34

Item 3.	Defaults upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

SIGNATURES		37

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and nine months ended

September 30, 2021

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
UNAUDITED

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$19,121,714	$10,617,495
Accounts Receivable	2,106,937	38,650
Inventory	1,664	150,504
Prepaid fees	268,332	175,000
Accounts Receivable - Other	-	234,240
Advances to related party	5,000	-
Total Current Assets	21,503,647	11,215,889

LONG-TERM ASSETS
Cash - restricted	1,008,583	583,708
Property and Equipment, Net	23,022,004	22,498,659
Investment in LLC – Related Party	2,250,000	-
Note Receivable	4,117,139	4,117,139
Total Long-Term Assets	30,397,726	27,199,506

TOTAL ASSETS	$51,901,373	$38,415,395

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,748,903	$4,288,794
Non-Trade payables	2,681,651	3,850,781
Accounts payable – related party	2,318,119	679,146
Accrued interest	427,818	1,043,519
Due to affiliate	74,000	74,000
Current portion of long term-debt	5,314,261	10,997,692
Current portion of convertible debt, (net of unamortized discount of $123,406 and $827,573)	12,050,769	-
Current portion of reclamation liability	2,327,169	2,327,169
Total Current Liabilities	27,942,690	23,261,101

LONG-TERM LIABILITIES
Long-term portion of note payable (net of issuance costs of $397,030 and $405,667)	4,746,156	5,330,752
Convertible note payables – long term	-	14,300,907
Reclamation liability	16,445,044	15,528,135
Total Long-Term Liabilities	21,191,200	35,159,794

Total Liabilities	49,133,890	58,420,895

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $.0001 par value; 230,000,000 shares authorized, 60,829,718 and 42,972,762 shares issued and outstanding	6,083	4,256
Additional paid-in capital	158,119,222	113,279,448
Accumulated deficit	(155,357,822)	(133,289,247)
Total Stockholders’ Equity (Deficit)	2,767,483	(20,005,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$51,901,373	$38,415,395

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020

Coal Sales	$2,779,193	$-	$3,121,782	$524,334
Metal Aggregating, Processing and Sales	20,510	294,646	48,385	521,482
Royalty Income	14,220	-	47,614	-

Total Revenue	2,813,923	294,646	3,217,781	1,045,816

Cost of Coal Sales and Processing	(3,068,847)	(72,692)	(4,813,688)	(2,590,435)
Accretion Expense	305,636)	(240,685)	(916,909)	(981,859)
Depreciation	(495,676)	(646,438)	(1,364,220)	(1,855,236)
Amortization of Mining Rights	(314,765)	(313,224)	(938,135)	(939,672)
General and Administrative	(826,480)	(132,676)	(2,501,548)	(1,659,908)
Professional Fees	(287,414)	(175,832)	(1,191,397)	(686,158)
Production Taxes and Royalties	(215,681)	(154,604)	(883,339)	(404,660)
Development Costs	(5,142,306)	(792,926)	(10,009,860)	(1,228,333)

Total Operating Expenses	(10,656,805)	(2,529,078)	(22,619,096)	(10,346,261)

Net Loss from Operations	(7,842,882)	(2,234,432)	(19,401,315)	(9,300,445)

Other Income and (expense)
Other Income (loss)	(58,340)	160,635	(469,927)	(153,544)
Gain on interest forgiven	-	832,500	-	832,500
Gain on Depreciation Recapture	-	1,706,569	-	1,706,569
Gain on sale of stock	-	-	-	6,820,949
Amortization of debt discount and issuance costs	(3,179)	(2,879)	(8,637)	(8,637)
Interest Income	85,901	41,172	187,293	164,686
Interest expense	(1,095,021)	(379,583)	(2,260,965)	(1,891,226)
Total Other income (expense)	(1,070,639)	2,358,413	(2,552,236)	7,471,297

Net Income (Loss)	$(8,913,521)	$123,982	$(21,953,551)	$(1,829,148)

Net loss per common share - basic and diluted	$(.15)	$.00	$(.41)	$(.07)

Weighted average common shares outstanding	60,065,087	26,785,364	53,087,092	27,009,075

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2020 THROUGH SEPTEMBER 30, 2020 AND JANUARY 1, 2021 THROUGH SEPTEMBER 30, 2021
UNAUDITED

Statement of Stockholders’ Deficit
September 30, 2021

	Common Shares			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance December 31, 2019	27,410,512	$2,740	$90,326,104	$(123,033,485)	$(32,704,641)

Issuance of Warrants in conjunction with Convertible Notes	-	-	552,562	-	552,562

Amortization of Warrant and Option Expense	-	-	115,025	-	115,025

Net loss	-	-	-	(3,261,368)	(3,261,368)

Balance March 31, 2020	27,410,512	2,740	90,993,691	(126,409,878)	(35,413,447)

Issuance of Warrants in conjunction with Convertible Notes	-	-	671,138	-	671,138

Return of common shares in conjunction with asset sale	(2,000,000)	(200)	(1,840,000)	-	(1,840,200)

Issuance of common shares in conjunction with debt settlement	600,000	60	642,000	-	642,060

Issuance of common shares pursuant to investor relations contract	20,000	2	18,798	-	18,800

Issuance of common shares in conjunction of warrant exercise for cash	10,000	1	10,499	-	10,500

Amortization of Warrant and Option Expense	-	-	115,025	-	115,025

Net income (loss)	-	-	-	1,308,237	1,308,237

Balance June 30, 2020	26,040,512	$2,603	$90,611,151	$(125,101,641)	$(34,487,887)

Shares issued in conjunction with warrant and option conversions		29	665,237		665,237

Shares issued in connection with debt and payable conversions		207	19,886		20,093

Amortization of Warrant and Stock Option Expense			101,615		101,615

Net Income				123,982	123,982

Balance September 30, 2020	26,040,512	$2,839	$91,397,889	$(124,977,659)	$(33,576,931)

The accompanying footnotes are integral to the unaudited consolidated financial statements

	Common Stock
				Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance December 31, 2020	42,972,762	$4,256	$113,279,448	$(133,289,247)	$(20,005,543)

Adjustment for Prior Year	-	40	114,991	(115,023)	8

Adjusted Opening Balance	42,972,762	4,296	113,394,439	(133,404,270)	(20,005,535)

Shares issued in conjunction with warrant and option conversions	1,705,508	171	2,257,541	-	2,257,712

Shares issued in connection with debt and payable conversions	4,757,628	476	10,131,508	-	10,131,984

Shares issued pursuant to restricted stock offering	425,000	43	1,274,957	-	1,275,000

Shares issued for services	10,000	1	9,999	-	10,000

Amortization of Warrant and Stock Option Expense	-	-	115,025	-	115,025

Net Loss	-	-	-	(6,389,857)	(6,389,857)

Balance March 31, 2021	49,870,898	4,987	127,183,469	(139,794,127)	(12,605,671)

Shares issued in connection with warrant and option conversions	25,000	3	11,700	-	11,703

Shares issued in connection with debt and payable conversions	380,289	38	625,237	-	625,276

Shares issued in connection with registered offering	8,600,000	860	27,942,140	-	27,943,000

Amortization of debt discount	-	-	(128,568)	-	(128,568)

Stock Compensation - Options	-	-	115,025	-	115,025

Net Loss	-	-	-	(6,650,174)	(6,650,174)

Balance June 30, 2021	58,876,187	$5,888	$155,749,003	$(146,444,301)	$9,310,590

Shares issued in connection with warrant and option conversions	2,000	-	2,100	-	2,100

Shares issued in connection with debt and payable conversions	1,951,531	195	2,635,380		2,635,385

Amortization of debt discount			(368,876)		(368,876)

Stock Compensation - Options	-	-	101,615	-	101,615

Net Loss	-	-	-	(8,913,521)	(8,913,521)

Balance September 30, 2021	60,829,718	$6,083	$158,119,222	$(155,357,822)	$2,767,483

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended	For the nine months ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating activities:
Net loss	$(21,953,551)	$(1,829,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,364,220	1,855,236
Amortization of mining rights	938,136	939,672
Accretion expense	916,909	981,859
Liabilities reduced due to sale of assets	-	(3,271,973)
Amortization of issuance costs and debt discount	4,095,688	-
Stock option expense	478,665	-
Issuance of shares for services	187,999	18,800
Issuance of shares for debt settlement	-	642,060
Warrant expense	-	230,050
Shares returned as part of asset sale	-	(1,840,200)

Change in current assets and liabilities:
Accounts receivable	(1,839,047)	2,378,755
Inventory	148,840	365,126
Prepaid expenses and other assets	(93,332)	(175,000)
Accounts payable	(2,709,020)	(303,567)
Accrued interest	(615,701)	(2,296,237)
Accounts payable - related party	1,638,973	202,351
Cash used in operating activities	(17,441,221)	(2,102,216)

Cash Flows from Investing activities:

Cash used in investments in LLCs	(2,250,000)	-
Cash received (paid) for PPE, net	(2,825,701)	417,857
Cash provided by (used in) investing activities	(5,075,701)	417,857

Cash Flows from Financing activities:

Principal payments on long term debt	(641,409)	(1,072,745)
Proceeds from convertible debt	600,000	3,638,277
Proceeds from the sale of common stock, net	29,218,000	797,475
Proceeds from long term debt	-	28,000
Proceeds from warrant conversions	2,269,425	1,223,700
Net proceeds from (payments to) factoring agreement	-	(1,807,443)
Cash provided by financing activities	31,446,016	2,807,264

Increase(decrease) in cash and restricted cash	8,929,094	1,122,905

Cash and restricted cash, beginning of period	11,201,203	268,811

Cash and restricted cash, end of period	$20,130,297	$1,391,716

Supplemental Information
Non-cash investing and financing activities
Issuance of common shares for debt conversions	$8,485,384	$-
Issuance of warrants in conjunction with convertible notes	$-	$1,223,700

Cash paid for interest	$42,426	$208,154
Cash paid for income taxes	$-	$-

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

During January 2021, the Company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting. (Note 4)

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of September 30, 2021, AOVII has had no operational activity. (Note 4)

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. (Note 4)

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other period. These financial statements should be read in conjunction with the Company’s 2020 audited financial statements and notes thereto which were filed on Form 10-K on March 12, 2021.

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

Convertible Preferred Securities: We account for hybrid contracts that feature conversion options in accordance with U.S. GAAP. ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of September 30, 2021 and December 31, 2020 was $8,818 and $19,138, respectively.

During 2019 the Company established a reclamation bonding collateral fund for ERC Mining Indiana. The balance of the restricted cash being held totaled $217,500 and $217,500 as of September 30, 2021 and December 31, 2020.

During 2020, the Company established an escrow account for certain assumed liabilities in the PCR acquisition. The balance as of September 30, 2021 and December 31, 2020 was $0 and $347,070, respectively. The funds were used to pay for remaining assumed liabilities.

During 2021, the Company established a reclamation bonding collateral fund for WCC. The balance of the restricted cash being held totaled $232,265 and $0 as of September 30, 2021 and December 31, 2020.

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

The balance as of September 30, 2021 and December 31, 2020 was $1,008,583 and $583,708, respectively.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the nine months ended September 30, 2021 and September 30, 2020.

	September 30, 2021	September 30, 2020
Cash	$19,121,714	$753,910
Restricted Cash	1,008,583	637,806
Total cash and restricted cash presented in the consolidated statement of cash flows	$20,130,297	$1,391,716

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the periods ending September 30, 2021 and 2020, $- and $- were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2020	$17,855,304
Accretion – nine months September 30, 2021	916,909
Reclamation work – nine months September 30, 2021	-
Reduction of ARO due to dispositions	-
Balance at September 30, 2021	$18,772,213

Balance at December 31, 2019	$19,839,782
Accretion – nine months September 30, 2020	981,859
Reclamation work – nine months September 30, 2020	-
Reduction of ARO due to dispositions	(3,271,973)
Balance at September 30, 2020	$17,549,668

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

Our coal sales generally include 10 to 90-day payment terms following the transfer of control of the goods to the customer. We typically do not include extended payment terms in our contracts with customers. As such, spot sales prices and forward contract pricing has declined.

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

Allowance for trade receivables as of September 30, 2021 and December 31, 2020 amounted to $0, for both periods. Allowance for other accounts receivables, including note receivables as of September 30, 2021 and December 31, 2020 amounted to $0 and $0, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of September 30, 2021 and December 31, 2020.

Reclassifications: Reclassifications of prior periods have been made to conform with current year presentation.

NOTE 2 – PROPERTY AND EQUIPMENT

At September 30, 2021 and December 31, 2020, property and equipment were comprised of the following:

	September 30, 2021	December 31, 2020
Processing and rail facility	$11,591,273	$11,591,273
Underground equipment	9,487,167	6,838,417
Surface equipment	2,639,146	2,527,576
Coal refuse storage	12,134,192	12,134,192
Rare earth processing	61,601	-
Mine Development	561,575	561,575
Construction in Progress	3,780	-
Land	1,572,435	1,572,435
Less: Accumulated depreciation	(15,029,165)	(12,726,809)

Total Property and Equipment, Net	$23,022,004	$22,498,659

Depreciation expense amounted to $495,676 and $646,438 for the three month periods September 30, 2021 and September 30, 2020, respectively. Depreciation expense amounted to $1,364,220 and $1,855,236 for the nine month periods September 30, 2021 and September 30, 2020, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Rare Earth Processing Equipment	5 Years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 – NOTES PAYABLE

The senior convertible note has a minimum offering amount of $12,500,000 and maximum of $25,000,000 and minimum investment of $500,000. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50. During the 9-month period ended September 30, 2021, $600,000 of notes were issued under this offering.

On April 21, 2020, the Company entered into a promissory note with Merchants Bank of Indiana for the amount of $2,649,800. The note accrues interest at 1% and is due April 1, 2022. Commencing October 21, 2020, payments of principal and interest are due on a repayment schedule of eighteen months. The promissory note was issued pursuant to the CARES Act and SBA’s Paycheck Protection Program.

Short-term and Long-term debt consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Equipment Loans - QEI

Note payable to an unrelated company in monthly installments of $1,468, With interest at 6.95%, through maturity in March 2021, when the note is due in full. The note is secured by equipment and a personal guarantee by an officer of the Company.	10,508	22,720

On October 19, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $90,400. The agreement calls for monthly payments until maturity of October 19, 2019 and interest of 9.95%. The note is secured by the equipment purchased and was paid off during 2021.	-	136

On October 20, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $50,250. The agreement calls for monthly payments until maturity of October 20, 2019 and interest of 10.60%. The note is secured by the equipment purchased.	5,166	5,166

On December 7, 2017, Quest entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $56,900. The agreement calls for an interest rate of 8.522%, monthly payments until maturity of January 7, 2021. The note is secured by the equipment purchased.	11,082	32,596

On January 25, 2018, QEI entered into an equipment loan agreement with an unrelated party in the amount of $346,660. The agreement calls for monthly payments of $11,360 until maturity date of December 24, 2020 and carries an interest rate of 9%. The loan is secured by the underlying surface equipment purchased by the loan. Loan proceeds were used directly to purchase equipment.	162,734	169,749

On May 9, 2018, QEI entered into a loan agreement with an unrelated party in the amount of $1,000,000 with a maturity date of September 24, 2018 with monthly payments of $250,000 due beginning June 15, 2018. The note is secured by the assets and equity of the company and carries an interest rate of 0%. Proceeds of the note were split between receipt of $575,000 cash and $425,000 payment for new equipment. No payments have been made on the note which is in default. The note is secured by the equipment purchased by the note and a personal guarantee of an officer.	1,000,000	1,000,000

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

	2,649,800	2,649,800

On September 11, 2020, the Company entered into a $1,493,233.65 settlement agreement with a non-related party. Starting April 1, 2021, the note requires monthly payments of $100,000 until the balance is paid in full.	1,293,234	1,493,234

Customer Loan Agreement - ARC

On December 31, 2018, the Company entered into a loan agreement with an unrelated party. The loan is for an amount up to $6,500,000 of which $3,000,000 was advanced on December 31, 2018 and $3,500,000 was advanced During 2019. The promissory agreement carries interest at 5% annual interest rate and payments of principal and interest shall be repaid at a per-ton rate of coal sold to the lender. The outstanding amount of the note has a maturity of April 1, 2020. The note is secured by all assets of the Company. Loan issuance costs totaled $41,000 as of December 31, 2018. This loan was paid off during 2021.

	$-	$3,967,997

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

	-	454,417

Equipment Loans – ERC

Equipment lease payable to an unrelated company in 48 equal payments of $771 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The note was paid off during 2021.	-	9,902

Equipment lease payable to an unrelated company in 48 equal payments of $3,304 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The note was paid off during 2021.	-	62,722

Equipment Loans - McCoy

On May 2, 2017, Quest entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $250,000 which carries 0% interest. Full payment was due September 12, 2017, and the note is in default. The note is secured by the equipment purchased with the note. This note was paid off during 2021.	-	73,500

On September 25, 2017, Quest entered into an equipment purchase Agreement, which carries 0% interest with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $350,000. The agreement provided for $20,000 monthly payments until the balance is paid in full. The note matures on September 25, 2019, and the note is in default. The note is secured by the equipment purchased with the note.	181,737	187,038

Accounts Receivable Factoring Agreement Factoring Arrangements

On December 19, 2019, the Company entered into a factoring arrange with an unrelated party. The arrangement is separated into two components. The first component is a promissory note in the amount of $1,189,223 with interest equaling 1.61% and a due date of December 31, 2020. The principal will be repaid out of future sales and the note is secured by certain fixed assets of PCR. The second component is advance of customer invoices totaling 2,200,486. The advances bear interest at 7% plus a $1 per ton fee and were re-paid in January 2020, from customer receipts. During 2021, $1,274,034 of this note was converted into a senior convertible note. (See Note 10)

	-	1,274,034

A customer of the Company advanced $550,000 for inventory. The advance is unsecured and bears no interest and will be recouped by future sales to the customer. The note is due on demand and has been repaid subsequent to year end. During 2021, $187,914 of this note was converted into a senior convertible note. (See Note 10)	-	187,914

Kentucky New Markets Development Program

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5.	4,117,139	4,117,139

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5.	1,026,047	1,026,047

Less: Debt Discounts and Loan Issuance Costs	(397,030)	(405,667)

Total note payables, net of discount	10,060,417	16,328,444

Less: Current maturities	5,314,261	10,997,692

Total Long-term note payables, net of discount	$4,746,156	$5,330,752

Convertible notes payable consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 30, 2020

ARC Convertible Debt

In 2020, the Company created a convertible debt offering. The debt matures in two years, with interest at 12.5% capitalizing monthly.	12,174,176	15,128,480

Less: Debt Discounts	(123,407)	(827,573)

Total convertible note payables, net of discount	12,050,769	14,300,907

Affiliate notes consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 30, 2020

Notes payable to affiliate, due on demand with no interest and is uncollateralized. Equipment purchasing was paid by an affiliate resulting in the note payable.	$74,000	$74,000

Total affiliate note payables	74,000	74,000

NOTE 4 – RELATED PARTY TRANSACTIONS

Land Resources & Royalties

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending September 30, 2021, royalty expense incurred with LRR amounted to $199,289 and amounts advanced from LRR amounted $0 and amounts repaid amounted to $0. As of September 30, 2021, total amounts owed LRR amounted to $41,317. For the three-month period ending September 30, 2020, royalty expense incurred with LRR amounted to $68,251 and amounts advanced from LRR amounted to $25,866 and amounts repaid to LRR amounted to $0. As of September 30, 2020, total amounts owed LRR amounted to $979,146.

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

For the three-months ended September 30, 2021 amounts incurred under the agreement amounted to $1,618,627 and amounts paid totaled $319,202. For the three-months ended September 30, 2021, service charges covering members of the Company’s management amounted to $0.

For the nine-months ended September 30, 2021 amounts incurred under the agreement amounted to $3,555,587 and amounts paid totaled $2,273,749. For the nine-months ended September 30, 2021, service charges covering members of the Company’s management amounted to $0.

For the three-months ended September 30, 2020 amounts incurred under the agreement amounted to $864,184 and amounts paid totaled $715,563. For the three-months ended September 30, 2020, service charges covering members of the Company’s management amounted to $0.

For the nine-months ended September 30, 2020 amounts incurred under the agreement amounted to $1,263,766 and amounts paid totaled $864,184. For the nine-months ended September 30, 2020, service charges covering members of the Company’s management amounted to $0.

American Opportunity Venture, LLC

During January 2021, the Company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting under ASC 323-10-50-3. As of September 30, 2021, AOV has had no operational activity other than in restricted common stock and warrant investment in American Acquisition Opportunity Inc. and as such there is no quoted market price for the underlying issuances, no contingent issuances and no differences between carrying value and value of underlying assets.

American Opportunity Venture II, LLC

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of September 30, 2021, AOVII has had no operational activity.

Novusterra, Inc.

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. As of September 30, 2021, Novusterra has had no operational activity.

NOTE 5 – EQUITY TRANSACTIONS

Common Share Transactions

Employee stock compensation expense for the three-month period ending September 30, 2021 and 2020 amounted to $101,615 and $115,025 respectively.

Employee stock compensation expense for the nine-month period ending September 30, 2021 and 2020 amounted to $478,666 and $331,665 respectively.

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

On July 20, 2021, the Company issued 150,000 Employee Stock options under the current plan. The options vest over their 7-year life.

On September 3, 2021, the Company issued 100,000 Employee Stock options under the current plan. The options vest over their 7-year life.

The Company uses the Black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

September 30, 2021
Expected Dividend Yield	0%
Expected volatility	87.97%
Risk-free rate	0.980%
Expected life of warrants	.86-6.74 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) – December 31, 2019	10,689,904	$1.856	2.310	$1,746,544
Granted	4,952,670	$1.217	2.013	$1,432,786
Forfeited or Expired	3,172,222	$4.443	1.19	$706,437
Exercised	2,359,822	$0.138	1.37	$3,217,338
Outstanding – September 30, 2020	10,110,530	$1.114	2.687	$5,152,399
Exercisable (Vested) – September 30, 2020	10,110,530	$1.114	2.687	$5,512,399

Exercisable (Vested) – December 31, 2020	8,401,221	$1.13	2.15	$7,453,214
Granted	4,601,250	$3.53	4.56	$30,700
Forfeited or Expired	-	$-	-	$-
Exercised	1,732,508	$0.86	2.16	$7,038,153
Outstanding - September 30, 2021	11,269,963	$2.25	2.39	$4,221,721
Exercisable (Vested) - September 30, 2021	11,269,963	$2.25	2.69	$4,221,721

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2019	1,056,830	$1.960	5.998	$-
Exercisable (Vested) – December 31, 2019	273,943	$1.821	5.072	$-
Granted	750,000	$1.130	-	$52,500
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding – September 30, 2020	1,806,830	$1.615	5.856	$1,130,333
Exercisable (Vested) – September 30, 2020	536,220	$1.597	4.707	$399,489

Outstanding – December 31, 2020	2,159,269	$1.61	5.66	$1,919,128.76
Exercisable (Vested) – December 31, 2020	888,659	$1.58	5.05	$749,470.14
Granted	325,000	$2.30	6.74	$105,000.00
Forfeited or Expired	275,000	$1.45	3.54	$199,500.00
Exercised	25,000	$1.64	6.56	$41,500.00
Outstanding - September 30, 2021	2,184,269	$1.67	5.39	$1,416,548.25
Exercisable (Vested) - September 30, 2021	1,134,268	$1.52	4.91	$774,380.89

NOTE 6 – CONTINGENCIES

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

The Company leases various office space some from an entity which was consolidated as a variable interest entity until June 30, 2018 (see note 4). The rental lease for the Company’s former principal office space expired in December 31, 2018 and continued on a month-to-month basis until February 15, 2020. On February 14, 2021, the Company moved its principal offices to 12115 Visionary Way Fishers, IN 46038. A lease through December 2026 was executed. We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $1,702 per month rent and the rental lease expires January 1, 2030. .

NOTE 7 – SUBSEQUENT EVENTS

On November 9, 2021, Quest Processing concluded the end of the compliance period relating to the Kentucky New Markets Development Program loan with Community Venture Investment XV, LLC and was released from all obligations of principal and interest of $5,143,186 note.

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

Beginning in January 2020 through the report date, Mine #15 and Carnegie 1 mines were idled due to the adverse market effects Covid-19 global pandemic. On October 8, 2021, the Carnegie 1 mining operations recommenced.

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

Competition

The coal industry is intensely competitive. The most important factors on which the Company competes are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors will include Corsa Coal Corporation, Ramaco Resources, Blackhawk Mining, Coronado Coal, Arch Resources, Alpha Met, and Warrior Met Coal. Many of these coal producers may have greater financial resources and larger coal deposit bases than we do. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as China, Australia, Colombia, Indonesia and South Africa.

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

We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $1,702 per month rent and the rental lease expires January 1, 2030.

On August 17, 2021, American Rare Earth entered into a Commercial Land Lease sublease agreement with Land Betterment for nearly 7 acres of land for the purpose of building a commercial grade critical element purification facility. The sublease is for the period of 5 years with a rate of $3,500 a month.

On October 8, 2021, American Rare Earth entered into a Commercial Lease for 6,700 square feet of warehouse space for the purpose of building a commercial grade critical element purification facility. The is for the period of 2 years with a rate of $4,745.83 a month.

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

Results of Operations

Our consolidated operations had operating revenues of $2,813,923 and $3,217,781 for the three-months and nine-months ended September 30, 2021 and $294,646 and $1,045,816 operating revenue for the three-months and nine-months ended September 30, 2020.

For the three-months and nine-months ended September 30, 2021 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $8,913,521 and $21,953,551. For the three-months and nine-months ended September 30, 2020 we have incurred net income and (loss) attributable to American Resources Corporation Shareholders in the amount of $123,982 and $(1,829,148).

The primary driver for increase in revenue was an increase in coal production during the Covid-19 global pandemic.

For the three months ended September 30, 2021 and 2020, coal sales and processing expenses were $3,068,847 and $72,692 respectively, development costs, including loss on settlement of ARO were $5,142,306 and $792,926, respectively, and production taxes and royalties $215,681 and $154,604, respectively. Depreciation expense for the same periods ended September 30, 2021 and 2020 were $495,676 and $646,438 respectively. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the nine months ended September 30, 2021 and 2020, coal sales and processing expenses were $4,813,688 and $2,590,435 respectively, development costs, including loss on settlement of ARO were $10,009,860 and $1,228,333, respectively, and production taxes and royalties $883,339 and $404,660, respectively. Depreciation expense for the same periods ended September 30, 2021 and 2020 were $1,364,220 and $1,855,236 respectively. Decrease in coal sales and processing expenses were due to increase in mine development and expansion. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the three months ended September 30, 2021 and 2020, Other Income (Expense) amounted to $(58,340) and $160,635, respectively. For the nine months ended September 30, 2021 and 2020, Other Income (Expense) amounted to $(469,927) and $(153,544), respectively. The primary driver of reduced Other Income (Expense) is less settlement expenses for the current period.

Liquidity and Capital Resources

As of September 30, 2021, our available cash was $19,121,714. From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common stock equity investments and loans.

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

For the nine months ending September 30, 2021 our net cash flow used in operating activities was $10,445,808 and for the nine months ending September 30, 2020 the net cash flow used in operating activities was $878,516.

For the nine months ending September 30, 2021 and 2020 net cash proceeds from and (used in) investing activities were $(2,926,601) and $417,857 respectively.

For the nine months ending September 30, 2021 and 2020 net cash proceeds from financing activities were $31,299,579 and $1,583,564 respectively.

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

Business Effect of Covid-19

During 2020, the worldwide COVID-19 outbreak has resulted in muted demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. These recent developments are expected to result in lower sales and gross margins. Because of the adverse market conditions caused by the global pandemic the Company’s operations were idled in January 2020 and remained idled through March 29, 2021 at which point operations commenced. Due to ongoing world-wide supply chain effects from the COVID-19 outbreak, labor, supplies and logistics continue to be restricted or inflated in costs.

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

As of September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of September 30, 2021, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2021 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: November 15, 2021	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board (Principal Executive Officer)

