Form 10-K
period 2021-12-31
American Resources Corp
filed 2022-03-30
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)		Emerging growth company	☐

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

The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of March 30, 2022 was 65,742,185 shares.

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

Fiscal Year Ended December 31, 2021

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of American Resources Corporation for the year ended December 31, 2021 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Efforts to diversify revenue streams have led to the establishment of additional subsidiaries; American Metals LLC (AM) which is focused on the recovery and sale of recovered metal and steel and American Rare Earth LLC (ARE) which is focused on the aggregation and monetization of critical and rare earth element deposits and end of life magnets and batteries.

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

Historic Metallurgical Coal Prices		Historic CAPP Thermal Coal Prices
Year End	Hampton Road Index HCC - High	Year End	Big Sandy / Kanawha Rate District
2014	$100.35	2014	$56.00
2015	$80.25	2015	$45.55
2016	$223.00	2016	$50.65
2017	$210.00	2017	$60.90
2018	$205.34	2018	$68.12
2019	$135.00	2019	$60.30
2020	$101.00	2020	$54.35
2021	$342.00	2021	$92.50

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

Mines:

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. Mine #15 is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the stockpile to McCoy Elkhorn’s coal preparation facility. Mine #15 is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The coal from Mine #15 is stockpiled at the mine site and belted directly to the Company’s nearby coal preparation facilities. Production at Mine #15 re-commenced under Quest Energy’s ownership in September 2016. Mine #15 has the estimated capacity to produce up to approximately 40,000 tons per month of coal. The Company acquired Mine #15 as an idled mine, and since acquisition, the primary work completed at Mine #15 by the Company includes changing working sections within the underground mine, air ventilation enhancements primarily through brattice work and the use of overcasts and installing underground mining infrastructure as the mine advances due to coal extraction. In 2021, Mine #15 produced approximately 0 tons. In 2020, Mine #15 produced approximately 5,568.65 tons and sold the coal at an average price of $59.09 per ton. During 2021 and 2020, 100% and 100%, respectively, of the coal extracted from Mine #15 was high-vol “B” metallurgical coal quality, of which 100% was sold into the PCI market and 100% was sold into the metallurgical market, respectively.

The Carnegie 1 Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie 1 Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie 1 Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie 1 Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Carnegie 1. Mine has the estimated capacity to produce up to approximately 10,000 tons per month of coal. The Company acquired the Carnegie 1 Mine as an idled mine, and since acquisition, the primary work completed at the Carnegie 1 Mine by the Company includes mine rehabilitation work in preparation for production, changing working sections within the underground mine, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. In 2021, the Carnegie 1 Mine produced approximately 7,889.63 tons and sold at an average of $138.00 per ton. In 2020, the Carnegie 1 Mine produced approximately 0 tons. During 2020 100% of the coal extracted from the Carnegie 1 Mine was high-vol “B” metallurgical coal quality, of which 100% was sold into the metallurgical market.

American Carbon acquired the PointRock Mine in April 2018. On May 8, 2020, the PointRock Mine permits were released from the Company’s control upon the settlement agreement with Empire.

Beginning in January 2020 through the report date, Mine #15 and Carnegie 1 mines were idled due to the adverse market effects Covid-19 global pandemic. The Carnegie 1 mine restarted during October 2021.

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

Mines:

The Wayland Surface Mine is a surface waste-rock reprocessing mine in a variety of coal seams (primarily the Upper Elkhorn 1 coal seam) located near Wayland, Kentucky. The Wayland Surface Mine is mined via area mining through the reprocessing of previously processed coal, and the coal is trucked approximately 22 miles to the Mill Creek Preparation Plant at Deane Mining, where it is processed and sold. The Wayland Surface Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. During June 2018, production at the Wayland Surface Mine commenced under Quest Energy’s ownership. The associated permit was purchased during May 2018. Since acquisition, the primary work completed at the Wayland Surface Mine has been removing overburden to access the coal. The Wayland Surface Mine has the estimated capacity to produce up to approximately 15,000 tons per month of coal and started production in mid-2018 with nominal coal extracted and sold as thermal coal. In 2021, the Wayland Surface Mine produced approximately 0 tons. In 2020, the Wayland Surface Mine produced approximately 0 tons. During 2020, the Wayland Surface Mine was idled due to the company’s focus on the metallurgical and industrial markets.

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

Mines:

Access Energy is a deep mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Company acquired Access Energy as an idled mine, and since acquisition, the primary work completed at Access Energy by the Company includes mine rehabilitation work in preparation for production, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. Access Energy has the estimated capacity to produce up to approximately 20,000 tons per month of coal. In 2021, Access Energy produced approximately 0 tons. In 2020, Access Energy produced approximately 0 tons. During 2019, the permit related to the Access Energy mine was idled and is not expected to produce again under the Company’s control due to the continued focused on the metallurgical and industrial markets.

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

In 2021, the E4-2 mine produced approximately 79,546.75 tons and sold the coal at an average price of $83.17. During the period of ownership by the Company, 100% of the coal sold was sold as industrial stoker and PCI.

In 2020, the E4-2 mine produced approximately 1,200 tons and sold the coal at an average price of $52.30. During the period of ownership by the Company, 100% of the coal sold was sold as industrial stoker and PCI.

Beginning in January 2020, The E4-2 mine was idled due to the adverse market effects Covid-19 global pandemic.  The E4-2 Mine was restarted during March 2021.

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

Quest Processing LLC

Quest Energy’s wholly-owned subsidiary, Quest Processing, manages the assets, operations, and personnel of the certain coal processing and transportation facilities of Quest Energy’s various other subsidiaries, namely the Supreme Energy Preparation Facility (of Knott County Coal LLC), and Mill Creek Preparation Facility (of Deane Mining LLC). Quest Processing LLC was the recipient of a New Markets Tax Credit loan that allowed for the payment of certain expenses of these preparation facilities. As part of that financing transaction, Quest Energy loaned ERC Mining LLC, an entity owned by members of Quest Energy, Inc.’s management, $4,120,000 to facilitate the New Markets Tax Credit loan. ERC Mining LLC is considered a variable interest entity and is consolidated into Quest Energy’s financial statements. The credit facility obligation was fulfilled and forgiven in November 2021.

ERC Mining Indiana Corporation (the Gold Star Mine)

General:

Located primarily within Greene and Sullivan Counties, Indiana, ERC Mining Indiana Corporation (“ERC”) is currently comprised of one idled underground mine (the Gold Star Mine), one idled coal preparation plant and rail loadout. ERC sold its coal in the past as thermal coal to utilities. The Company does not plan to mine the property and purchased it for monetization of infrastructure assets and to reclaim the property which was in process during 2021.

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

Mineral and Surface Leases

Coal mining and processing involves the extraction of coal (mineral) and the use of surface property incidental to such extraction and processing. All of the mineral and surface related to the Company’s coal mining operations is leased from various mineral and surface owners (the “Leases”). The Company’s operating subsidiaries, collectively, are parties to approximately 200 various Leases and other agreements required for the Company’s coal mining and processing operations. The Leases are with a variety of Lessors, from individuals to professional land management firms such as the Roadrunner Land Company. In some instances, the Company has leases with Land Resources & Royalties LLC (LRR), a professional leasing firm that is an entity wholly owned by Wabash Enterprises, an entity owned by members of the Company’s management.

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. During the year ended December 31, 2021, coal sales came from the Company’s Perry’ E4-2 mine and McCoy’s Carnegie mine. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

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

Abandoned Mine Lands Fund

SMCRA also imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the AML Fund, which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.280 per ton for surface mined coal and $0.120 per ton for underground mined coal. These fees are currently scheduled to be in effect until December 31, 2021.

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

Although our current bonding capacity approved by our sureties, Lexon Insurance Company and Continental Heritage, is substantial and enough to cover our current and anticipated future bonding needs, this amount may increase or decrease over time. As of December 31, 2021, and 2020, we had outstanding surety bonds at all of our mining operations totaling approximately $31.28 million and $29.29 million, respectively. While we anticipate reducing the outstanding surety bonds through continued reclamation of many of our permits, that number may increase should we acquire additional mining permits, acquire additional mining operations, expand our mining operations that result in additional reclamation bonds, or if any of our sites encounters additional environmental liability that may require additional reclamation bonding. While we intend to maintain a credit profile that eliminates the need to post collateral for our surety bonds, our surety has the right to demand additional collateral at its discretion.

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

Property

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $5,726 per month in rent for the office space and the rental lease expires December 2026. On January 1, 2022, the Company entered into an expansion lease for the site. The amended lease has a ten year term and $5,869 per month rate.

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

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy Elkhorn’s Carnegie 1 Mine and Perry’s E4-1 mine and are primarily run by contract labor, and the Company’s various coal preparation facilities are run by contract labor.

The Company currently has approximately 10 direct employees. The Company is headquartered in Fishers, Indiana with four members of the Company’s executive team based at this location.

Item 1A. Risk Factors.

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $5,726 per month in rent for the office space and the rental lease expires December 2026. On January 1, 2022, the Company entered into an expansion lease for the site. The amended lease has a ten year term and $5,869 per month rate.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A Common Stock (also referred to as common stock or shares) is presently traded on the NASDAQ Capital Market under the ticker symbol AREC. Our common stock has been thinly traded since our Company’s inception. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future. The following table sets forth information as reported by the OTC Markets Group through February 14, 2019 and the Nasdaq Capital Markets for the period beginning February 15, 2019 for the high and low bid and ask prices for each of the eight quarters ending December 31, 2021 for our common stock. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2020
March 31	$1.11	$0.320
June 30	1.40	0.73
September 30	2.33	1.14
December 31	4.93	1.26
Quarters ending in 2021
March 31	$8.02	$1.08
June 30	4.20	2.59
September 30	2.64	1.75
December 31	$2.67	$1.59

(b) Holders

As of March 28, 2022, the Company had 153 Class A Common Stock shareholders of record holding 65,742,185 shares of our Class A Common Stock issued and outstanding. This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 45,384,442 Class A Common Stock. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

On January 6, 2021, the Company received a notice of deficiency related to Nasdaq’s required annual shareholder meeting standards which was cleared on April 26, 2021.

Recent Sales of Unregistered Securities.

CLASS A COMMON STOCK

During the periods ending December 31, 2021 and December 31, 2020, the Company engaged in the sale of its unregistered securities as described below. The shares of our Class A Common Stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our Class A Common Stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

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

During 2020, the Company issued 2,608,653 share of Class A Common Stock pursuant to warrant conversions.

During 2020, the Company issued 6,084,454 shares of Class A Common Stock pursuant to debt conversions.

During 2020, the Company issued 15,000 shares of Class A Common Stock pursuant to various consulting arrangements.

During 2020, the Company issued 15,000 shares of Class A Common Stock pursuant to various consulting arrangements.

During 2020, the Company issued 229,373 shares of Class A Common Stock pursuant to payable conversions.

On March 17, 2021, 425,000 of restricted common shares were sold. Gross proceeds to the Company amounted to $1,275,000.

On June 9, 2021, the Company issued 8,600,000 shares of Class A Common Stock. Net proceeds to the Company after offering expenses amounted to $27,943,000.

During 2021, the Company issued 3,826,532 share of Class A Common Stock pursuant to warrant conversions.

During 2021, the Company issued 6,242,859 shares of Class A Common Stock pursuant to debt conversions.

During 2021, the Company issued 162,000 shares of Class A Common Stock pursuant to various consulting arrangements.

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

SERIES B PREFERRED STOCK

Our certificate of incorporation authorizes our Board of Directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series B Preferred stock, par value $0.001 per share, covering up to an aggregate of 20,000,000 shares of Series B Preferred stock. The Series B Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board of Directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of December 31, 2021, and 2020, 0 shares of Series B Preferred stock are outstanding, respectively. The amount outstanding as of 2017 includes 850,000 shares of Series B Preferred stock issued to investors and 53,157 shares of Series B Preferred stock issued as part of the 8.0% annual dividend that is accrued and paid in-kind, as described below.

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

During December 2021, the Company issued 1,020,000 Employee Stock options under the current plan. The individual option awards vest over a period of 1 to 9 years.

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

Results of Operations.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020.

Revenues.

Revenues for the year ended December 31, 2021 were $7,755,306 and 2020 were $1,059,691, respectively. The primary drivers for revenue increase was additional demand for coal since Covid-19.

For the year ended 2021, tons sold to steel making end users amounted to 60,512 with a realized sales price of $75.39. For the year ended 2020, tons sold to steel making end users amounted to 6,569 with a realized sales price of $59.09.

For the year ended 2021, tons sold to industrial and specialty end users amounted to 28,333,408 with a realized sales price of $112.46. For the year ended 2020, tons sold to industrial and utility end users amounted to 1,099.98 with a realized sales price of $58.24.

Expenses.

Total Operating Expenses for the year ended December 31, 2021 were $36,088,714 and 2020 were $17,507,056, respectively. The primary driver for the increase in operating expenses was restarting production in the mines due to an increase of demand since Covid-19.

Total Other Income/(Expenses) for the period ended December 31, 2021 were $(232,994) and 2020 were $20,537, respectively.

Financial Condition.

Total Assets as of December 31, 2021 amounted to $42,872,702 and 2020 amounted to $38,415,395, respectively. The primary driver for the higher asset balance was an increase in cash from debt and equity.

Total Liabilities as of December 31, 2021 amounted to $45,218,110 and 2020 amounted to $58,420,895, respectively. The primary drivers for the decrease in liability balance was execution of convertible debt.

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

Business Effect of Covid-19.

During 2021 and 2020, the worldwide COVID-19 outbreak has resulted in muted demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. These recent developments are expected to result in lower sales and gross margins. Because of the adverse market conditions caused by the global pandemic the Company’s operations were idled in January 2020 and resumed during December 2020.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate the concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

As of December 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2021:

Due to the Company’s insufficient number of staff performing accounting and reporting functions, there is a lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews among those tasked with preparing the financial statements, resulting in the need for adjustments.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2021, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2021 that have materially affected the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following individuals serve as our executive officers and members of our board of directors as of December 31, 2021:

Name	Age	Positions

Mark C. Jensen	42	Chief Executive Officer, Chairman of the Board of Directors
Thomas M. Sauve	43	President, Director
Kirk P. Taylor	42	Chief Financial Officer
Tarlis R. Thompson	38	Chief Operating Officer
Michael Layman	30	Director
Gerardine Botte, PH.D.	50	Director
Courtenay O. Taplin	70	Director
Randal V. Stephenson	59	Director - Former
Ian Sadler	68	Director- Former

Mark C. Jensen (age 42) – Chief Executive Officer

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

Thomas M. Sauve (age 43) – President

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

Kirk Taylor, CPA (age 42) – Chief Financial Officer

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

Tarlis R. Thompson (age 38) – Chief Operating Officer

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

Michael Layman – Director

Mr. Layman is a well-established financial industry executive with a track record for driving value and growth for both private and publicly traded companies. Mr. Layman currently serves as General Partner/CEO of Emerald Shoals Targeted Opportunities Fund LP, a hybrid growth fund backed by a network of ultra-high net worth individuals seeking novel opportunities to invest in high-growth catalyst driven companies. Mr. Layman also is the chairman & managing director of LF Athens Capital, a Delaware series LLC that seeks to provide attractive investment opportunities in private and small cap public companies. Mr. Laymen also serves on the board of directors of Land Betterment Corp and Clarametyx Biosciences Inc. Prior to his current role at Emerald Shoals and LF Athens, Mr. Layman served at a large top-four brokerage house where he was co-owner of a private wealth management group where he was responsible for identifying attractive and undervalued investment opportunities. Additionally, he also aided in the development and implementation of various investment strategies based on differing types of needs from conservative to aggressive growth. Additionally, Mr. Layman previously worked for a private equity fund in New York where he established a strong network of relationships with research analysts and investment bankers at a number of Wall Street firms. Mr. Layman obtained his Bachelor of Arts degree in business from Otterbein University. The Board nominated Mr. Layman to serve as a director because of his leadership in the finance industry and assisting companies with capital raising. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

Courtenay O. Taplin – Director

Courtenay serves as Director of American Resources Corporation. He brings over 40 years of experience of sourcing and supplying iron ore, coke and metallurgical coal to the steel industry to assist American Resources with their supply chain, logistics, customers, overall corporate strategy. He has a vast knowledge of both the global and domestic marketplace where he works with both suppliers and consumers. Courtenay is currently Managing Director of Compass Point Resources, LLC which he founded in 2007. Mr. Taplin also acts as Managing Director for Clay Resources LLC, a commodities firm trading in African origin minerals and metals with sales to the world’s merchant consumers from its offices in the U. S. and Durban, South Africa. His prior experience includes Crown Coal & Coke Company and Pickands Mather & Company out of Cleveland, OH. Mr. Taplin attended Hobart College and received his degree from Case Western Reserve University. The Board nominated Courtenay to serve as a director because of his experience and relationships in the raw materials and coking sector and his experience in managing growing businesses. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. During the fiscal year ended December 31, 2021, none of our officers, directors or 10% shareholders failed to file any Section 16 report on a timely basis.

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

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(I)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Mark C. Jensen, (1) CEO	2021	250,000	-0-	-0-	643,500	-0-	-0-	-	893,500
	2020	250,000	-0-	-0-	100,000	-0-	-0-	24,187	374,187

Thomas M. Sauve, (2) President	2021	200,000	-0-	-0-	365,750	-0-	-0-	2,865	568,615
	2020	200,000	-0-	-0-	57,730	-0-	-0-	29,197	286,927

Kirk P. Taylor, (3) CFO	2021	200,000	-0-	-0-	143,000	-0-	-0-	4,973	347,973
	2020	200,000	-0-	-0-	57,730	-0-	-0-	25,836	181,467

Tarlis R Thompson, (4) COO	2021	175,000	-0-	-0-	266,000	-0-	-0-	-0-	441,000
	2020	175,000	-0-	-0-	435,000	-0-	-0-	-0-	610,000

_____________

(1)

During 2017 salary in the amount of $32,000 was accrued and unpaid during 2017 and 2018. During 2019, $15,550 was repaid leaving an unpaid balance of $16,450. On January 2, 2018, the Company entered into an employment agreement with Mr. Jensen, at an annual salary rate of $156,000 which expired on December 31, 2019. On October 1, 2020, the Company entered into an employment agreement with Mr. Jensen increasing base pay to $250,000 and carrying certain performance bonuses which would be awarded by the board of directors. 60,976 options were issued under the new contract and vest immediately. 25,000 Options issued on January 28, 2021 and 450,000 Options were issued on December 13, 2021.  $643,500 represents Black-Scholes Option Pricing Model.  No bonus was awarded during 2020 and 2021. During 2020, other compensation totaling $24,187 included $16,450 of retroactive pay.

(2)

During 2017 salary in the amount of $32,000 was accrued and unpaid during 2017 and 2018. During 2019, $12,672 was repaid leaving an unpaid balance of $19,328. On January 2, 2018, the Company entered into an employment agreement with Mr. Sauve, at an annual salary rate of $156,000, which expired on December 31, 2019. On October 1, 2020, the Company entered into an employment agreement with Mr. Sauve increasing base pay to $200,000 and carrying certain performance bonuses which would be awarded by the board of directors.49,342 options were issued under the new contract and vest immediately. 25,000 Options issued on January 28, 2021 and 275,000 Options were issued on December 13, 2021.  $365,750 represents Black-Scholes Option Pricing Model.  No bonus was awarded during 2020 and 2021. During 2021, other compensation included $2,865 health insurance reimbursement. During 2020, other compensation totaling $29,197 included $3,051 health insurance reimbursement and $19,328 of retroactive pay.

(3)

During 2017 salary in the amount of $21,487 was accrued and unpaid during 2017 and 2018. During 2019, $13,109 was repaid leaving an unpaid balance of $8,378. On January 2, 2018, the Company entered into an employment agreement with Mr. Taylor, at an annual rate of $156,000, which expired on December 31, 2019. On October 1, 2020, the Company entered into an employment agreement with Mr. Taylor increasing base pay to $200,000 and carrying certain performance bonuses which would be awarded by the board of directors. 49,342 options were issued under the new contract and vest immediately. 25,000 Options issued on January 28, 2021 and 100,000 Options were issued on December 13, 2021.  $143,000 represents Black-Scholes Option Pricing Model.  No bonus was awarded during 2020 and 2021. During 2021, other compensation totaling included $4,973 health insurance reimbursement. During 2020, other compensation totaling $25,836 included $13,639.60 health insurance reimbursement and $8,378 of retroactive pay.

(4)

There is no employment agreement in place for Mr. Thompson. In 2019, Mr. Thompson was awarded 75,000 options as part of the company’s 2018 stock option plan. The options to Mr. Thompson vest equally over the course of three years, and as of December 31, 2019, one third of the options have vested. In 2020, Mr. Thompson was awarded 500,000 options which vest over 7 years200,000 Options were issued on December 13, 2021.  $266,000 represents Black-Scholes Option Pricing Model.

Director Compensation

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and principal position		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mark C. Jensen (1)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	41,000	-0-	-0-	-0-	41,000

Thomas M. Sauve (2)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	41,000	-0-	-0-	-0-	41,000

Randal V. Stephenson (Former) (3)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	41,000	-0-	-0-	13,640	64,640

Ian Sadler (Former) (4)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Courtenay O. Taplin (5)	2021	-0-	-0-	199,500	-0-	-0-	-0-	199,500
	2020	-0-	-0-	161,450	-0-	-0-	-0-	161,450

Michael Layman (6)	2021	-0-	-0-	332,500	-0-	-0-	-0-	332,500
	2020	-0-	-0-	93,500	-0-	-0-	-0-	93,500

Dr. Gerardine Botte	2021	-0-	-0-	266,000	-0-	-0-	-0-	266,000
	2020	-0-	-0-	41,000	-0-	-0-	-0-	41,000

___________

(1)

For services rendered on the board of directors, Mr. Jensen was issued 25,000 options which vest immediately on October 1, 2020. The Option Award to Directors in Column (d) of $41,000 represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.  During 2021, 300,000 of options were issued to Mr. Jensen for his service on the board and as serving as chairman.  The value of the options have been included in the officer compensation table.

(2)

For services rendered on the board of directors, Mr. Sauve was issued 25,000 options which vest immediately on October 1, 2020. The Option Award to Directors in Column (d) of $41,000 represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.  During 2021, 150,000 of options were issued to Mr. Sauve for his service on the board.  The value of the options have been included in the officer compensation table.

(3)

Mr. Stephenson was appointed as a director on November 15, 2018. In 2018, Mr. Stephenson was awarded 15,000 options for services rendered as a director. The options to Mr. Stephenson vest equally over the course of three years. In 2020, Mr. Stephenson was awarded 25,000 options which vest immediately. The Option Award to Directors in Column (d) of $161,450 represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder. Other Compensation includes $0 and 13,640 of health insurance premiums paid by the Company for 2021 and 2020, respectively.

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

(5)

Mr. Taplin was appointed as a director on November 15, 2018. In 2018, Mr. Taplin was awarded 15,000 options for services rendered as a director. The options to Mr. Taplin vest equally over the course of three years. In 2020, Mr. Taplin was awarded 25,000 options which vest immediately. The Option Award to Directors in Column (d) of $161,450 represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.    During 2021, 150,000 options were issued to Mr. Taplin for his service on the board.

(6)

Mr. Layman was appointed as a director on July 16, 2020. In 2020, Mr. Layman was awarded 75,000 options for services rendered as a director. The options to Mr. Layman immediately. The Option Award to Directors in Column (d) of $93,500 represents the amortized book value of warrants valued using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.  During 2021, 250,000 options were issued to Mr. Layman for his service on the board and as chairs of the Audit Committee and Compensation Committee.

(7)

Dr. Botte was appointed as a director on November 23, 2020. Ms. Botte was awarded 25,000 options for her services on the board. The options vest immediately. The Option Award to Directors in Column (d) of $41,000 represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder. During 2021, 200,000 options were issued to Dr. Botte for her service on the board.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Employment Agreements

Except for our Chief Operating Officer, we have employment agreements with the Named Executive Officers that provide for the base salaries and a discretionary annual performance bonus of up to three times their annual base salary, plus potential participation in the Company’s Employee Incentive Stock Option Plan. The payment of such bonus and/or incentive stock options shall be in the sole discretion of the Company’s Board of Directors. The in-place contracts we effective beginning January 1, 2022 and expires December 31, 2022.

Outstanding Equity Awards

The following equity awards, including, options, restricted stock or other equity incentives from the Company to current officers are as follows:

- Chief Executive Officer:

•	November 23, 2020 to purchase up to 85,976 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•	December 13, 2021 to purchase up to 450,000 shares of our Company at $1.74 per share. Those options vest over 9 years.

- President:

•	November 23, 2020 to purchase up to 70,732 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•	December 13, 2021 to purchase up to 275,000 shares of our Company at $1.74 per share. Those options vest over 7 years.

- Chief Financial Officer:

•	November 23, 2020 to purchase up to 45,732 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•	December 13, 2021 to purchase up to 100,000 shares of our Company at $1.74 per share. Those options vest over 7 years.

- Chief Operating Officer, who was issued options under our Employee Incentive Stock Option Plan on

•	June 18, 2020 to purchase up to 500,000 shares of our Company at $1.13 per share
•	June 5, 2019 to purchase up to 75,000 shares of our Company at $2.63 per share
•	September 12, 2018 to purchase up to 136,830 shares of our Company at $1.00 per share. Those options vest equally over the course of three years.
•	December 13, 2021 to purchase up to 200,000 shares of our Company at $1.74 per share. Those options vest over 7 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2021, the number of shares of our Class A Common Stock and Series A Convertible Preferred Stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock and our Convertible Preferred Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days under any contract, option or warrant. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise specified, the address of each beneficial owner listed in the tables is c/o American Resources Corporation, 12115 Visionary Way, Fishers, IN 46038.

Name and Address of Shareholder	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned

Golden Properties, Ltd. (2) (3)	6,167,965	9.99%

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

(2)

Based on 61,741,391 shares of Common Stock deemed to be outstanding as if one or more warrants were exercised up to the maximum amount of 9.99% (or 6,167,965 shares) of the issued and outstanding number of shares at December 31, 2021. This percentage has been rounded for convenience;

(3)

Golden Properties, Ltd. is the owner of several Company common stock warrants for the purchase of shares of our Common Stock, which warrants are exercisable at such company’s discretion, subject to the following limitation on amount. The warrant agreements provide that at no time may Golden Properties, Ltd. or its affiliates exercise any warrant that would result in their ownership of more than 9.99% of the issued and outstanding shares of our Common Stock on the date of exercise. Additionally, as of December 31, 2021 Alexander Lau, who is a principal of Golden Properties and a beneficial owner through Golden Properties and a beneficial owner through TAU Holdings LTD., is believed to be a holder of 199,373 Class A Common shares. Accordingly, Golden Properties, Ltd. is presently deemed the beneficial owner of 6,167,965 shares of our Common Stock pursuant to Securities and Exchange Commission Rule 13d-3, promulgated under the Securities Exchange Act of 1934. The full number of shares that Golden Properties’ beneficially owns (including all shares underlying all the warrants owned by Golden Properties and excluding those Class A Common shares owned by Alexander Lau and TAU Holdings as stated above) is 5,968,592 shares.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned (4)	Percent of Series A Preferred Stock Owned (5)	Common Stock Beneficially Owned (4)	Percent of Common Stock Beneficially Owned (6)

Officers and Directors

Mark C. Jensen, (7) Chief Executive Officer, Director	-	0%	5,237,160	8.48%

Thomas M. Sauve, (8) President, Director	-	0%	4,455,646	7.22%

Kirk P. Taylor, Chief Financial Officer	-	0%	1,620,383	2.54%

Tarlis R. Thompson, Chief Operating Officer	-	0%	163,170	0.26%

All Directors and Officers as a Group (4 persons)	-	0%	11,476,359	18.50%

5% Holders

All Directors, Officers and 5% Holders as a Group (5 persons)	-	0%	11,476,359	18.50%

____________

(4)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 31, 2021, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(5)	Based on 0 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2021;

(6)	Based on 61,741,391 Class A Common Stock outstanding as of December 31, 2021. These percentages have been rounded for convenience;

(7)	Mr. Jensen beneficially owns 92,264 shares of our Class A Common Stock through his equity ownership in T Squared Capital LLC, which shares are included in the table above.

(8)	Mr. Sauve beneficially owns 61,509 shares of our Class A Common Stock through his equity ownership in T Squared Capital LLC, which shares are included in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable. The balance of the note was $74,000 as of December 31, 2021 and 2020 respectively.

On April 30, 2017, the Company purchased $250,000 of secured debt that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the notes. The first note in the amount of $150,000 is dated March 13, 2013, carries an interest rate of 12% and was due on September 13, 2015. The second note in the amount of $100,000 is dated July 17, 2013, carries an interest rate of 12% and was due January 17, 2016. Both notes are in default and have been fully impaired due to collectability uncertainty as of December 31, 2021 and 2020, respectively.

The Company, through its subsidiaries, leases property and mineral from a related entity, LRR. During the year ended December 31, 2021 and 2020, the Company incurred royalty expense in the amount of $232,208 and $330,060.29 to a related entity formally consolidated as a variable interest entity. As of December 31, 2021, and 2020, the Company owed the related entity a total of $679,146 and $737,981 for unpaid royalties and advances, respectively. From inception, October 24, 2016, through June 30, 2018, the accounts of LRR were consolidated with the company as a variable interest entity. Due to its ongoing review, on July 1, 2018 management determined that LRR no longer met the requirements of consolidation and the accounts were deconsolidated.

On October 13, 2020, the company paid $110,828.89 to settle past sales commission invoices. The sales broker is 50% owned by one of our directors.

On June 30, 2020 and on October 20, 2020, an investment fund controlled by one of our directors made investments in the Company’s convertible debt offering for a total of $1,250,000 as of December 31, 2021.

On November 23, 2020, American Rare Earth, entered into an operating agreement with one of our directors to form Advanced Carbon Materials, LLC ACM. The agreement calls for the company to fund the ACM in the amount of $4,000 monthly for the purpose of procuring licenses to further advance the technologies in advanced carbon uses. As of December 31, 2021, no transaction between the companies had been made.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. During 2020, the amount incurred under the agreement amounted to $1,547,671 and the amount paid amounted to $1,547,671. As of December 31, 2021, the amount due under the agreement amounted to $355,899.

On June 11, 2020 the Company purchased $1,494,570 of secured debt including accrued interest that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the four notes. The first note in the amount of $75,000 is dated June 28, 2013, carries an interest rate of 12% and was due on June 28, 2015. The second note in the amount of $150,000 is dated June 28, 2013, carries an interest rate of 12% and was due June 28, 2015. The third note in the amount of $199,500 is dated March 18, 2014, carries an interest rate of 4% and was due on March 18, 2016. The fourth note in the amount of $465,500 is dated March 18, 2014, carries an interest rate of 4% and was due on March 18, 2016. The notes are in default and have been fully impaired due to collectability uncertainty.

On January 1, 2021, the Company purchased $250,000 of secured debt including accrued interest that has been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the note. The note is in default and has been fully impaired due to collectability uncertainty.

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

Item 14. Principal Accounting Fees and Services.

B.F. Borgers CPA, PC (PCAOB ID: 5041), services as the Company’s independent registered public accounting firm.

The following is a summary of fees paid or to be paid to Malone Bailey LLP, and B.F. Borgers CPA, PC, for services rendered for the years ended December 31, 2021 and 2020.

	2021	2020
Audit fees – BF Borgers, PC	$200,000	$180,000
Audit related fees – BF Borgers, PC	10,000	10,000
Audit related fees – Malone Bailey LLP	-	35,500
Tax fees	-	-
All other fees	-	-

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not preapprove all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a goingforward basis, the audit committee has and will preapprove all auditing services and permitted nonaudit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for nonaudit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	March 30, 2022
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	March 30, 2022
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	March 30, 2022
Kirk P. Taylor

/s/ Thomas M. Sauve	Director, President	March 30, 2022
Thomas M. Sauve

/s/ Michael Layman	Director	March 30, 2022
Michael Layman

/s/ Gerardine Botte	Director	March 30, 2022
Gerardine Botte, PHD

/s/ Courtenay O. Taplin	Director	March 30, 2022
Courtenay O. Taplin

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

AMERICAN RESOURCES CORPORATION

53

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Resources Corporation as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

March 30, 2022

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS

Current assets
Cash	$11,492,702	$10,617,495
Receivables	3,175,636	38,650
Inventory	-	150,504
Prepaid fees and deposits	624,605	175,000
Receivables - other	-	234,240
Advances to related party	5,000	-
Total current assets	15,297,943	11,215,889

Cash - restricted	1,095,411	583,708
Property and equipment, net	22,903,154	22,498,659
Long-term right of use assets, net	726,194	-
Investment in llc- related party	2,500,000	-
Notes receivables	350,000	4,117,139

Total assets	$42,872,702	$38,415,395

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade payables	$3,245,566	$4,288,794
Non-trade payables	1,950,567	3,850,781
Accounts payable - related party	3,932,716	679,146
Accrued interest	1,325,286	1,043,519
Due to affiliate	74,000	74,000
Current portion of long term debt	5,283,647	10,997,692
Current portion of convertible debt (net of unamortized discount of $18,106 and $827,573)	571,618	-
Current portion of lease liabilities, net	151,806
Total current liabilities	16,535,206	20,933,932

Notes payable (net of issuance costs of $0 and $405,667)	548,477	5,330,752
Convertible note payables (net of unamortized discount of $22,549 and $0)	8,620,412	14,300,907
Remediation liability	18,951,587	17,855,304
Lease liabilities, net	548,477	-

Total liabilities	45,128,110	58,420,895

Stockholders' deficit
Common stock: $0.0001 par value; 230,000,000 shares authorized, 65,084,992 and 42,972,762 shares issued and outstanding	6,508	4,296
Additional paid in capital	163,441,655	113,279,452
Accumulated deficit	(165,793,571)	(133,289,248)
Total stockholders' deficit	(2,345,408)	(20,005,500)

Total liabilities and stockholders' deficit	$42,872,702	$38,415,395

  The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2021	2020
Revenue
Coal sales	$7,518,792	$524,334
Metal recovery and sales	159,599	535,357
Royalty income	76,915	-
Total revenue	7,755,306	1,059,691

Cost of coal sales and processing	(7,088,951)	(3,749,519)
Accretion	(1,096,283)	(1,287,496)
Gain on purchase and disposal of asset, respectively	-	-
Depreciation	(1,980,026)	(2,298,703)
Amortization of mining rights	(1,246,740)	(1,251,357)
General and administrative	(3,884,464)	(2,486,799)
Professional fees	(1,387,430)	(1,076,548)
Production taxes and royalties	(1,306,150)	(1,357,749)
Development	(18,098,670)	(3,998,885)
Total expenses from operations	(36,088,714)	(17,507,056)

Net loss from operations	(28,333,408)	(16,447,365)

Other income and (expense)	(232,994)	20,537
Gain on interest forgiven	-	832,500
Gain on depreciation recapture	-	1,706,569
Gain on sale of stock	-	6,820,949
Amortization of debt discount and debt issuance costs	(8,637)	(11,516)
Interest income	230,529	205,857
Interest expense	(4,159,813)	(3,383,294)

Net loss attributable to American Resources Corporation shareholders	$(32,504,323)	$(10,255,763)

Net loss per share - basic and diluted	(0.59)	$(0.35)

Weighted average shares outstanding	55,222,768	29,359,993

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT

DECEMBER 31, 2021

	American Resources
	Common stock		Preferred series A		Preferred series C
	Par value shares	0.0001 Amount	Par value shares	0.0001 Amount	Par value shares	0.0001 Amount	Additional paid in capital	Accumulated deficit	Total
Balance December 31, 2019	27,410,512	$2,740	$-	$-	$-	$-	$90,326,104	$(123,033,485)	$(32,704,641)

Issuance of common stock for cash	5,200,000	520	-	-	-	-	12,034,480	-	12,035,000
Issuance of common stock for debt conversions	9,461,683	946	-	-	-	-	8,622,291	-	8,623,237
Issuance of common stock for consulting services	65,303	6	-	-	-	-	92,793	-	92,799
Issuance of common stock for warrant exercises	2,145,264	215	-	-	-	-	2,270,714	-	2,270,929
Issuance of common stock for account payable conversions	90,000	9	-	-	-	-	217,767	-	217,776
Issuance of common stock for note settlement	600,000	60	-	-	-	-	642,000	-	642,060
Return of common stock for asset sale	(2,000,000)	(200)	-	-	-	-	(1,840,000)	-	(1,840,200)
Issuance of warrants in conjunction with convertible notes	-	-	-	-	-	-	1,595,071	-	1,595,071
Stock compensation - options	-	-	-	-	-	-	345,077	-	345,077
Amortization of debt discount	-	-	-	-	-	-	(1,026,845)	-	(1,026,845)
Net loss	-	-	-	-	-	-	-	(10,255,763)	(10,255,763)

Balance December 31, 2020	42,972,762	$4,296	$-	$-	$-	$-	$113,279,452	$(133,289,248)	$(20,005,500)

Shares issued in connection with registered offering	9,025,000	903	-	-	-	-	29,217,061	-	29,217,964
Shares issued in connection with warrant and option conversions	2,813,707	281	-	-	-	-	2,667,647	-	2,667,928
Shares issued in connection with debt and payable conversions	10,263,523	1,027	-	-	-	-	16,728,041	-	16,729,068
Shares issued for services	10,000	1	-	-	-	-	9,999	-	10,000
Amortization of debt discount	-	-	-	-	-	-	(580,195)	-	(580,195)
Stock compensation - options	-	-	-	-	-	-	1,093,603	-	1,093,603
Assumption of membership interest	-	-	-	-	-	-	1,026,047	-	1,026,047
Net loss	-	-	-	-	-	-	-	(32,504,323)	(32,504,323)

Balance December 31, 2021	65,084,992	$6,508	$-	$-	$-	$-	$163,441,655	$(165,793,571)	$(2,345,408)

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2021	2020
Cash Flows from Operating activities:
Net loss	$(32,504,323)	$(10,255,762)
Adjustments to reconcile net income loss) to net cash
Depreciation expense	1,980,026	1,855,236
Amortization of mining rights	1,246,740	939,672
Accretion expense	1,096,283	1,287,496
Accretion of Right to Use Assets	(11,960)	-
Amortization of debt discount	(571,559)	-
Option Expense	1,093,603	230,050
Net Discount	206,724	-
Discount Amortization Conver	580,195	-
Liabilities reduced due to sale of assets	-	(3,271,974)
Issuance of common shares for services	10,000	18,800
Loan forgiveness - NMTC	397,030	-
Issuance of warrants in conjunction with convertible notes	-	1,223,700
Loss on settlement of accounts payable with common shares	-	642,060
Return of common shares for property sale	-	(1,840,200)

Change in current assets and liabilities:
Accounts receivable	(2,907,746)	2,386,255
Inventory	150,504	365,126
Prepaid expenses and other current assets	(449,605)	(175,000)
Accounts payable	(2,943,442)	(4,301,976)
Accrued interest	281,767	(1,826,244)
Funds held for others
Accounts payable related party- Due to Affiliates	3,253,570	(97,649)
Cash used in operating activities	(29,092,193)	(13,847,255)

Cash Flows from Investing activities:
Cash received (paid) for PPE, net	(3,068,943)	417,857
Cash invested in note receivable	(350,000)	-
Investment in LLCs	(2,500,000)
Cash provided by investing activities	(5,918,943)	417,857

Cash Flows from Financing activities:
Principal payments on long term debt	(672,424)	(1,103,191)
Sale of Common Stock for Cash	29,217,964	12,832,475
Cash received from warrant and option conversions	2,667,928
Proceeds from convertible note	600,000	14,411,949
Convertible Note Conversions	8,556,084	-
Capitalized Interest	1,677,192	-
Issuance of common shares for debt settlement	(5,648,698)	-
Proceeds from long term debt (net of issuance costs $0 and $0)	-	28,000
Net (payments) proceeds from factoring agreement	-	(1,807,443)
Cash provided by financing activities	36,398,046	24,361,790

Increase (decrease) in cash	1,386,910	10,932,392
Cash, beginning of year	11,201,203	268,811
Cash, end of year	$12,588,113	$11,201,203

Supplemental Information
Cash paid for interest	$708,076	$327,239

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

On January 5, 2017, ACC entered into a share exchange agreement with NGFC Equities, Inc (NGFC). Under the agreement, the shareholders of ACC exchanged 100% of its common stock to NGFC for 4,817,792 newly created Series A Preferred shares that is convertible into approximately 95% of outstanding common stock of NGFC. The previous NGFC shareholders retained 845,377 common shares as part of the agreement. The conditions to the agreement were fully satisfied on February 7, 2017, at which time the Company took full control of NGFC. NGFC has been renamed to American Resources Corporation ARC. The transaction was accounted for as a recapitalization. ACC was the accounting acquirer and ARC will continue the business operations of ACC, therefore, the historical financial statements presented are those of ACC and its subsidiaries. The equity and share information reflect the results of the recapitalization. On May 15, 2017, ARC initiated a one-for-thirty reverse stock split. The financial statements have been retrospectively restated to give effect to this split.

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

The company is the primary beneficiary of Advanced Carbon Materials LLC (ACM), which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of ACM have been included in the accompanying consolidated financial statements. The company is a 49.9% owner in ACM and has control of 90% of the cash flow which led to the determination of the company as the primary beneficiary. As of December 31, 2021, ACM had no assets, liabilities or operations.

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

On September 25, 2019, Perry County Resources LLC (PCR) was formed as a wholly owned subsidiary of ACC.

On June 8, 2020, American Rare Earth LLC was created as a wholly owned subsidiary of ARC for the purpose of developing and monetizing rare earth mineral deposits.

On June 28, 2020, American Metals LLC was created as a wholly owned subsidiary of ARC for the purpose of aggregating, processing and selling recovered steel and metals.

During January 2021, the Company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting. (Note 5)

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of September 30, 2021, AOVII has had no operational activity. (Note 5)

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. (Note 5)

Asset Acquisitions:

On February 12, 2019, through a share exchange, ARC merged with Empire Kentucky Land, Inc, its wholly-owned subsidiary Colonial Coal Company, Inc. and purchased assets consisting of surface and mineral ownership and other related agreements of Empire Coal Holdings, LLC in exchange for a cash payment of $500,000 which was carried as a seller note until paid on February 21, 2019, a seller note of $2,000,000 payable in the form of a royalty from production off of the property and 2,000,000 common shares of ARC’s stock valued at $24,400,000. The note is currently in default as a result of non-payment at the earlier of i) completion of the securities offering and ii) August 20, 2019 (Maturity date). The default interest rate is 5%. American Resources Corporation has received a Breach of Promissory Notes from Empire Kentucky Land, Inc. The amount being sought is $2,000,000 as well as additional fees and charges. The acquired assets have an anticipated life of 25 years. Capitalized mining rights will be amortized based on productive activities over the anticipated life of 25 years. Amortization expense for this asset for the year ended December 31, 2021 and 2020 amounted to $0 and $0, respectively. The assets will be measured for impairment when an event occurs that questions the realization of the recorded value. On May 8, 2020, the company sold Empire Kentucky Land, Inc. and its wholly-owned subsidiary Colonial Coal Company, Inc back to the seller under a Settlement, Rescission and Mutual Release Agreement. Under the agreement, the shares of Empire and the underlying property is sold to the seller for the consideration of the cancelation of $2,000,000 in seller financing and for 2,000,000 shares of the Company’s common shares. As such, the assets have been written down to $0 as of December 31, 2019 resulting in an impairment loss of $25,968,667. On May 8, 2020, the Company entered into a Settlement, Rescission and Mutual Release Agreement with the parties of the Empire acquisition. The agreement provides for the property of Empire to transfer back to the former parties for the return of 2,000,000 common shares of the Company and extinguishment $2,000,000 seller financing note. Additionally, permits and bonding liability associated with the Point Rock Mine were also transferred back to the original permit holders for the consideration of them assuming the reclamation liability. The transaction resulted in a gain on sale of $6,820,949 for the year ended December 31, 2020.

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

The assets acquired do not represent a business as defined in FASB AS 805-10-20 due to their classification as a single asset. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the liabilities assumed and a cash payment of $1, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair value. Because the transaction closed near the end of the reporting quarter the values assigned were provisional as of December 31, 2020 while the company continues to gather information, including evaluations of mining permits, discovery of assumed unsecured payables and timing and extent of end of mine life cost. As of September 30, 2020, the values assigned were deemed final.

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

Restricted cash: As part of the Kentucky New Markets Development Program an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2021. The balance as of December 31, 2021 and December 31, 2020 was $8,818 and $19,138, respectively.

During the 2020 the Company established a reclamation bonding collateral fund. The balance of the restricted cash being held totaled $355,770 and $217,500 as of December 31, 2021 and 2020, respectively.

During 2020, the Company established an escrow account for certain assumed liabilities in the PCR acquisition. The balance as of December 31, 2021 and 2020 includes in the amount of $0 and $347,070, respectively, to pay for assumed liabilities in the PCR asset acquisition.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the year ended December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
Cash	$11,492,702	$10,617,495
Restricted Cash	1,095,411	583,708
Total cash and restricted cash presented in the consolidated statement of cash flows	$12,588,113	$11,201,203

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

There was no impairment loss recognized during the period ending December 31, 2021.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During 2021 and 2020, $0 and $0 were incurred for gain loss on settlement on ARO.

The table below reflects the changes to our ARO:

	2021	2020
Beginning Balance	$17,855,304	$19,839,782
Accretion	1,096,283	1,287,496
Pointrock Sale	-	(2,910,749)
PCR Sale	-	(361,225)

Ending Balance	$18,951,587	$17,855,304

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

Customer Concentration and Disaggregation of Revenue: As of December 31, 2021, and 2020 75.3% and 49.5% of revenue came from two coal customers and three coal customers, respectively. During December 31, 2021, 95.1% of revenue came from two metal recovery customers. As of December 31, 2021, and 2020, 79.5% and 100% of outstanding accounts receivable came from two and zero customers, respectively.

For the year ended December 31, 2021 and 2020, 100% and 100% of generated from sales to the steel and industrial industry, respectively. For the year ended December 31, 2021 and 2020, 0% and 0% of generated from sales to the utility industry, respectively.

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

The Company leases certain office and facility space under noncancelable operating leases, typically with initial terms of 1 to 10 years. Right to use assets recorded on the balance sheet as of December 31, 2021, associated with these leases amounted to $726,194. Right to use liabilities recorded on the balance sheet as of December 31, 2021, associated with these leases amounted to $714,234.

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

Loan Issuance Costs and Discounts are amortized using the effective interest method. Amortization expense amounted to $8,637 and $11,516 as of December 31, 2021 and 2020, respectively. Amortization expense for the next five years is expected to be approximately $0, annually.

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

Allowance for trade receivables as of December 31, 2021 and 2020 amounted to $0 and $0, respectively. Allowance for other accounts receivables as of December 31, 2021 and 2020 amounted to $0 and $0, respectively.

Allowance for trade receivables as of December 31, 2021 and 2020 amounted to $0, for both years. Allowance for other accounts receivables, including note receivables as of December 31, 2021 and 2020 amounted to $1,744,570 and $1,494,570, respectively. The allowance related to the purchase of a note receivable from a third party. The note receivable has collateral in certain mining permits which are strategic to KCC. Timing of payment on the note is uncertain resulting a full allowance for the note.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of December 31, 2021 and 2020.

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

For the years ended December 31, 2021 and 2020, the Company had 10,213,764 and 8,401,221 outstanding stock warrants, respectively. For the years ended December 31, 2021 and 2020, the Company had 4,209,269 and 2,159,269 outstanding stock options, respectively. For the years ended December 31, 2021 and 2020, the Company had 0 and 0 shares of Series A Preferred Stock, respectively, that has the ability to convert at any time into 0 and 0 shares of common stock, respectively. For the years ended December 31, 2021 and 2020, the Company had 0 and 0 shares of Series B Preferred Stock, respectively, that has the ability to convert at any time into 0 and 0 shares of common stock, respectively. For the years ended December 31, 2021 and 2020, the Company had 4,209,269 and 2,159,269 restrictive stock awards, restricted stock units, or performance-based awards.

Reclassifications: Reclassifications have been made to conform with current year presentation.

New Accounting Pronouncements: Management has determined that the impact of the following recent FASB pronouncements will not have a material impact on the financial statements.

ASU 2020-10, Codification Improvements, effective for years beginning after December 15, 2020.

ASU 2020-09, Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, effective for years beginning after December 31, 2021.

ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable and other Costs, effective for years beginning after December 15, 2020.

ASU 2020-06, Debt – Debt with Conversion and Other Options, effective for years beginning after December 15, 2021. Management is still evaluating the effects of this pronouncement ahead of its effective date.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2021 and 2020, property and equipment were comprised of the following:

	2021	2020
Processing and rail facility	$11,591,274	$11,591,273
Underground equipment	9,687,667	6,838,417
Surface equipment	3,201,464	2,527,576
Mine development	561,575	561,575
Coal refuse storage	12,134,192	12,134,192
Rare Earth Processing	96,107	-
Construction in Progress	12,015	-
Land	1,572,435	1,572,435
Less: Accumulated depreciation	(15,953,575)	(12,726,809)

Total Property and Equipment, Net	$22,903,154	$22,498,659

Depreciation expense amounted to $1,980,026 and $2,298,703 for the years of December 31, 2021 and 2020, respectively. Amortization of mining rights amounted to $1,246,740 and $1,251,357 for the years of December 31, 2021 and 2020, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mine Development	5-10 years
Coal Refuse Storage	10 years

NOTE 3 – RIGHT OF USE ASSETS

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $5,726 per month in rent for the office space and the rental lease expires December 2026. On January 1, 2022, the Company entered into an expansion lease for the site. The amended lease has a ten-year term and $5,869 per month rate.

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

At December 31, 2021. right of use assets and liabilities were comprised of the following:

	Asset	Liability
Principal Office Lease	$471,321	$465,501
Kite Kentucky Lease	83,075	82,003
Rare Earth Commercial Land Lease	101,799	106,005
Rare Earth Commercial Purification Facility Lease	69,888	67,054
Totals	$742,702	$736,678

Current	-	151,806
Long-term	743,702	562,428

NOTE 4 - NOTES PAYABLE

During the year ended December 31, 2021 and 2020, principal payments on long term debt totaled $562,318 and $2,586,981, respectively. During the year ended December 31, 2021 and 2020, new debt issuances totaled $562,318 and $5,066,129, respectively. During the year ended December 31, 2021 and 2020, net (payments) and proceeds from our factoring agreements totaled $0 and $(1,807,443), respectively.

During the year ended December 31, 2021 and 2020, discounts on debt issued amounted to $0 and $134,296, respectively related to the Sales financing arrangement discussed below and the note payable discussed further in note 3. During 2021 and 2020, $8,637 and $11,516 was amortized into expense with $0 and $405,667 remaining as unamortized discount, respectively.

Short-term and Long-term debt consisted of the following at December 31, 2021 and 2020:

	2021	2020

Equipment Loans - ACC

Note payable to an unrelated company in monthly installments of $1,468, With interest at 6.95%, through maturity in March 2021, when the note is due in full. The note is secured by equipment and a personal guarantee by an officer of the Company.	6,106	22,720
On October 19, 2017, ACC entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $90,400. The agreement calls for monthly payments until maturity of October 19, 2019 and interest of 9.95%. The note is secured by the equipment purchased.	-	136
On October 20, 2017, ACC entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $50,250. The agreement calls for monthly payments until maturity of October 20, 2019 and interest of 10.60%. The note is secured by the equipment purchased.	-	5,166
On December 7, 2017, ACC entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $56,900. The agreement calls for an interest rate of 8.522%, monthly payments until maturity of January 7, 2021. The note is secured by the equipment purchased.	11,082	32,596
On January 25, 2018, ACC entered into an equipment loan agreement with an unrelated party in the amount of $346,660. The agreement calls for monthly payments of $11,360 until maturity date of December 24, 2020 and carries an interest rate of 9%. The loan is secured by the underlying surface equipment purchased by the loan. Loan proceeds were used directly to purchase equipment.	141,689	169,749
On May 9, 2018, ACC entered into a loan agreement with an unrelated party in the amount of $1,000,000 with a maturity date of September 24, 2018 with monthly payments of $250,000 due beginning June 15, 2018. The note is secured by the assets and equity of the company and carries an interest rate of 0%. Proceeds of the note were split between receipt of $575,000 cash and $425,000 payment for new equipment. No payments have been made on the note which is in default. The note is secured by the equipment purchased by the note and a personal guarantee of an officer.	1,000,000	1,000,000

ARC Corporate Loan

On April 23, 2020, the Company received loan proceeds in the amount of approximately $2,649,800 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period. On January 26, 2022, the Company received forgiveness of $1,521,304 of principal.

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

	-	454,417

Equipment Loans – ERC

Equipment lease payable to an unrelated company in 48 equal payments of $771 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc.	-	9,902

Equipment lease payable to an unrelated company in 48 equal payments of $3,304 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc.	-	62,722

Equipment Loans - McCoy

On May 2, 2017, ACC entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $250,000 which carries 0% interest. Full payment was due September 12, 2017, and the note is in default. The note is secured by the equipment purchased with the note.	-	73,500

On June 12, 2017, ACC entered into an equipment purchase Agreement, which carried interest at 0% with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $22,500. Full payment was due September 12, 2017, and the note is in default. The note is secured by the equipment purchased with the note.	-	22,500

On September 25, 2017, ACC entered into an equipment purchase Agreement, which carries 0% interest with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $350,000. The agreement provided for $20,000 monthly payments until the balance is paid in full. The note matures on September 25, 2019, and the note is in default. The note is secured by the equipment purchased with the note.	181,736	187,041

Accounts Receivable Factoring Agreement Factoring Arrangements

On December 19, 2019, the Company entered into a factoring arrange with an unrelated party. The arrangement is separated into two components. The first component is a promissory note in the amount of $1,189,223 with interest equaling 1.61% and a due date of December 31, 2021. The principal will be repaid out of future sales and the note is secured by certain fixed assets of PCR. The second component is advance of customer invoices totaling 2,200,486. The advances bear interest at 7% plus a $1 per ton fee and were re-paid in January 2020, from customer receipts.	-	1,274,034

A customer of the Company advanced $550,000 for inventory. The advance is unsecured and bears no interest and will be recouped by future sales to the customer. The note is due on demand and has been repaid subsequent to year end.	-	187,914

Kentucky New Markets Development Program

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5.	-	4,117,139

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5.	-	1,026,047

Less: Debt Discounts and Loan Issuance Costs	-	(405,667)

Total note payables, net of discount	5,832,124	16,328,447
Less: Current maturities	5,283,647	10,997,692

Total Long-term note payables, net of discount	$548,477	$5,330,752

Convertible notes payable consisted of the following at December 31, 2021 and 2020:

	2021	2020

ARC

In 2020, the Company created a convertible debt offering. The debt matures in two years, with interest at 12.5% capitalizing monthly.	9,232,685	15,128,480

Less: Debt Discounts	(40,655)	(827,573)

Total convertible note payables, net of discount	9,192,030	14,300,907

Affiliate notes consisted of the following at December 31, 2021 and 2020:

	2021	2020

Notes payable to affiliate, due on demand with no interest and is uncollateralized. Equipment purchasing was paid by an affiliate resulting in the note payable.	$74,000	$74,000

Total affiliate note payables	74,000	74,000

Total interest expense was $4,159,813 in 2021 and $3,383,294 in 2020.

Future minimum principal payments, interest payments and payments on capital leases are as follows:

Payable In	Loan Principal

2022	5,850,846
2023	9,168,889
2024	-
2025	-
2026	-
Thereafter

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable. The balance of the note was $74,000 as of December 31, 2021 and 2020, respectively.

During 2016, the Company entered into a coal sales commission agreement with a company for which a member services as a Company Independent Director. The company is to get 2% of the net sales price on all coal sold through pre-approved customers. Commissions earned during 2021 and 2020 amounted to $0 and $0, respectively. As of December 31, 2021 and 2020, the balance owed on the agreement amounted to $0 and $0, respectively. During 2020, the outstanding amount was paid in full.

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

During July 2017, an officer of the Company advanced $50,000 to Quest. The advance is unsecured, non interest bearing and due on demand. During October 2018, the same officer advanced $13,500 under the same terms. (see Note 3). The balance as of December 31, 2021 and 2020 amounted to $0 and $53,639, respectively. Subsequent to year end this note was converted into a senior secured convertible note. (see Note 10)

During December 2018, an officer of the Company advanced $5,000 to American Resources. The advance is unsecured, non interest bearing and due on demand. (see Note 3) The balance as of December 31, 2021 and 2020 amounted to $0 and $5,000, respectively. Subsequent to year end this note was converted into a senior secured convertible note. (see Note 10)

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, LRR, owned by members of the Company’s management. LRR leases various parcels of land to QEI and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of January 28, 2017, the note was paid in full. From October 24, 2016. this transaction was eliminated upon consolidation as a variable interest entity. As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity. As of December 31, 2021, and 2020, amounts owed to LRR totaled $45,359 and $679,146, respectively.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. During 2021, the amount incurred under the agreement amounted to $4,296,266 and the amount paid amounted to $2,578,335. As of December 31, 2021, the amount due under the agreement amounted to $2,073,830.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token.  The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases.  As of December 31, 2021, there is no market for the LBX Token and therefore no value has been assigned.

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

On January 1, 2021, the Company purchased $250,000 of secured debt including accrued interest that has been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the note. The note is in default and has been fully impaired due to collectability uncertainty.

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

On March 18, 2016, ERC Mining LLC, an entity consolidated as a VIE, lent $4,117,139 to an unaffiliated entity, as part of the Kentucky New Markets Development Program loans. The note bears interest at 4% and is due March 7, 2046. The balance as of December 31, 2021 and 2020 was $0 and $4,117,139, respectively. Payments of interest only are due quarterly until March 18, 2023 at which time quarterly principal and interest are due. The note is collateralized by the equity interests of the borrower.

The Company’s management also manages the operations of ERC Mining LLC. ERC Mining LLC has assets totaling $4,117,139 and liabilities totaling $4,415,860 as of December 31, 2021 and 2020, respectively, for which there are to be used in conjunction with the transaction described above. Assets totaling $3,325,401 and $3,490,087 and liabilities totaling $4,117,139 and $4,117,139, respectively, are eliminated upon consolidation as of December 31, 2021 and 2020. The Company’s risk associated with ERC Mining LLC is greater than its ownership percentage and its involvement does not affect the Company’s business beyond the relationship described above.

On November 9. 2021, Quest Processing fulfilled all obligations of the loans under the Kentucky New Markets Development Program. As such, all amounts due under the notes were forgiven and ongoing requirements were ended.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences that give rise to the deferred tax assets and liabilities are as follows: accrued expenses.

Deferred tax assets consisted of $6,366,032 and $1,786,715 at December 31, 2021 and 2020, respectively, which was fully reserved. Deferred tax assets consist of net operating loss carryforwards in the amount of $24,175,518 and $17,809,487 at December 31, 2021 and 2020, respectively, which was fully reserved. The net operating loss carryforwards for years 2015, 2016, 2017, 2018. 2019 and 2020 begin to expire in 2035. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

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

The Company’s effective income tax rate is lower than what would be expected if the U.S. federal statutory rate (21%) were applied to income before income taxes primarily due to certain expenses being deductible for tax purposes but not for financial reporting purposes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years are open to examination as of December 31, 2021.

NOTE 8 – EQUITY TRANSACTIONS

As of December 31, 2021, the following describes the various types of the Company’s securities:

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

Voting Rights. The holders of Series C Preferred shares are entitled to vote on an “as-converted” basis of one share of Series C Preferred Stock voting one vote of common stock.

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

During 2020, the Company issued 2,608,653 share of Class A Common Stock pursuant to warrant conversions.

During 2020, the Company issued 6,084,454 shares of Class A Common Stock pursuant to debt conversions.

During 2020, the Company issued 15,000 shares of Class A Common Stock pursuant to various consulting arrangements.

During 2020, the Company issued 15,000 shares of Class A Common Stock pursuant to various consulting arrangements.

During 2020, the Company issued 229,373 shares of Class A Common Stock pursuant to payable conversions.

On March 17, 2021, 425,000 of restricted common shares were sold. Gross proceeds to the Company amounted to $1,275,000.

On June 9, 2021, the Company issued 8,600,000 shares of Class A Common Stock. Net proceeds to the Company after offering expenses amounted to $27,943,000.

During 2021, the Company issued 3,826,532 share of Class A Common Stock pursuant to warrant conversions.

During 2021, the Company issued 6,242,859 shares of Class A Common Stock pursuant to debt conversions.

During 2021, the Company issued 162,000 shares of Class A Common Stock pursuant to various consulting arrangements.

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

During December 2021, the Company issued 1,020,000 Employee Stock options under the current plan. The individual option awards vest over a period of 1 to 9 years.

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

•

Warrant C-2, for the purchase of 750,000 shares of common stock at $4.25 per share, as adjusted from time to time, expiring on October 4, 2020, and providing the Company with up to $2,836,000 in cash proceeds should all the warrants be exercised;

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

The company uses the black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	2021	2020
Expected Dividend Yield	0%	0%
Expected volatility	87.97%	123-479%
Risk-free rate	0.98%	0.60%
Expected life of warrants	1-9 years	1-6.30 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) - December 31, 2019	10,698,904	$1.856	2.310	$1,746,544

Granted	5,107,670	$1.226	1.765	$3,749,528
Forfeited or Expired	3,172,639	4.443	1.19	$734,029
Exercised	4,232,714	$0.541	2.38	$4,918,670
Outstanding - December 31, 2020	8,401,221	$1.135	2.152	$7,453,214
Exercisable (Vested) - December 31, 2020	8,401,221	$1.135	2.152	$7,453,214

Granted	4,601,250	$3.53	4.56	$95,200
Forfeited or Expired	-	-	-	$-
Exercised	2,788,707	$0.86	0.36	$5,347,595
Outstanding - December 31, 2021	10,213,764	$2.25	2.69	$121,018
Exercisable (Vested) - December 31, 2021	10,213,764	$2.25	2.69	$121,018

Company Options:

	Number of	Weighted Average Exercise	Weighted Average Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Exercisable (Vested) - December 31, 2019	273,943	$1.821	5.072	$-

Granted	1,102,439	$1.266	6.298	$788,354
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding - December 31, 2020	2,159,269	$1.606	5.660	$1,919,129
Exercisable (Vested) - December 31, 2020	888,659	$1.581	5.047	$749,470

Granted	2,350,000	$2.305	7.13	$2,748,250
Forfeited or Expired	275,000	1.454	3.54	58,500
Exercised	25,000	1.640	1.17	388
Outstanding - December 31, 2021	4,209,269	$1.665	5.39	$3,186,870
Exercisable (Vested) - December 31, 2021	3,159,268	$1.517	4.91	$3,141,183

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

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $5,726 per month in rent for the office space and the rental lease expires December 2026. On January 1, 2022, the Company entered into an expansion lease for the site. The amended lease has a ten year term and $5,869 per month rate.

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

NOTE 10 - SUBSEQUENT EVENTS

On January 26, 2022, the Company received notice from the Small Business Administration that $1,521,304.44 of principal and $27,256.70 of accrued interest was forgiven under the Paycheck Protection Plan.  The remaining $1,128,495.56 remains due as outlined in the original note.

