Form 10-Q
period 2022-03-31
American Resources Corp
filed 2022-05-16
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55456

American Resources Corporation
(Exact name of registrant as specified in its charter)

Florida	46-3914127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12115 Visionary Way Fishers, Indiana 46038

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

As of May 16, 2022, the registrant had 66,203,279 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended

March 31, 2022

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$5,217,204	$11,492,702
Accounts Receivable	2,856,324	3,175,636
Inventory	1,236,065	-
Prepaid fees	1,576,015	624,605
Total Current Assets	10,885,608	15,292,943

OTHER ASSETS
Cash - restricted	1,086,593	1,095,411
Property and equipment, net	22,698,618	22,903,154
Long-term right of use assets, net	704,627	726,194
Investment in LLC – Related Party	2,500,000	2,500,000
Note Receivable	685,000	350,000
Total Other Assets	27,674,838	27,574,759

TOTAL ASSETS	$38,560,446	$42,872,702

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Trade payable	$3,013,987	$3,245,566
Non-Trade Payables	1,788,280	1,950,567
Accounts payable – related party	3,241,109	3,932,716
Accrued interest	1,001,457	1,325,286
Due to affiliate, net	69,000	69,000
Current portion of long term-debt	3,736,719	5,283,647
Convertible note payables (net of unamortized discount of $0 and $18,106)	8,912,097	571,618
Current portion of lease liabilities, net	80,858	151,806
Total Current Liabilities	21,843,507	16,530,206

OTHER LIABILITIES
Notes payable	534,543	548,477
Convertible note payables (net of unamortized discount of $0 and $22,549)	-	8,620,412
Remediation liability	19,219,209	18,951,587
Lease liabilities, net	614,708	562,428
Total Other Liabilities	20,368,460	28,682,904

Total Liabilities	42,211,967	45,213,110

STOCKHOLDERS’ DEFICIT
Common stock: $.0001 par value; 230,000,000 shares authorized, 66,156,417 and 65,084,992 shares issued and outstanding	6,616	6,508
Additional paid-in capital	164,888,336	163,441,655
Accumulated deficit	(168,538,589)	(165,793,571)
Total American Resources Corporation Shareholders’ Equity	(3,643,637)	(2,345,408)
Non Controlling Interesting	(7,884)	0
Total Stockholders’ Equity (Deficit)	(3,651,521)	(2,345,408)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$38,560,446	$42,872,702

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2022	March 31, 2021

Coal Sales	$9,031,259	$3,274
Metal recovery and sales	37,226	-
Royalty Income	12,137	7,372

Total Revenue	9,080,622	10,646

Cost of Coal Sales and Processing	(2,890,858)	(800,515)
Accretion Expense	(267,622)	(305,636)
Depreciation	(626,042)	(393,530)
Amortization of Mining Rights	(303,394)	(311,685)
General and Administrative	(1,020,814)	(1,081,447)
Professional Fees	(350,938)	(710,032)
Production Taxes and Royalties	(819,477)	(568,182)
Development Costs	(6,784,188)	(1,811,951)

Total Operating expenses	(13,063,333)	(5,982,978)

Net Loss from Operations	(3,983,711)	(5,972,332)

Other Income and (expense)
Other Income	82,156	35,296
Gain on cancelation of debt	1,521,304
Amortization of debt discount and debt issuance costs	-	(2,879)
Interest Income	10,045	41,171
Interest expense	(383,696)	(491,113)
Total Other income (expense)	1,229,809	(417,525)

Net Loss	(2,752,902)	(6,389,857)

Less: Net Loss attributable to Non controlling interest	7,884	-

Net loss attributable to American Resources Corp. Shareholders	$(2,745,018)	$(6,389,857)

Net loss per common share - basic and diluted	$(0.04)	$(0.14)

Weighted average common shares outstanding- basic and diluted	65,253,533	46,917,910

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANAURY 1, 2022 THROUGH MARCH 31, 2022 AND JANAURY 1, 2021 THROUGH MARCH 31, 2021

UNAUDITED

	American Resources
	Common Stock
	Par value	0.0001		Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance December 31, 2020	42,972,762	4,296	113,279,450	(133,289,246)	(20,005,500)

Shares issued in connection with registered offering	425,000	43	1,274,881		1,274,924

Shares issued in connection with warrant conversions	1,734,610	182	2,055,617		2,055,799

Shares issued for services	80,000	8	187,992		188,000

Shares issued in connection with debt and payable conversions	4,658,526	457	9,845,183		9,845,640

Amortization of debt discount			(163,297)		(163,297)

Amortization of Warrant and Option Expense			262,025		262,025

Net loss				(6,389,857)	(6,389,857)

Balance March 31, 2021	49,870,898	4,986	127,068,445	(139,679,103)	(12,605,673)

AMERICAN RESOURCES CORP

Statement of Stockholders’ Deficit

March 31, 2022

	American Resources
	Common Stock				Non
	Par value	0.0001		Accumulated	controlling
	Shares	Amount	APIC	Deficit	interest	Total
Shares issued in connection with warrant conversions	187,250	19	280,856			280,875

Amortization of beneficial conversion features			(40,655)			(40,655)

Shares issued in connection with debt conversions	884,229	89	1,006,637			1,006,726

Amortization of Warrant and Stock Option Expense			199,843			199,843
						-
Net Loss				(2,745,018)	(7,884)	(2,752,902)

Balance March 31, 2022	66,156,471	6,616	164,888,336	(168,538,589)	(7,884)	(3,651,521)

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating activities:
Net loss	$(2,752,902)	$(6,389,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(1,521,304)	-
Depreciation	626,042	393,530
Amortization of mining rights	303,394	311,685
Accretion expense	267,622	305,636
Accretion of right of use assets	2,899	-
Warrant expense	199,843	115,025
Issuance of common share options for compensation	-	147,000
Amortization of beneficial conversion feature	-	590,464
Issuance of common shares for services	-	188,000
Change in current assets and liabilities:

Accounts receivable	319,312	35,376
Prepaid expenses and other assets	(951,410)	(66,668)
Inventory	(1,236,065)	-
Accounts payable	(393,866)	(1,613,643
Accounts payable related party	(691,607)	33,726
Accrued interest	94,435	(796,248)
Cash provided by (used in) operating activities	(5,733,607)	(6,745,974

Cash Flows from Investing activities:

Cash paid for PPE, net	(724,900)	(565,000)
Capitalized interest	267,875
Cash invested in notes receivable	(335,000)
Investment in LLC	-	(2,275,000)
Cash provided by (used in) investing activities	(792,025)	(2,840,000)

Cash Flows from Financing activities:

Principal payments on long term debt	(39,559)	(62,294)
Issuance of common shares for debt and payable conversion	-	1,997,514
Proceeds from convertible note	-	1,620,000
Proceeds from warrant conversions	280,875	2,055,723
Proceeds from sale of common stock, net	-	1,105,001
Cash provided by financing activities	241,316	6,715,944

Increase (decrease) in cash and restricted cash	(6,284,316)	(2,870,030)

Cash and restricted cash, beginning of period	12,588,113	11,201,203

Cash and restricted cash, end of period	$6,303,797	$8,331,173

Supplemental Information
Non-cash investing and financing activities

Conversion of debt to common shares	$1,006,726	$1,997,514
Discount on note due to beneficial conversion feature	$-	$715,740

Cash paid for interest	$3,726	$42,426

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries American Carbon Corp (ACC), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC), Wyoming County Coal (WCC),Perry County Resources LLC (PCR), and American Metals LLC (AM). All significant intercompany accounts and transactions have been eliminated.

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

The company is the owner of 92.5% and is the primary beneficiary of American Rare Earth, LLC, which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of American Rare Earth, LLC have been included in the accompanying consolidated financial statements with a non-controlling interest not owned by the company excluded from operating results.

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other period. These financial statements should be read in conjunction with the Company’s 2021 audited financial statements and notes thereto which were filed on form 10-K on March 11, 2022.

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

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2022. The balance as of March 31, 2022 and December 31, 2021 was $19,138 and $47,987, respectively. The total balance of restricted cash also includes amounts held under the management agreement.

During 2021, the Company established an escrow account for certain assumed liabilities in the PCR acquisition. The balance as of March 31, 2022 and December 31, 2021 includes in the amount of $447,070 and $347,070, respectively, to pay for assumed liabilities in the PCR asset acquisition.

During 2019 the Company established a reclamation bonding collateral fund. The balance of the restricted cash being held totaled $250,000 and $250,000 as of March 31, 2022 and December 31, 2021.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the three months ended March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021
Cash	$5,217,204	$7,097,465
Restricted Cash	1,086,593	1,233,708
Total cash and restricted cash presented in the consolidated statement of cash flows	$6,303,797	$8,331,173

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

The table below reflects the changes to our ARO:

Balance at December 31, 2021	$18,951,587
Accretion – 3 months March 31, 2022	267,622
Reclamation work – 3 months March 31, 2022	-
Balance at March 31, 2022	$19,219,209
Balance at December 31, 2020	$17,855,305
Accretion – 3 months March 31, 2021	305,636
Reclamation work – 3 months March 31, 2021	-
Sale of PCR Permits
Balance at March 31, 2021	$18,160,941

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

Allowance for trade receivables as of March 31, 2022 and December 31, 2021 amounted to $0, for both periods. Allowance for other accounts receivables as of March 31, 2022 and December 31, 2021 amounted to $1,744,570 and $1,744,570, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of March 31, 2022 and December 31, 2021.

Prepaid Fees and Advance Royalties: Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced.

Inventory: Inventory consisting of mined coal is stated at the lower of cost (first in, first out method) or net realizable value.

Reclassifications: Reclassifications have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2022 and December 31, 2021, property and equipment were comprised of the following:

	March 31, 2022	December 31, 2021
Processing and rail facility	$11,591,274	$11,591,274
Underground equipment	9,777,667	9,687,667
Surface equipment	3,201,464	3,201,464
Coal refuse storage	12,134,192	12,134,192
Mine Development	561,575	561,575
Construction in Process	743,021	108,122
Land	1,572,435	1,572,435
Less: Accumulated depreciation	(16,883,011)	(15,953,575)

Total Property and Equipment, Net	$22,698,618	$22,903,154

Depreciation expense amounted to $393,530 and $393,530 for the period March 31, 2022 and March 31, 2021, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the three-month period ended March 31, 2022, principal reductions on long term debt totaled $1,564,684, primarily due to debt forgiveness of PPP loan. During the three-month period ended March 31, 2022, increases to long term debt totaled $0. The notes have a minimum offering amount of $12,500,000 and maximum of $25,000,000 and minimum investment of $500,000. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50.

During the three-month period ended March 31, 2021, principal payments on long term debt totaled $8,136,378. During the three-month period ended March 31, 2021, increases to long term debt totaled $1,620,000, primarily from cash received in the form of a senior convertible note totaling $1,620,000. The notes have a minimum offering amount of $12,500,000 and maximum of $25,000,000 and minimum investment of $500,000. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50.

NOTE 4 – RIGHT OF USE ASSETS AND LEASES

The right-of-use asset is the Company’s right to use an asset over the life of a lease. The asset is calculated as the initial amount of the lease liability, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received.

The Company’s discounted lease payment rate is 10.82%.

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

At March 31, 2022, right of use assets and liabilities were comprised of the following:

	March 31, 2022	March 31, 2021
Assets:
ROU asset	$704,627	$-

Liabilities
Current:
Operating lease assets	$80,858	$-
Non-current	-
Operating lease assets	695,566	-

As of March 31, 2022, remaining maturities of lease liabilities were as follows:

Operating
2023	80,858
2024	71,801
2025	59,690
2026	68,414
2027 and thereafter	414,802

NOTE 5 - RELATED PARTY TRANSACTIONS

Land Resources & Royalties

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending March 31, 2022, royalty expense incurred with LRR amounted to $57,135 and amounts advanced from LRR amounted $0 and amounts repaid amounted to $0. As of March 31, 2022, total amounts owed LRR amounted to $0. For the three-month period ending March 31, 2021, royalty expense incurred with LRR amounted to $80,146 and amounts advanced from LRR amounted to $0 and amounts repaid to LRR amounted to $0. As of March 31, 2021, total amounts owed LRR amounted to $712,872.

Land Betterment Corp

On February 13, 2021, the Company entered into a Contract Services Agreement with Land Betterment Corporation, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings which includes payroll covering aforementioned members of the Company’s management. The services agreement covers all of the Company’s properties. For the 3 months ended March 31, 2022 amounts incurred under the agreement amounted to $1,574,015 and amounts paid totaled $839,280. As of March 31, 2022, amounts payable under the agreement amounted to $2,793,658. For the 3 months ended March 31, 2021 amounts incurred under the agreement amounted to $113,873 and amounts paid totaled $0. As of March 31, 2021, amounts payable under the agreement amounted to $9,784. For the 3 months ended March 31, 2021, service charges covering members of the Company’s management amounted to $0.

American Opportunity Venture, LLC

During January 2021, the company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting.

American Opportunity Venture II, LLC

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of March 31, 2022, AOVII has had no operational activity.

Novusterra, Inc.

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. As of March 31, 2022, Novusterra has had no operational activity.

Land Betterment Exchange (LBX)

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of March 31, 2021, there is no market for the LBX Token and therefore no value has been assigned.

FUB Mineral LLC

On October 1, 2021, the Company invested $250,000 into FUB Mineral, LLC a company with common owners.

NOTE 6 – EQUITY TRANSACTIONS

Employee stock compensation expense for the three-month period ending March 31, 2022 and 2021 amounted to $199,843 and $262,025 respectively.

Class A Common Shares Issued in exchange for services, trade payables and related party debt

On March 31, 2021, the Company issued 884,229 class A common shares pursuant to the conversion of $1,006,726 of accrued interest.

Warrant Exercises

On January 13, 2022, the Company issued 117,250 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $1.50.

On March 30, 2022, the Company issued 47,500 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $1.50.

On March 31, 2022, the Company issued 22,500 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $1.50.

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

The company uses the Black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	March 31, 2022	March 31, 2021
Expected Dividend Yield	0%	0%
Expected volatility	123-617%	123-617%
Risk-free rate	1.40-1.62%	1.40-1.62%
Expected life of warrants	1.635-5.588 years	1.635-5.588 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) – December 31, 2020	8,401,221	$1.135	2.152	$7,453,214
Granted	60,000	$3.883	4.521	$18,000
Forfeited or Expired	-	$-	-	$-
Exercised	1,681,022	$1.215	3.094	$5,321,781
Outstanding - March 31, 2021	6,780,199	$1.139	1.635	$18,277,625
Exercisable (Vested) - March 31, 2021	6,780,199	$1.139	1.635	$18,277,625

Exercisable (Vested) – December 31, 2021	10,213,764	$2.25	2.69	$121,018
Granted	-	$-	-	$121,018
Forfeited or Expired	-	$-	-	$-
Exercised	187,250	$1.50	2.00	$54,080-
Outstanding - March 31, 2022	10,026,514	$1.14	3.86	$66,938
Exercisable (Vested) - March 31, 2022	10,026,514	$1.14	3.86	$66,938

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2020	2,159,269	$1.606	5.660	$1,919,129
Exercisable (Vested) – December 31, 2020	888,659	$1.581	5.047	$749,470
Granted	75,000	$2.560	6.847	$105,000
Forfeited or Expired	50,000	$1.050	-	$-
Exercised	-	$-	-	$-
Outstanding - March 31, 2021	2,184,269	$1.651	5.588	$5,010,909
Exercisable (Vested) - March 31, 2021	938,659	$1.739	5.260	$2,149,710

Outstanding – December 31, 2021	4,209,269	$1.665	5.39	$3,186,870
Exercisable (Vested) – December 31, 2021	3,159,268	$1.517	4.91	$3,141,183
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - March 31, 2022	4,209,269	$1.980	6.79	$3,257,470
Exercisable (Vested) - March 31, 2022	4,209,269	$1.980	6.79	$3,257,470

NOTE 7 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,415,590, the Company has accrued $1,432,077 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration amount to $856,498 of which the Company has accrued $351,303 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the company’s trade payables.

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

NOTE 8 - SUBSEQUENT EVENTS

None.

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

Beginning in January 2020, Mine #15 and Carnegie 1 mines were idled due to the adverse market effects Covid-19 global pandemic. The Carnegie 1 mine restarted during October 2021.

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

Results of Operations

Our consolidated operations had operating revenues of $9,080,622 for the three-months ended March 31, 2022 and $10,646 operating revenue for the three-months ended March 31, 2021. We have incurred net loss attributable to American Resources shareholders in the amount of $2,752,902 and a net loss of $6,389,857 respectively for the same periods.

The primary driver for increase in revenue was a increase in coal production since the Covid-19 global pandemic.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common share equity investments and loans.

For the three months ended March 31, 2022 and 2021, coal sales and processing expenses were $2,890,858 and $800,515 respectively, development costs, including loss on settlement of ARO were $6,784,188 and $1,811,951, respectively, and production taxes and royalties $819,477 and $568,182, respectively. Depreciation expense for the three months ended March 31, 2022 and 2021 were $626,042 and $393,530 respectively.

Liquidity and Capital Resources

As of March 31, 2022, and 2021, our available cash was $5,217,204 and $7,097,465. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales. We do not have any credit lines currently available to fund our liquidity requirements, and currently there is uncertainty regarding our ability to execute on the above strategy.

For the three months ending March 31, 2022 our net cash flow used in operating activities was $5,733,607 and for the period ending March 31, 2021 the net cash flow used in operating activities was $6,745,974.

For the three months ending March 31, 2022 and 2021 net cash provided by (used in) investing activities were $(792,025) and $(2,840,000) respectively.

For the three months ending March 31, 2022 and 2021 net cash proceeds (used in) from financing activities were $241,316 and $6,715,944 respectively.

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

Business Effect of Covid-19.

During 2021 and 2020, the worldwide COVID-19 outbreak has resulted in muted demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. These recent developments are expected to result in lower sales and gross margins. Because of the adverse market conditions caused by the global pandemic the Company’s operations were idled in January 2020 and resumed during December 2020. Additionally, supply chain constraints are persistent in all parts of our business.

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

With respect to the period ending March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2022, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2022 that have materially affected the Company’s internal controls over financial reporting.

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

Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
95.1	Mine Safety Disclosure pursuant to Regulation S-K, Item 104	Filed Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

Date: May 16, 2022	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

