Form 10-Q
period 2022-06-30
American Resources Corp
filed 2022-08-15
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 15, 2022, the registrant had 66,519,279 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and six months ended

June 30, 2022

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
UNAUDITED

	June 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$3,807,783	$11,492,702
Accounts Receivable	5,354,770	3,175,636
Prepaid fees	816,053	624,605
Total Current Assets	9,978,606	15,292,943

LONG-TERM ASSETS
Cash - restricted	1,086,971	1,095,411
Property and Equipment, Net	22,883,868	22,903,154
Right of use assets, net	1,799,769	726,194
Investment in LLC – Related Party	3,242,398	2,500,000
Note Receivable	685,000	350,000
Total Long-Term Assets	27,698,006	27,574,759

TOTAL ASSETS	$37,676,612	$42,872,702

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,982,208	$3,245,566
Non-Trade payables	1,984,399	1,950,567
Accounts payable – related party	3,940,317	3,932,716
Accrued interest	38,194	1,325,286
Due to affiliate	69,000	69,000
Current portion of debt	410,417	5,283,647
Current portion of convertible debt, (net of unamortized discount of $0 and $40,655)	-	571,618
Current portion of operating lease liabilities, net	85,218	151,806
Current portion of finance lease liabilities, net	341,771	-
Total Current Liabilities	9,851,524	16,530,206

LONG-TERM LIABILITIES
Notes payable	2,500,000	548,477
Convertible note payables	9,192,731	8,620,412
Reclamation liability	19,583,029	18,951,587
Operating lease liabilities, net	591,127	562,428
Finance lease liabilities, net	655,468	-
Total Long-Term Liabilities	32,522,355	28,682,904

Total Liabilities	42,373,879	45,213,110

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $0.0001 par value; 230,000,000 shares authorized, 66,613,085 and 65,084,992 shares issued and outstanding	6,661	6,508
Additional paid-in capital	166,286,379	163,441,655
Accumulated deficit	(170,969,757)	(165,793,571)
Total American Resources Corporation Stockholders’ Equity (Deficit)	(4,676,717)	(2,345,408)
Non controlling interest	(20,550)	-
Total stockholders’ deficit	(4,697,267)	(2,345,408)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,676,612	$42,872,702

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the six months ended June 30, 2021

Coal Sales	$15,969,787	$339,314	$25,001,047	$342,588
Metal Aggregating, Processing and Sales	3,292	27,875	40,519	27,875
Royalty Income	226,125	26,021	238,262	33,394

Total Revenue	16,199,204	393,210	25,279,828	403,857

Cost of Coal Sales and Processing	(5,569,133)	(944,327)	(8,459,992)	(1,744,842)
Accretion Expense	(363,820)	(305,636)	(631,442)	(611,273)
Depreciation	(630,341)	(475,014)	(1,256,383)	(868,544)
Amortization of Mining Rights	(311,685)	(311,685)	(615,079)	(623,370)
General and Administrative	(903,046)	(593,621)	(1,923,861)	(1,675,068)
Professional Fees	(235,487)	(193,951)	(586,425)	(903,984)
Production Taxes and Royalties	(786,008)	(99,475)	(1,605,485)	(667,658)
Development Costs	(11,532,406)	(3,055,603)	(18,316,594)	(4,867,554)

Total Operating Expenses	(20,331,926)	(5,979,312)	(33,395,261)	(11,962,293)

Net Loss from Operations	(4,132,722)	(5,586,102)	(8,115,433)	(11,558,436)

Other Income (loss)	76,000	(446,884)	158,156	(411,588)
Unrealized loss on trading securities	(7,602)	-	(7,602)	-
Gain on cancelation of debt	1,891,848	-	3,413,152	-
Amortization of debt discount and issuance costs	-	(2,579)	-	(5,458)
Interest Income	3,282	60,220	13,327	101,392
Interest expense	(274,640)	(674,829)	(658,336)	(1,165,942)
Total Other income (expense)	1,688,888	(1,064,072)	2,918,697	(1,481,596)

Net Income (Loss)	$(2,443,834)	$(6,650,174)	$(5,196,736)	$(13,040,032)

Less: Non-Controlling interest	12,666	-	20,550	-

Net loss attributable to American Resources Corporation shareholders	(2,431,168)	-	(5,176,186)	-

Net loss per common share - basic and diluted	$(0.04)	$(0.13)	$(0.08)	$(0.26)

Weighted average common shares outstanding	66,377,788	52,133,268	65,846,220	49,539,996

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH JUNE 30, 2021 AND JANUARY 1, 2022 THROUGH JUNE 30, 2022
UNAUDITED

Statement of Stockholders’ Deficit
June 30, 2021

	American Resources
	Common Stock
	Par value	0.0001		Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance December 31, 2020	42,972,762	$4,256	$113,279,448	$(133,289,247)	$(20,005,543)

Adjustment for Prior Year	-	40	114,991	(115,023)	8

Adjusted Opening Balance	42,972,762	4,296	113,394,439	(133,404,270)	(20,005,535)

Shares issued in conjunction with warrant and option conversions	1,705,508	171	2,257,541	-	2,257,712
Shares issued in connection with debt and payable conversions	4,757,628	476	10,131,508	-	10,131,984

Shares issued pursuant to restricted stock offering	425,000	43	1,274,957	-	1,275,000

Shares issued for services	10,000	1	9,999	-	10,000

Amortization of Warrant and Stock Option Expense	-	-	115,025	-	115,025

Net Loss	-	-	-	(6,389,857)	(6,389,857)

Balance March 31, 2021	49,870,898	4,987	127,183,469	(139,794,127)	(12,605,671)

Shares issued in connection with warrant and option conversions	25,000	3	11,700	-	11,703

Shares issued in connection with debt and payable conversions	380,289	38	625,237	-	625,276

Shares issued in connection with registered offering	8,600,000	860	27,942,140	-	27,943,000

Amortization of debt discount	-	-	(128,568)	-	(128,568)

Stock Compensation - Options	-	-	115,025	-	115,025

Net Loss	-	-	-	(6,650,174)	(6,650,174)

Balance June 30, 2021	58,876,187	$5,888	$155,749,003	$(146,444,301)	$9,310,590

The accompanying footnotes are integral to the unaudited consolidated financial statements

	Par value	0.0001		Accumulated	Non-controlling
	Shares	Amount	APIC	Deficit	interest	Total

Balance December 31, 2021	65,084,992	$6,508	$163,441,655	$(165,793,571)	$-	$(2,345,408)

Issuance of common shares for Warrant Conversion	488,594	50	665,341	-	-	665,391

Issuance of common shares for Conversion of debt and interest	582,885	58	622,152	-	-	622,210

Amortization of debt discount	-	-	(40,655)	-	-	(40,655)

Stock compensation - options	-	-	199,843	-	-	199,843

Net Loss	-	-		(2,745,018)	(7,884)	(2,752,902)

Balance March 31, 2022	66,156,471	6,616	164,888,336	(168,538,589)	(7,884)	(3,651,521)

Issuance of common shares for Conversion of debt and interest	451,250	45	1,199,955	-	-	1,200,000

Issuance of common shares for Warrant Conversion	5,364	-	8,064	-	-	8,064

Stock compensation - options	-	-	190,024	-	-	190,024

Net loss	-	-	-	(2,431,168)	(12,666)	(2,443,834)

Balance June 30, 2022	66,613,085	$6,661	$166,286,379	$(170,969,757)	(20,550)	$(4,697,267)

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended	For the six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating activities:
Net loss	$(5,196,736)	$(13,040,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	(3,413,152)	-
Depreciation expense	1,256,383	868,544
Amortization of mining rights	615,079	623,370
Accretion expense	631,442	611,273
Amortization expense of right to use assets	(15,021)	-
Amortization of issuance costs and debt discount	-	3,560,019
Options expense	389,867	230,050
Warrant expense	673,455	-
Issuance of common shares for service	-	10,000

Change in current assets and liabilities:
Accounts receivable	(2,179,134)	(103,673)
Inventory	-	(488,376)
Prepaid expenses and other assets	(191,448)	(93,333)
Accounts payable	(229,526)	(2,246,713)
Accrued interest	(299,700)	(711,104)
Accounts payable - related party	7,601	334,167
Net cash (used in)/generated from operations	(7,950,890)	(10,445,808)

Cash Flows from Investing activities:
Cash used in investments in LLCs	(742,398)	(2,250,000)
Cash invested in note receivable	(335,000)	-
Cash received (paid) for PPE, net	147,824	(676,601)
Net cash (used in)/generated from investing activities	(929,574)	(2,926,601)

Cash Flows from Financing activities:
Principal payments on finance lease	(99,204)	-
Principal payments on debt	(1,276,691)	(787,849)
Proceeds from convertible note	-	600,000
Proceeds from the sale of common stock, net	-	29,218,000
Proceeds from debt	2,563,000	-
Proceeds from warrant conversions	-	2,269,428
Net cash (used in)/generated from financing activities	1,187,105	31,299,579

Increase(decrease) in cash and restricted cash	(7,693,359)	17,927,170

Cash and restricted cash, beginning of period	12,588,113	11,201,203

Cash and restricted cash, end of period	$4,894,754	$29,128,373

Supplemental Information
Cash paid for interest	$64,094	$42,426
Conversion of debt and interest to common shares	$1,822,210	$10,757,260
Acquisition of right of use assets for lease obligations	$1,117,219	$-

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries American Carbon Corp (ACC), Deane Mining, LLC (Deane), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC), Wyoming County Coal (WCC),Perry County Resources LLC (PCR), American Rare Earth LLC (ARE), American Metals LLC (AM) and American Opportunity Venture II, LLC (AOV II). All significant intercompany accounts and transactions have been eliminated.

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

Interim Financial Information:

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other period. These financial statements should be read in conjunction with the Company’s 2021 audited financial statements and notes thereto which were filed on Form 10-K on March 30, 2022.

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

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with re-measurements reported as a component of other income/expense in the accompanying Consolidated Statements of Operations.

Cash:

We maintain cash balances in bank deposit accounts which, at times, may exceed federally insured limits. To date, there have been no losses in such accounts.

Restricted cash:

As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2022. The balance as of June 30, 2022 and December 31, 2021 was $0 and $47,987, respectively.

During 2019 the Company established a reclamation bonding collateral fund for ERC Mining Indiana. The balance of the restricted cash being held totaled 250,000 and $250,000 as of June 30, 2022 and December 31, 2021.

During 2020, the Company established an escrow account for certain assumed liabilities in the PCR acquisition. The balance as of June 30, 2022 and December 31, 2021 was $0 and $347,070, respectively. The funds were used to pay for remaining assumed liabilities.

During 2020, the Company established an environmental escrow account with the Commonwealth of Kentucky. The balance as of June 30, 2022 and December 31, 2021 was $500,000 and $500,000, respectively.

During 2020, the Company established a reclamation bonding collateral fund for McCoy. The balance of the restricted cash being held totaled $105,770 and $105,770 as of June 2022 and December 31, 2021, respectively.

During 2021, the Company established a reclamation bonding collateral fund for WCC. The balance of the restricted cash being held totaled $231,201 and $231,201 as of June 30, 2022 and December 31, 2021.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the six months ended June 30, 2022 and June 30, 2021.

	June 30, 2022	June 30, 2021
Cash	$3,807,783	$28,109,470
Restricted Cash	1,086,971	1,018,903
Total cash and restricted cash presented in the consolidated statement of cash flows	$4,894,754	$29,128,373

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the periods ending June 30, 2022 and 2021, $- and $- were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2021	$18,951,587
Accretion – six months June 30, 2022	631,442
Reclamation work – six months June 30, 2022	-
Reduction of ARO due to dispositions	-
Balance at June 30, 2022	$19,583,029

Balance at December 31, 2020	$17,855,304
Accretion – six months Jun 30, 2021	611,273
Reclamation work – six months June 30, 2021	-
Reduction of ARO due to dispositions	-
Balance at June 30, 2021	$18,466,577

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

Allowance for trade receivables as of June 30, 2022 and December 31, 2021 amounted to $0, for both periods. Allowance for other accounts receivables, including note receivables as of June 30, 2022 and December 31, 2021 amounted to $0 and $0, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of June 30, 2022 and December 31, 2021.

Prepaid Fees and Advance Royalties:

Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced.

Inventory:

Inventory consisting of mined coal is stated at the lower of cost (first in, first out method) or net realizable value.

Reclassifications:

Reclassifications of prior periods have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2022 and December 31, 2021, property and equipment were comprised of the following:

	June 30, 2022	December 31, 2021
Processing and rail facility	$11,663,975	$11,591,273
Underground equipment	9,777,667	9,687,667
Surface equipment	2,647,216	3,201,464
Coal refuse storage	12,134,192	12,134,192
Mine Development	561,575	561,575
Construction in Progress	231,869	108,122
Land	1,617,435	1,572,435
Less: Accumulated depreciation	(17,750,061)	(15,953,575)

Total Property and Equipment, Net	$20,883,868	$22,903,154

Depreciation expense amounted to $630,341 and $475,014 for the three-month periods June 30, 2022 and June 30, 2021, respectively. Depreciation expense amounted to $1,256,383 and $868,544 for the six-month periods June 30, 2022 and June 30, 2021, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Rare Earth Processing Equipment	5 Years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the three-month period ended June 30, 2022, principal reductions on long term debt totaled $3,389,301, primarily due to the repayment of PPP loan and converting to common shares. During the three-month period ended June 30, 2022, increases to long term debt totaled $2,843,635 due mostly to equipment financing for reELEMENT Technologies and a mine development coal for Carnegie 2 expansion.

During the three-month period ended June 30, 2021, principal payments on long term debt totaled $722,676. During the three-month period ended June 30, 2021, increases to long term debt totaled $400,441, primarily from accrued interest on the senior convertible notes. The notes have a minimum offering amount of $12,500,000 and maximum of $25,000,000 and minimum investment of $500,000. The notes carry a 24-month term, 12.5% interest 10% warrant coverage and a conversion price of $1.05. The warrants have an exercise price of $1.50.

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

On November 8, 2021, American Carbon Corp entered into a Financial Lease for equipment at 2069 Highway 194 E., Meta, KY 41501. The lease is for a period of three years with a monthly rate of $17,660. There is an option to purchase the equipment at the end of the lease for $1.

On June 22, 2022, American Rare Earth entered into a Financial Lease for equipment at 1716 Pleasant Street, Noblesville, IN 46060. The lease is for a period of three years with a monthly rate of $31,800. There is an option to purchase the equipment at the end of the lease for $1.

At June 30, 2022, right of use assets and liabilities were comprised of the following:

	June 30, 2022	June 30, 2021
Assets:
ROU asset	$1,799,769	$-

Liabilities
Current:
Operating lease liabilities	$85,218	$-
Financing lease liabilities	341,771	-
Non-current:
Operating lease liabilities	591,127	-
Financing lease liabilities	655,468	-

As of June 30, 2022, remaining maturities of lease liabilities were as follows:

	Operating	Finance
2023	87,321	341,771
2024	67,726	340,357
2025	62,423	315,111
2026	71,475	-
2027 and thereafter	387,400	-

NOTE 5 - RELATED PARTY TRANSACTIONS

Land Resources & Royalties

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending June 30, 2022, royalty expense incurred with LRR amounted to $81,284 and amounts advanced from LRR amounted $0 and amounts repaid amounted to $0. As of June 30, 2022, total amounts owed LRR amounted to $81,284. For the three-month period ending June 30, 2021, royalty expense incurred with LRR amounted to $73,859 and amounts advanced from LRR amounted to $0 and amounts repaid to LRR amounted to $786,732. As of June 30, 2021, total amounts owed LRR amounted to $0.

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

For the three-months ended June 30, 2022 amounts incurred under the agreement amounted to $2,103,400 and amounts paid totaled $1,062,198. For the three-months ended June 30, 2022, service charges covering members of the Company’s management amounted to $0.

For the six-months ended June 30, 2022 amounts incurred under the agreement amounted to $3,677,415 and amounts paid totaled $1,901,478. For the six-months ended June 30, 2022, service charges covering members of the Company’s management amounted to $0.

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

American Opportunity Venture II, LLC

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of June 30, 2022, AOVII has had no operational activity.

Novusterra, Inc.

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. As of June 30, 2022, Novusterra has had no operational activity.

Land Betterment Exchange (LBX)

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of June 30, 2022, there is no market for the LBX Token and therefore no value has been assigned.

FUB Mineral LLC

On October 1, 2021, the Company invested $250,000 into FUB Mineral, LLC a company with common owners.

NOTE 6 – EQUITY TRANSACTIONS

Common Share Transactions

Employee stock compensation expense for the three-month period ending June 30, 2022 and 2021 amounted to $190,024 and $262,025 respectively.

Employee stock compensation expense for the six-month period ending June 30, 2022 and 2021 amounted to $389,868 and $377,050 respectively.

Conversion of debt and interest for the three-month period ending June 30, 2022 and 2021 amounted to $1,200,000 and $624,537 respectively.

Conversion of debt and interest for the six-month period ending June 30, 2022 and 2021 amounted to $1,822,210 and $10,253,912 respectively.

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

On June 6, 2022, the Company issued 5,364 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $1.50.

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

The Company uses the Black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

June 30, 2022
Expected Dividend Yield	0%
Expected volatility	87.97%
Risk-free rate	0.870%
Expected life of warrants	1.592-6.60 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) – December 31,2020	8,401,221	$1.135	2.152	$7,453,214
Granted	4,601,250	$3.531	4.814	$69,700
Forfeited or Expired	-	$-	-	$-
Exercised	1,705,508	$1.226	3.070	$5,347,983
Outstanding – June 30, 2021	11,296,963	$2.102	2.771	$9,918,604
Exercisable (Vested) – June 30, 2021	11,296,963	$2.102	2.771	$9,918,604

Exercisable (Vested) – December 31, 2021	10,213,764	$2.25	2.69	$121,018
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	5,364	$1.50	2.00	$6,686
Outstanding - June 30, 2022	10,021,150	$1.14	3.86	$514,906
Exercisable (Vested) - June 30, 2022	10,021,150	$1.14	3.86	$514,906

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2020	2,159,269	$1.606	5.660	$1,919,129
Exercisable (Vested) – December 31, 2020	888,659	$1.581	5.047	$749,470
Granted	75,000	$2.560	6.597	$105,000
Forfeited or Expired	125,000	$1.998	3.00	$58,500
Exercised	25,000	$1.640	6.562	$41,500
Outstanding – June 30, 2021	2,084,269	$1.551	5.369	$2,363,549
Exercisable (Vested) – June 30, 2021	1,055,325	$1.496	5.191	$1,278,944

Outstanding – December 31, 2021	4,209,269	$1.665	5.39	$3,186,870
Exercisable (Vested) – December 31, 2021	3,159,268	$1.517	4.91	$3,141,183
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - June 30, 2022	4,209,269	$1.980	6.49	$3,257,470
Exercisable (Vested) - June 30, 2022	4,209,269	$1.980	6.49	$3,257,470

NOTE 7 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,430,997, the Company has accrued $1,707,621 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration totaling $754,398 of which the Company has accrued $351,071.32 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the Company’s trade payables.

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

The Company, through its investment in AOV is proportionally a sponsor of the special purpose acquisition Company, American Acquisition Opportunity Inc. (AMAO) As such it is proportionally obligated to fund operating and working capital deficits of AMAO up to $800,000. As of June 30, 2022, amounts under the note totaled $485,900 and has been repaid subsequent to the balance sheet date.

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

On January 5, 2017, American Resources Corporation (ARC) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (“Quest Energy”), a private Company incorporated in the State of Indiana on May 2015 with offices at 12115 Visionary Way, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky and western West Virginia. On November 25, 2020, Quest Energy changed its name to American Carbon Corp. (American Carbon)

American Carbon currently has seven coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining) and Wyoming County Coal LLC (Wyoming County), , Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers and specialty products. Since mid-2019, we have not mined or sold coal which is sold into the thermal coal markets. All production and future investment will be for the mining of metallurgical coal used in the steel and specialty markets.

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

Results of Operations

Our consolidated operations had operating revenues of $16,199,204 and $25,279,828for the three-months and six-months ended June 30, 2022 and $393,210 and $403,857 operating revenue for the three-months and six-months ended June 30, 2021.

For the three-months and six-months ended June 30, 2022 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $2,443,834 and $5,196,736. For the three-months and six-months ended June 30, 2021 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $6,650,174 and $13,040,032.

The primary driver for increase in revenue was an increase in coal production since the Covid-19 global pandemic.

For the three months ended June 30, 2022 and 2021, coal sales and processing expenses were $5,569,133 and $944,327 respectively, development costs, including loss on settlement of ARO were $11,532,406 and $3,055,603, respectively, and production taxes and royalties $786,008 and $99,475, respectively. Depreciation expense for the same periods ended June 30, 2022 and 2021 were $630,341 and $475,014 respectively. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the six months ended June 30, 2022 and 2021, coal sales and processing expenses were $8,459,992 and $1,744,842 respectively, development costs, including loss on settlement of ARO were $18,316,594 and $4,867,554, respectively, and production taxes and royalties $1,605,485 and $667,658, respectively. Depreciation expense for the same periods ended June 30, 2022 and 2021 were $1,256,383 and $868,544 respectively. Decrease in coal sales and processing expenses were due to increase in mine development and expansion. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the three months ended June 30, 2022 and 2021, Other Income (Expense) amounted to $76,000 and $(446,884), respectively. For the six months ended June 30, 2022 and 2021, Other Income (Expense) amounted to $158,156 and $(411,588), respectively. The primary driver of reduced Other Income (Expense) is less settlement expenses for the current period.

Liquidity and Capital Resources

As of June 30, 2022, our available cash was $3,807,783. From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common stock equity investments and loans.

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

For the six months ending June 30, 2022 our net cash flow used in operating activities was $7,950,890 and for the six months ending June 30, 2021 the net cash flow used in operating activities was $10,445,808.

For the six months ending June 30, 2022 and 2021 net cash proceeds from and (used in) investing activities were $(929,574) and $(2,926,601) respectively.

For the six months ending June 30, 2022 and 2021 net cash proceeds from financing activities were $1,187,105 and $31,299,579 respectively.

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

Critical Accounting Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 1 to the financial statements included in the December 31, 2021 10-K filed on March 30, 2022.

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

ASU 2020-01, Equity Method Investments, effective for years beginning after December 15, 2020.

ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) effective for years beginning after December 31, 2020.

ASU 2019-05, Financial Instruments – Credit Losses (Topic 326) effective for years beginning after December 15, 2019

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

As of June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of June 30, 2022, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2022 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: August 15, 2022	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board (Principal Executive Officer)

