Form 10-Q
period 2022-09-30
American Resources Corp
filed 2022-11-14
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 14, 2022, the registrant had 68,703,224 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements	3

	Consolidated Condensed Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)	4

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5

	Consolidated Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months ended September 30, 2022 and 2021 (unaudited)	6-7

	Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022 and 2021 (Unaudited)	8

	Notes to Unaudited Consolidated Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	31

Item 3.	Defaults upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

SIGNATURES		34

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and nine months ended

September 30, 2022

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
UNAUDITED

	September 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$3,769,465	$11,492,702
Accounts Receivable	5,671,043	3,175,636
Inventory	730,023	-
Prepaid fees	1,054,342	624,605
Total Current Assets	11,224,873	15,292,943

LONG-TERM ASSETS
Cash - restricted	1,086,971	1,095,411
Property and Equipment, Net	15,064,592	22,903,154
Right of use assets, net	5,511,519	726,194
Investment in LLC – Related Party	3,740,438	2,500,000
Note Receivable	685,000	350,000
Total Long-Term Assets	26,088,520	27,574,759

TOTAL ASSETS	$37,313,393	$42,867,702

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,321,172	$3,245,566
Non-Trade payables	1,959,900	1,950,567
Accounts payable – related party	3,919,796	3,932,716
Accrued interest	42,013	1,325,286
Due to affiliate	69,000	69,000
Current portion of debt	332,252	5,283,647
Current portion of convertible debt, (net of unamortized discount of $0 and $40,655)	9,485,418	571,618
Current portion of operating lease liabilities, net	88,791	151,806
Current portion of finance lease liabilities, net	1,472,880	-
Total Current Liabilities	20,691,222	16,530,206

LONG-TERM LIABILITIES
Notes payable	2,195,854	548,477
Convertible note payables	-	8,620,412
Reclamation liability	19,939,332	18,951,587
Operating lease liabilities, net	567,724	562,428
Finance lease liabilities, net	2,991,966	-
Total Long-Term Liabilities	25,694,876	28,682,904

Total Liabilities	46,386,098	45,213,110

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $0.0001 par value; 230,000,000 shares authorized, 66,860,522 and 65,084,992 shares issued and outstanding	6,685	6,508
Additional paid-in capital	167,180,697	163,441,655
Accumulated deficit	(176,196,598)	(165,793,571)
Total American Resources Corporation Stockholders’ Equity (Deficit)	(9,009,216)	(2,345,408)
Non controlling interest	(63,489)	-
Total stockholders’ deficit	(9,072,705)	(2,345,408)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,313,393	$42,867,702

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended September 30, 2022		For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021

Coal Sales	$9,441,366		$2,779,193	$34,442,413	$3,121,782
Metal Aggregating, Processing and Sales	4,988		20,510	45,507	48,385
Royalty Income	63,384		14,220	301,646	47,614

Total Revenue	9,509,738		2,813,923	34,789,566	3,217,781

Cost of Coal Sales and Processing	(6,955,403)		(3,068,847)	(15,415,398)	(4,813,688)
Accretion Expense	(356,303)		(305,636)	(987,744)	(916,909)
Depreciation	(602,503)		(495,676)	(1,858,886)	(1,364,220)
Amortization of Mining Rights	(311,685)		(314,765)	(926,764)	(938,135)
General and Administrative	(734,515)		(826,480)	(2,658,376)	(2,501,548)
Professional Fees	(302,732)		(287,414)	(889,157)	(1,191,397)
Production Taxes and Royalties	(1,185,970)		(215,681)	(2,791,455)	(883,339)
Development Costs	(3,692,774)		(5,142,306)	(22,009,368)	(10,009,860)

Total Operating Expenses	(14,141,885)		(10,656,805)	(47,537,148)	(22,619,096)

Net Loss from Operations	(4,632,147)		(7,842,882)	(12,747,582)	(19,401,315)

Other Income (loss)	36,224		(58,340)	194,381	(469,927)
Unrealized loss on trading securities	(1,960)		-	(9,562)	-
Gain (loss) on cancelation of debt	(362,377)		-	3,050,775	-
Amortization of debt discount and issuance costs	-		(3,179)	-	(8,637)
Interest Income	1,162		85,901	14,489	187,293
Interest expense	(310,681)		(1,095,021)	(969,018)	(2,260,965)
Total Other income (expense)	(637,632)		(1,070,639)	2,281,065	(2,552,236)

Net Income (Loss)	$(5,226,840)		$(8,913,521)	$(10,466,517)	$(21,953,551)

Less: Non-Controlling interest	42,939		-	63,489	-

Net loss attributable to American Resources Corporation shareholders	(5,226,840	) )	-	(10,403,028)	-

Net loss per common share - basic and diluted	$(0.08)		$(0.15)	$(0.16)	$(0.41)

Weighted average common shares outstanding	66,377,788		60,065,087	65,846,220	53,087,092

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH SEPTEMBER 30, 2021 AND JANUARY 1, 2022 THROUGH SEPTEMBER 30, 2022
UNAUDITED

Statement of Stockholders’ Deficit
September 30, 2021

	American Resources
	Common Stock
	Par value	0.0001		Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance December 31, 2020	42,972,762	$4,256	$113,279,448	$(133,289,247)	$(20,005,543)

Adjustment for Prior Year	-	40	114,991	(115,023)	8

Adjusted Opening Balance	42,972,762	4,296	113,394,439	(133,404,270)	(20,005,535)

Shares issued in conjunction with warrant and option conversions	1,705,508	171	2,257,541	-	2,257,712
Shares issued in connection with debt and payable conversions	4,757,628	476	10,131,508	-	10,131,984

Shares issued pursuant to restricted stock offering	425,000	43	1,274,957	-	1,275,000

Shares issued for services	10,000	1	9,999	-	10,000

Amortization of Warrant and Stock Option Expense	-	-	115,025	-	115,025

Net Loss	-	-	-	(6,389,857)	(6,389,857)

Balance March 31, 2021	49,870,898	4,987	127,183,469	(139,794,127)	(12,605,671)

Shares issued in connection with warrant and option conversions	25,000	3	11,700	-	11,703

Shares issued in connection with debt and payable conversions	380,289	38	625,237	-	625,276

Shares issued in connection with registered offering	8,600,000	860	27,942,140	-	27,943,000

Amortization of debt discount	-	-	(128,568)	-	(128,568)

Stock Compensation - Options	-	-	115,025	-	115,025

Net Loss	-	-	-	(6,650,174)	(6,650,174)

Balance June 30, 2021	58,876,187	$5,888	$155,749,003	$(146,444,301)	$9,310,590

Shares issued in connection with warrant and option conversions	2,000	-	2,100	-	2,100

Shares issued in connection with debt and payable conversions	1,951,531	195	2,635,380	-	2,635,385

Amortization of debt discount	-	-	(368,876)	-	(368,876)

Stock Compensation - Options	-	-	101,615	-	101,615

Net Loss	-	-	-	(8,913,521)	(8,913,521)

Balance September 30, 2021	60,829,718	$6,083	$158,119,222	$(155,357,822)	$2,767,483

The accompanying footnotes are integral to the unaudited consolidated financial statements

	Par value	0.0001		Accumulated	Non-controlling
	Shares	Amount	APIC	Deficit	interest	Total

Balance December 31, 2021	65,084,992	$6,508	$163,441,655	$(165,793,571)	$-	$(2,345,408)

Issuance of common shares for Warrant Conversion	488,594	50	665,341	-	-	665,391

Issuance of common shares for Conversion of debt and interest	582,885	58	622,152	-	-	622,210

Amortization of debt discount	-	-	(40,655)	-	-	(40,655)

Stock compensation - options	-	-	199,843	-	-	199,843

Net Loss	-	-		(2,745,018)	(7,884)	(2,752,902)

Balance March 31, 2022	66,156,471	6,616	164,888,336	(168,538,589)	(7,884)	(3,651,521)

Issuance of common shares for Conversion of debt and interest	451,250	45	1,199,955	-	-	1,200,000

Issuance of common shares for Warrant Conversion	5,364	-	8,064	-	-	8,064

Stock compensation - options	-	-	190,024	-	-	190,024

Net loss	-	-	-	(2,431,169)	(12,666)	(2,443,834)

Balance June 30, 2022	66,613,085	$6,661	$166,286,379	$(170,969,757)	(20,550)	$(4,697,267)

Issuance of common shares for payables conversion	172,000	17	601,983			602,000

Issuance of common shares for Warrant Conversion	55,437	5	83,151	-	-	83,156

Issuance of common shares for professional services	20,000	2	38,798			38,800

Stock compensation - options	-	-	170,385	-	-	170,385

Net loss	-	-	-	(5,226,840)	(42,939)	(5,269,779)

Balance September 30, 2022	66,860,522	$6,685	$167,180,697	$(176,196,598)	(63,489)	$(9,072,705)

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended	For the nine months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating activities:
Net loss	$(10,466,517)	$(21,953,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	(3,050,771)	-
Depreciation expense	1,858,886	1,364,220
Amortization of mining rights	926,764	938,136
Accretion expense	1,274,320	916,909
Amortization expense of right to use assets	(378,198)	-
Amortization of issuance costs and debt discount	-	4,095,688
Options expense	560,252	478,665
Warrant expense	756,611	-
Issuance of common shares for service	38,800	-

Change in current assets and liabilities:
Accounts receivable	(2,495,408)	(1,839,047)
Inventory	(730,023)	(148,840)
Prepaid expenses and other assets	(429,737)	(93,332)
Accounts payable	269,564	(2,709,020)
Accrued interest	(3,194)	(615,701)
Accounts payable - related party	(12,920)	1,638,973
Net cash (used in)/generated from operations	(11,881,575)	(17,441,221)

Cash Flows from Investing activities:
Cash used in investments in LLCs	(1,240,438)	(2,250,000)
Cash invested in note receivable	(335,000)	-
Cash received (paid) for PPE, net	5,052,912	(2,825,701)
Net cash (used in)/generated from investing activities	3,477,474	(5,075,701)

Cash Flows from Financing activities:
Principal payments on finance lease	(286,573)	-
Principal payments on debt	(1,604,003)	(641,409)
Proceeds from convertible note	-	600,000
Proceeds from the sale of common stock, net	-	29,218,000
Proceeds from debt	2,563,000	-
Proceeds from warrant conversions	-	2,269,425
Net cash (used in)/generated from financing activities	672,422	31,446,016

Increase(decrease) in cash and restricted cash	(7,731,677)	8,929,094

Cash and restricted cash, beginning of period	12,588,113	11,201,203

Cash and restricted cash, end of period	$4,856,436	$20,130,297

Supplemental Information
Cash paid for interest	$64,094	$42,426
Conversion of debt, interest and payables to common shares	$2,424,210	$8,485,384
Acquisition of right of use assets for lease obligations	$6,252,088	-

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

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other period. These financial statements should be read in conjunction with the Company’s 2021 audited financial statements and notes thereto which were filed on Form 10-K on March 30, 2022.

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

Restricted cash: As part of the Kentucky New Markets Development Program (See Note 3) an asset management fee reserve was set up in the amount of $116,115. The funds are held to pay annual asset management fees to an unrelated party through 2022. The balance as of September 30, 2022 and December 31, 2021 was $0 and $47,987, respectively.

During 2019 the Company established a reclamation bonding collateral fund for ERC Mining Indiana. The balance of the restricted cash being held totaled 250,000 and $250,000 as of September 30, 2022 and December 31, 2021.

During 2020, the Company established an escrow account for certain assumed liabilities in the PCR acquisition. The balance as of September 30, 2022 and December 31, 2021 was $0 and $347,070, respectively. The funds were used to pay for remaining assumed liabilities.

During 2020, the Company established an environmental escrow account with the Commonwealth of Kentucky. The balance as of September 30, 2022 and December 31, 2021 was $500,000 and $500,000, respectively.

During 2020, the Company established a reclamation bonding collateral fund for McCoy. The balance of the restricted cash being held totaled $105,770 and $105,770 as of September 2022 and December 31, 2021, respectively.

During 2021, the Company established a reclamation bonding collateral fund for WCC. The balance of the restricted cash being held totaled $231,201 and $231,201 as of September 30, 2022 and December 31, 2021.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the six months ended September 30, 2022 and June 30, 2021.

	September 30, 2022	September 30, 2021
Cash	$3,769,465	$19,121,714
Restricted Cash	1,086,971	1,008,583
Total cash and restricted cash presented in the consolidated statement of cash flows	$4,856,436	$20,130,297

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During the periods ending September 30, 2022 and 2021, $- and $- were incurred for loss on settlement on ARO, respectively.

The table below reflects the changes to our ARO:

Balance at December 31, 2021	$18,951,587
Accretion – nine months September 30, 2022	987,744
Reclamation work – nine months September 30, 2022	-
Reduction of ARO due to dispositions	-
Balance at September 30, 2022	$19,939,332

Balance at December 31, 2020	$17,855,304
Accretion – nine months September 30, 2021	916,909
Reclamation work – nine months September 30, 2021	-
Reduction of ARO due to dispositions	-
Balance at September 30, 2021	$18,772,213

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

Allowance for trade receivables as of September 30, 2022 and December 31, 2021 amounted to $0, for both periods. Allowance for other accounts receivables, including note receivables as of September 30, 2022 and December 31, 2021 amounted to $0 and $0, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of September 30, 2022 and December 31, 2021.

Prepaid Fees and Advance Royalties: Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced.

Inventory: Inventory consisting of mined coal is stated at the lower of cost (first in, first out method) or net realizable value.

Reclassifications: Reclassifications of prior periods have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2022 and December 31, 2021, property and equipment were comprised of the following:

	September 30, 2022	December 31, 2021
Processing and rail facility	$2,488,391	$11,591,273
Underground equipment	8,625,574	9,687,667
Surface equipment	2,389,863	3,201,464
Coal refuse storage	12,134,192	12,134,192
Mine Development	545,043	561,575
Construction in Progress	469,720	108,122
Land	1,617,435	1,572,435
Less: Accumulated depreciation	(13,205,626)	(15,953,575)

Total Property and Equipment, Net	$15,064,592	$22,903,154

Depreciation expense amounted to $602,503 and $495,676 for the three-month periods September 30, 2022 and September 30, 2021, respectively. Depreciation expense amounted to $1,858,886 and $1,364,220 for the nine-month periods September 30, 2022 and September 30, 2021, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Rare Earth Processing Equipment	5 Years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the three-month period ended September 30, 2022, principal reductions on long term debt totaled $325,191.

During the three-month period ended September 30, 2021, principal reductions on long term debt totaled $42,567.

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

On June 22,2022, American Rare Earth entered into a Financial Lease for equipment at 1716 Pleasant Street, Noblesville, IN 46060. The lease is for a period of three years with a monthly rate of $31,800. There is an option to purchase the equipment at the end of the lease for $1.

At September 30, 2022, right of use assets and liabilities were comprised of the following:

	September 30, 2022	September 30, 2021
Assets:
ROU asset	$5,511,517	$-

Liabilities
Current:
Operating lease liabilties	$88,791	$-
Financing lease liabilities	1,472,880	-
Non-current:
Operating lease liabilities	567,724	-
Financing lease liabilities	2,991,966	-

As of September 30, 2022, remaining maturities of lease liabilities were as follows:

	Operating	Finance
2023	88,791	1,472,880
2024	59,480	1,599,520
2025	64,382	1,392,446
2026	71,396	-
2027 and thereafter	372,466	-

NOTE 5 - RELATED PARTY TRANSACTIONS

Land Resources & Royalties

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending September 30, 2022, royalty expense incurred with LRR amounted to $113,218 and amounts advanced from LRR amounted $0 and amounts repaid amounted to $0. As of September 30, 2022, total amounts owed LRR amounted to $194,502. For the three-month period ending September 30, 2021, royalty expense incurred with LRR amounted to $199,289 and amounts advanced from LRR amounted to $0 and amounts repaid to LRR amounted to $0. As of September 30, 2021, total amounts owed LRR amounted to $41,317.

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

For the three-months ended September 30, 2022 amounts incurred under the agreement amounted to $1,052,139 and amounts paid totaled $900,028. For the three-months ended September 30, 2022, service charges covering members of the Company’s management amounted to $0.

For the nine-months ended September 30, 2022 amounts incurred under the agreement amounted to $4,677,415 and amounts paid totaled $2,801,506. For the six-months ended June 30, 2022, service charges covering members of the Company’s management amounted to $0.

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

American Opportunity Venture II, LLC

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of September 30, 2022, AOVII has had no operational activity.

Novusterra, Inc.

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. As of September 30, 2022, Novusterra has had no operational activity.

Land Betterment Exchange (LBX)

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of September 30, 2022, there is no market for the LBX Token and therefore no value has been assigned.

FUB Mineral LLC

On October 1, 2021, the Company invested $250,000 into FUB Mineral, LLC a company with common owners.

NOTE 6 – EQUITY TRANSACTIONS

Common Share Transactions

Employee stock compensation expense for the three-month period ending September 30, 2022 and 2021 amounted to $170,385 and $115,025 respectively.

Employee stock compensation expense for the nine-month period ending September 30, 2022 and 2021 amounted to $560,252 and $331,665 respectively.

Conversion of debt and interest for the three-month period ending September 30, 2022 and 2021 amounted to $602,000 and $624,537 respectively.

Conversion of debt and interest for the nine-month period ending September 30, 2022 and 2021 amounted to $2,424,210 and $10,253,912 respectively.

Issuance of common shares for professional services for the three-month period ending September 30, 2022 and 2021 amounted to $38,800 and $0 respectively.

Issuance of common shares for professional services for the nine-month period ending September 30, 2022 and 2021 amounted to $38,800 and $0 respectively.

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

On September 6, 2022, the Company issued 13,437 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $1.50.

On September 9, 2022, the Company issued 42,000 shares of Class A Common Stock based upon a cash pay warrant exercise. The share price at issuance was $1.50.

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

The Company uses the Black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

September 30, 2022
Expected Dividend Yield	0%
Expected volatility	87.97%
Risk-free rate	0.870%
Expected life of warrants	1.592-6.60 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) – December 31,2020	8,401,221	$1.135	2.152	$7,453,214
Granted	4,601,250	$3.531	4.814	$69,700
Forfeited or Expired	-	$-	-	$-
Exercised	1,732,508	$0.86	2.16	$7,038,153
Outstanding – September 30, 2021	11,296,963	$2.25	2.39	$4,221,721
Exercisable (Vested) – September 30, 2021	11,296,963	$2.25	2.69	$4,221,721

Exercisable (Vested) – December 31, 2021	10,213,764	$2.25	2.69	$121,018
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	248,051	$1.50	2.00	$-
Outstanding - September 30, 2022	9,965,713	$1.14	3.86	$49,193
Exercisable (Vested) - September 30, 2022	9,965,713	$1.14	3.86	$49,193

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2020	2,159,269	$1.606	5.660	$1,919,129
Exercisable (Vested) – December 31, 2020	888,659	$1.581	5.047	$749,470
Granted	325,000	$2.30	6.74	$105,000
Forfeited or Expired	275,000	$1.45	3.54	$199,500
Exercised	25,000	$1.640	6.562	$41,500
Outstanding – September 30, 2021	2,184,269	$1.67	5.369	$1,416,548
Exercisable (Vested) – September 30, 2021	1,134,268	$1.52	4.91	$774,380

Outstanding – December 31, 2021	4,209,269	$1.665	5.39	$3,186,870
Exercisable (Vested) – December 31, 2021	3,159,268	$1.517	4.91	$3,141,183
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - September 30, 2022	4,209,269	$1.980	6.49	$3,257,470
Exercisable (Vested) - September 30, 2022	4,209,269	$1.980	6.49	$3,257,470

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

NOTE 8 - SUBSEQUENT EVENTS

On October 21, 2022, American Resources Corporation’s (“American Resources” or the “Company”) and HG Ventures LLC, the corporate venture arm of The Heritage Group (collectively “Heritage”) entered into a Sales Purchase Agreement whereby Heritage agreed to sell all of its 7.5% ownership and interest in the Company’s subsidiary, ReElement Technologies LLC (formerly American Rare Earth LLC) (“ReElement”)and its Warrant to purchase an additional Membership Interest in ReElement, entered into on January 10, 2022 and filed with the Securities and Exchange Commission on Form 8-K on January 14, 2022, to American Resources for an undisclosed consideration paid by American Resources Corporation to HG Ventures LLC. Additionally and simultaneously, American Resources and HG Ventures mutually agreed to terminate their Collaboration Agreement (the “Termination Agreement” and collectively the “Agreements”) also established and entered into on January 10, 2022 and filed with the Securities and Exchange Commission on Form 8-K on January 14, 2022.

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

We have not classified, and as a result, do not have any “proven” or “probable” reserves as defined in United States Securities and Exchange Commission Industry 7Items 1300 through 1305 of Regulation S-K, and as a result, our Company and its business activities are deemed to be in the exploration stage until mineral deposits are defined on our properties.

McCoy Elkhorn Coal LLC

General:

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of two mines (Mine #15 and the Carnegie 1 Mine) in “hot idle” status, and one mine in development (Carnegie 2 Mine), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines in various stages of development or reclamation. McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal. The coal controlled at McCoy Elkhorn (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry 7Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry 7Items 1300 through 1305 of Regulation S-K.

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

Knott County Coal LLC

General:

Located primarily within Knott County, Kentucky (but with additional idled permits in Leslie County, Perry County, and Breathitt County, Kentucky), Knott County Coal is comprised of 22 idled mining permits (or permits in reclamation) and permits for one preparation facility: the idled Supreme Energy Preparation Plant. The idled mining permits are either in various stages of reclamation or being maintained as idled, pending any changes to the coal market that may warrant reinitiating production. The idled mines at Knott County Coal are primarily underground mines that utilize room-and-pillar mining. The coal controlled at Deane Mining (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry 7Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry 7Items 1300 through 1305 of Regulation S-K.

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

Deane Mining LLC

General:

Located within Letcher County and Knott County, Kentucky, Deane Mining is comprised of one idled underground coal mine (the Access Energy Mine), one idled surface mine (Razorblade Surface) and one idled coal preparation facility called Mill Creek Preparation Plant, along with 12 additional idled mining permits (or permits in reclamation). The idled mining permits are either in various stages of development, reclamation or being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Deane Mining (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry 7Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry 7Items 1300 through 1305 of Regulation S-K.

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

Wyoming County Coal LLC

General:

Located within Wyoming County, West Virginia, Wyoming County Coal is comprised of two idled underground mining permits and the three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. The two idled mining permits are undisturbed underground mines that are anticipated to utilize room-and-pillar mining. The coal controlled at Wyoming County Coal (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry 7Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” deposits under such definition and are classified as an “Exploration Stage” pursuant to Industry 7Items 1300 through 1305 of Regulation S-K.

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

Perry County Resources LLC

General:

Located primarily within Perry County, Kentucky, Perry County Resources LLC is comprised of one active underground mine (the E4-2 mine) and one active coal processing facility called the Davidson Branch Preparation Plant, along with two additional idled underground mining permits. The two idled mining permits are for underground mines and have been actively mined in the past and being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Perry County Resources (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Industry 7Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Industry 7Items 1300 through 1305 of Regulation S-K.

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

Results of Operations

Our consolidated operations had operating revenues of $9,509,738 and $34,789,566 for the three-months and nine-months ended September 30, 2022 and $2,813,923 and $3,217,781 operating revenue for the three-months and nine-months ended September 30, 2021.

For the three-months and nine-months ended September 30, 2022 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $5,226,840 and $10,403,028. For the three-months and nine-months ended September 30, 2021 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $ 8,913,521 and $21,953,551.

The primary driver for increase in revenue was an increase in coal production since the Covid-19 global pandemic.

For the three months ended September 30, 2022 and 2021, coal sales and processing expenses were $6,955,403 and $ 3,068,847 respectively, development costs, including loss on settlement of ARO were $3,692,774 and $5,142,306, respectively, and production taxes and royalties $1,185,970 and $ 215,681, respectively. Depreciation expense for the same periods ended September 30, 2022 and 2021 were $602,503 and $ 495,676 respectively. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the nine months ended September 30, 2022 and 2021, coal sales and processing expenses were $15,415,398 and $ 4,813,688 respectively, development costs, including loss on settlement of ARO were $22,009,368 and $ 10,009,860 , respectively, and production taxes and royalties $2,791,455 and $883,339, respectively. Depreciation expense for the same periods ended September 30, 2022 and 2021 were $1,858,886 and $1,364,220 respectively. Increase in coal sales and processing expenses were due to increase in mine development and expansion. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the three months ended September 30, 2022 and 2021, Other Income (Expense) amounted to $36,224 and $(58,340), respectively. For the nine months ended September 30, 2022 and 2021, Other Income (Expense) amounted to $194,381 and $(469,927), respectively. The primary driver of reduced Other Income (Expense) is less settlement expenses for the current period.

Liquidity and Capital Resources

As of September 30, 2022, our available cash was $3,769,465. From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common stock equity investments and loans.

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

For the nine months ending September 30, 2022 our net cash flow used in operating activities was $(11,881,575) and for the nine months ending September 30, 2021 the net cash flow used in operating activities was $10,445,808.

For the nine months ending September 30, 2022 and 2021 net cash proceeds from and (used in) investing activities were $3,477,474 and $(2,926,601) respectively.

For the nine months ending September 30, 2022 and 2021 net cash proceeds from financing activities were $672,424 and $31,299,579 respectively.

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

Based upon our evaluation, as of September 30, 2022, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2022 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: November 14, 2022	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board (Principal Executive Officer)

