Form 10-K/A
period 2021-12-31
American Resources Corp
filed 2022-11-18
CIK 1590715

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

EXPLANATORY NOTE

American Resources is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the period ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission on March 30, 2022, primarily for the purpose of incorporating disclosures regarding Items 1300 through 1305 of Regulation S-K.

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

We have not classified, and as a result, do not have any “proven” or “probable” reserves as defined in United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, our company and its business activities are deemed to be in the exploration stage until mineral reserves are defined on our properties.

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

McCoy Elkhorn Coal LLC

General:

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of one active mine (the Carnegie 1 Mine), one mine in “idle” status (the Mine#15 Mine), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines and permits in various stages of development or reclamation. McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal. The coal controlled at McCoy Elkhorn (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.

Mines:

Within the McCoy Elkhorn subsidiary, Carnegie 1 is deemed material under Items 1304 of Regulation S-K.

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. Mine #15 is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the stockpile to McCoy Elkhorn’s coal preparation facility. Mine #15 is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The coal from Mine #15 is stockpiled at the mine site and belted directly to the Company’s nearby coal preparation facilities. Production at Mine #15 re-commenced under Quest Energy’s ownership in September 2016. Mine #15 has the estimated capacity to produce up to approximately 40,000 tons per month of coal. The Company acquired Mine #15 as an idled mine, and since acquisition, the primary work completed at Mine #15 by the Company includes changing working sections within the underground mine, air ventilation enhancements primarily through brattice work and the use of overcasts and installing underground mining infrastructure as the mine advances due to coal extraction. In 2021, Mine #15 produced approximately 0 tons. In 2020, Mine #15 produced approximately 5,568.65 tons and sold the coal at an average price of $59.09 per ton. During 2021 and 2020, 100% and 100%, respectively, of the coal extracted from Mine #15 was high-vol “B” metallurgical coal quality, of which 100% was sold into the PCI market and 100% was sold into the metallurgical market, respectively.  The mineral available through Mine #15 is leased from various 3rd party mineral holders.  Coal mined from the lease requires a payment of greater of $2.50 per ton or 5% of gross sales price.

The Carnegie 1 Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie 1 Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie 1 Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie 1 Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Carnegie 1. Mine has the estimated capacity to produce up to approximately 10,000 tons per month of coal. The Company acquired the Carnegie 1 Mine as an idled mine, and since acquisition, the primary work completed at the Carnegie 1 Mine by the Company includes mine rehabilitation work in preparation for production, changing working sections within the underground mine, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. In 2021, the Carnegie 1 Mine produced approximately 7,889.63 tons and sold at an average of $138.00 per ton. In 2020, the Carnegie 1 Mine produced approximately 0 tons. During 2020 100% of the coal extracted from the Carnegie 1 Mine was high-vol “B” metallurgical coal quality, of which 100% was sold into the metallurgical market.  The mineral being mined through Carnegie 1 is leased from a 3rd party professional mineral company.  Coal mined from the lease requires a payment of greater of $1.75 per ton or 6% of gross sales price.

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

Below is a map showing the material properties at McCoy Elkhorn:

Knott County Coal LLC

General:

Located primarily within Knott County, Kentucky (but with additional idled permits in Leslie County, Perry County, and Breathitt County, Kentucky), Knott County Coal is comprised of one active mine (the Wayland Surface Mine) and 22 idled mining permits (or permits in reclamation), including the permits associated with the idled Supreme Energy Preparation Plant. The idled mining permits are either in various stages of planning, idle status or reclamation. The idled mines at Knott County Coal are primarily underground mines that utilize room-and-pillar mining. The coal controlled at Knott County Coal (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.

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

Below is a map showing the location of the idled Supreme Energy Prep Plant, Raven Prep Plant, Loadouts, and plant impoundments at Knott County Coal:

Deane Mining LLC

General:

Located within Letcher County and Knott County, Kentucky, Deane Mining LLC is comprised of one active underground coal mine (the Access Energy Mine), one active surface mine (Razorblade Surface) and one active coal preparation facility called Mill Creek Preparation Plant, along with 12 additional idled mining permits (or permits in reclamation). The idled mining permits are either in various stages of development, reclamation or being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Deane Mining (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.

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

Below is a map showing the material properties at Deane Mining:

Wyoming County Coal LLC

General:

Located within Wyoming County, West Virginia, Wyoming County Coal is comprised of two idled underground mining permits and the three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. The two idled mining permits are undisturbed underground mines that are anticipated to utilize room-and-pillar mining. The coal controlled at Wyoming County Coal (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.

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

Below is a map showing the location of the idled Pioneer Prep Plant, Hatcher rail Loadout, and Simmons Fork Refuse Impoundment at Wyoming County Coal:

Perry County Resources LLC

General:

Located primarily within Perry County, Kentucky, Perry County Resources LLC is comprised of one active underground mine (the E4-2 mine) and one active coal processing facility called the Davidson Branch Preparation Plant, along with two additional idled underground mining permits. The two idled mining permits are for underground mines and have been actively mined in the past and being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Perry County Resources (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.

Mines:

Within the Perry County subsidiary, E4-2 mine is deemed material under Items 1304 of Regulation S-K.

The E4-2 mine is an underground mine in the Elkhorn 4 (aka the Amburgy) coal seam located near the town of Hazard, Kentucky. The E4-2 mine is mined via room-and-pillar mining methods using both continuous miners and continuous haulage systems, and the coal is belted directly from the mine to the raw coal stockpile at the Davidson Branch Preparation Plant less than a mile away. The E4-2 mine is currently a “company-run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Company acquired the E4-2 mine as an active mine, and since acquisition in September 2019, the primary work at the E4-2 mine has been rehabilitation of existing infrastructure to increase the operational efficiencies of the mine, including replacing belt structure, repairing equipment, replacing underground mining infrastructure, and installing new mining infrastructure as the mine advances due to coal extraction. The E4-2 mine has the estimated capacity to produce up to approximately 80,000 tons per month of coal. The mineral available through the E4-2 mine is partially owned by the Company and partially leased from various mineral holders.  The lease terms are the greater of $1.50 per ton or 6% of gross sales price.

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

Results of Operations.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020.

Revenues.

Revenues for the year ended December 31, 2021 were $7,755,306 and 2020 were $1,059,691, respectively. The primary drivers for revenue increase was additional demand for coal since Covid-19.  Trends which led to revenue growth were the re-opening of our mines after Covid-19 lock down and demand for our coal and the products that it is used in.  To meet specific demand and customer requests, Perry County and Carnegie 1 were re-opened.  These two mines were re-opened before others because they offered the desired quality of our customers while focusing on the steel and specialty markets.

Contribution of revenues:

Year ended 2021

For the year ended 2021, tons sold to steel making end users amounted to 60,512 with a realized sales price of $75.39.

For the year ended 2021, tons sold to industrial and specialty end users amounted to 28,333,408 with a realized sales price of $112.46.For the year ended 2021, 87% of coal sales revenue was contributed by Perry County and 13% of coal sales revenue was contributed by McCoy.  The reason for the difference in sales contribution is that Perry County commenced operations post Covid-19 lockdown before McCoy did.

Year ended 2020

For the year ended 2020, tons sold to steel making end users amounted to 6,569 with a realized sales price of $59.09.

For the year ended 2020, tons sold to industrial and utility end users amounted to 1,099.98 with a realized sales price of $58.24.

For the year ended 2020, 88% of coal sales revenue was contributed by McCoy and 12% of coal sales revenue was contributed by Perry.  The reason for the difference in sales contribution is that Perry County shut down first due to Covid-19 lockdown.

Expenses.

Total Operating Expenses for the year ended December 31, 2021 were $36,088,714 and 2020 were $17,507,056, respectively. The primary driver for the increase in operating expenses was restarting production in the mines due to an increase of demand since Covid-19.  Trends which led to higher expenses are inflation in labor and consumable goods.

To meet specific demand and customer requests, Perry County and Carnegie 1 were re-opened with updated mine plans and more efficient long term operating structure.  This re-working included one time development costs for expanding and increasing efficient capacity at the operating locations.

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

The Company will use a combination of cash proceeds from operations, conversation of common stock warrants, issuance of common stock for cash or for debt conversion and issuance of new debt instruments to satisfy both short term and long term obligations, including the settlement of payables and debt that are in default of their original agreements.

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

Short-term and Long-term debt consisted of the following at December 31, 2021 and 2020:

	2021	2020

Equipment Loans - ACC

Note payable to an unrelated company in monthly installments of $1,468, With interest at 6.95%, through maturity in March 2021, when the note is due in full. The note is secured by equipment and a personal guarantee by an officer of the Company.	6,106	22,720
On October 19, 2017, ACC entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $90,400. The agreement calls for monthly payments until maturity of October 19, 2019 and interest of 9.95%. The note is secured by the equipment purchased. The balance of the note was repaid with cash during 2021.	-	136
On October 20, 2017, ACC entered into an equipment financing agreement with an unaffiliated entity, Inc. to purchase certain surface equipment for $50,250. The agreement calls for monthly payments until maturity of October 20, 2019 and interest of 10.60%. The note is secured by the equipment purchased.	-	5,166
On December 7, 2017, ACC entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $56,900. The agreement calls for an interest rate of 8.522%, monthly payments until maturity of January 7, 2021. The note is secured by the equipment purchased. The balance of the note was repaid with cash during 2021.	11,082	32,596
On January 25, 2018, ACC entered into an equipment loan agreement with an unrelated party in the amount of $346,660. The agreement calls for monthly payments of $11,360 until maturity date of December 24, 2020 and carries an interest rate of 9%. The loan is secured by the underlying surface equipment purchased by the loan. Loan proceeds were used directly to purchase equipment.	141,689	169,749
On May 9, 2018, ACC entered into a loan agreement with an unrelated party in the amount of $1,000,000 with a maturity date of September 24, 2018 with monthly payments of $250,000 due beginning June 15, 2018. The note is secured by the assets and equity of the company and carries an interest rate of 0%. Proceeds of the note were split between receipt of $575,000 cash and $425,000 payment for new equipment. No payments have been made on the note which is in default. The note is secured by the equipment purchased by the note and a personal guarantee of an officer.	1,000,000	1,000,000

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

Customer Loan Agreement – ARC

On December 31, 2018, the Company entered into a loan agreement with an unrelated party. The loan is for an amount up to $6,500,000 of which $3,000,000 was advanced on December 31, 2018 and $3,500,000 was advanced During 2019. The promissory agreement carries interest at 5% annual interest rate and payments of principal and interest shall be repaid at a per-ton rate of coal sold to the lender. The outstanding amount of the note has a maturity of April 1, 2020. The note is secured by all assets of the Company. Loan issuance costs totaled $41,000 as of December 31, 2018. The balance of the note was repaid with the issuance of company common shares during 2021.

	$-	$3,967,997

Sales Financing Arrangement ARC

During May 2018, the company entered into a financing arrangement with two unrelated parties. The notes totaled $2,859,500, carried an original issue discount of $752,535, interest rate of 0% and have a maturity date of January 2019 and are secured by future receivables as well as personal guarantees of two officers of the company. As of December 31, 2019 and 2018, unamortized original issue discount totaled $0 and $88,685 and unamortized loan issuance costs totaled $0 and $4,611, respectively. On April 1, 2020, the outstanding balance of $375,690.37 of this note was converted into a senior convertible note. (See Note 10)

	-	454,417

Equipment Loans – ERC

Equipment lease payable to an unrelated company in 48 equal payments of $771 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The balance of the note was repaid with cash during 2021.	-	9,902

Equipment lease payable to an unrelated company in 48 equal payments of $3,304 with an interest rate of 5.25% with a balloon payment at maturity of July 31, 2019. The note is secured by equipment and a corporate guarantee from Quest Energy Inc. The balance of the note was repaid with cash during 2021.	-	62,722

Equipment Loans - McCoy

On May 2, 2017, ACC entered into an equipment purchase agreement with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $250,000 which carries 0% interest. Full payment was due September 12, 2017. The note is secured by the equipment purchased with the note. The balance of the note was repaid with the issuance of company common shares during 2021.	-	73,500

On June 12, 2017, ACC entered into an equipment purchase Agreement, which carried interest at 0% with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $22,500. Full payment was due September 12, 2017. The note is secured by the equipment purchased with the note. The balance of the note was repaid with the issuance of company common shares during 2021.	-	22,500

On September 25, 2017, ACC entered into an equipment purchase Agreement, which carries 0% interest with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $350,000. The agreement provided for $20,000 monthly payments until the balance is paid in full. The note matures on September 25, 2019, and the note is in default. The note is secured by the equipment purchased with the note.	181,736	187,041

Accounts Receivable Factoring Agreement Factoring Arrangements

On December 19, 2019, the Company entered into a factoring arrange with an unrelated party. The arrangement is separated into two components. The first component is a promissory note in the amount of $1,189,223 with interest equaling 1.61% and a due date of December 31, 2021. The principal will be repaid out of future sales and the note is secured by certain fixed assets of PCR. The second component is advance of customer invoices totaling 2,200,486. The advances bear interest at 7% plus a $1 per ton fee and were re-paid in January 2020, from customer receipts.	-	1,274,034

A customer of the Company advanced $550,000 for inventory. The advance is unsecured and bears no interest and will be recouped by future sales to the customer. The balance of the note was repaid with the issuance of company common shares during 2021.	-	187,914

Kentucky New Markets Development Program

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5. This note was forgiven pursuant to the loan agreement.	-	4,117,139

Quest Processing - loan payable to Community Venture Investment XV, LLC, with interest only payments due quarterly until March 2023, at which time quarterly principal and interest payments are due. The note bears interest at 3.698554% and is due March 7, 2046. The loan is secured by all equipment and accounts of Quest Processing. See Note 5. This note was forgiven pursuant to the loan agreement.	-	1,026,047

Less: Debt Discounts and Loan Issuance Costs	-	(405,667)

Total note payables, net of discount	5,832,124	16,328,447
Less: Current maturities	5,283,647	10,997,692

Total Long-term note payables, net of discount	$548,477	$5,330,752

Convertible notes payable consisted of the following at December 31, 2021 and 2020:

	2021	2020

ARC

In 2020, the Company created a convertible debt offering. The debt matures in two years, with interest at 12.5% capitalizing monthly.	9,232,685	15,128,480

Less: Debt Discounts	(40,655)	(827,573)

Total convertible note payables, net of discount	9,192,030	14,300,907

Affiliate notes consisted of the following at December 31, 2021 and 2020:

	2021	2020

Notes payable to affiliate, due on demand with no interest and is uncollateralized. Equipment purchasing was paid by an affiliate resulting in the note payable.	$74,000	$74,000

Total affiliate note payables	74,000	74,000

Total interest expense was $4,159,813 in 2021 and $3,383,294 in 2020.

Future minimum principal payments, interest payments and payments on capital leases are as follows:

Payable In	Loan Principal

2022	5,850,846
2023	9,168,889
2024	-
2025	-
2026	-
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

Condensed Summary Financials as Of December 31, 2021:

AOV	December 31, 2021

Balance Sheet

Assets

Investment in American Acquisition Opporutnity Inc	$4,500,000

Assets	$4,500,000

Liabilities	$-

Members Equity	$4,500,000

Total Liabilities and Members' Equity	$4,500,000

American Opportunity Venture II, LLC

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of June 30, 2022, AOVII has had no operational activity.

Condensed Summary Financials as Of December 31, 2021:

AOV II	December 31, 2021

Balance Sheet

Assets

Deposits	$25,000

Assets	$25,000

Liabilities	$-

Members Equity	$25,000

Total Liabilities and Members' Equity	$25,000

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

Condensed Summary Financials as Of December 31, 2021:

ASSETS	December 31, 2021

Current assets:
Cash and cash equivalents	$196,623
Total current assets	196,623

Non-current assets:
Intangible assets	450,221
Operating lease right-of-use asset	478,369
Total non-current assets	928,590

Total Assets	$1,125,213

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payables	$7,699
Accrued interest	-
Other current liabilities	145,934
Current portion of operating lease liabilities	37,326
Total current liabilities	190,959
Long term debt, net of current portion	-
Operating lease liabilities, less current portion	443,503

Total liabilities	634,462

Commitments and contingencies

Stockholders’ Equity
Preferred stock - no par value; 400,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	-
Class A Common stock - no par value; 2,600,000,000 shares and 2,400,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 10,481,347 shares and 832,670 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	801,359
Class B Common stock - no par value; 0 shares and 200,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares and 3,666,667 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-
Accumulated deficit	(310,608
Total stockholders’ equity	490,751

Total Liabilities and Stockholders’ Equity	$1,125,213

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

