Form 10-K/A
period 2021-12-31
American Resources Corp
filed 2023-02-10
CIK 1590715

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

EXPLANATORY NOTE

American Resources is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the period ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission on March 30, 2022, primarily for the purpose of incorporating disclosures regarding Items 1300 through 1305 of Regulation S-K.

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

McCoy Elkhorn Coal LLC

General:

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of one active mine (the Carnegie 1 Mine), one mine in “idle” status (the Mine#15 Mine), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines and permits in various stages of development or reclamation. The address for the Bevins #1 and #2 preparation facilities is 2069 Highway 194 E Meta, KY 41501.  The address for Mine #15 is 2560 Highway194 E Meta, KY 41501.  The address for Carnegie 1 is 209 Meathouse Fork Kimper, KY 41502.

McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal.

The coal controlled at McCoy Elkhorn (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.  Approximate coal deposits owned is 0 tons and leased by McCoy Elkhorn totals 11,287,904 tons.  The current leases contain minimum annual payments of $20,000 and production royalty payments of 7% of gross sales price.

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

Below is a map showing the material properties at McCoy Elkhorn:

Knott County Coal LLC

General:

Located primarily within Knott County, Kentucky (but with additional idled permits in Leslie County, Perry County, and Breathitt County, Kentucky), Knott County Coal is comprised of one active mine (the Wayland Surface Mine) and 22 idled mining permits (or permits in reclamation), including the permits associated with the idled Supreme Energy Preparation Plant. The idled mining permits are either in various stages of planning, idle status or reclamation. The idled mines at Knott County Coal are primarily underground mines that utilize room-and-pillar mining. The coal controlled at Knott County Coal (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.  Approximate coal deposits owned by Knott County is 0 tons and leased by Knott County totals 3,206,713 tons.  The current leases contain minimum annual payments of $0 and production royalty payments of the great of $1.50 per clean ton or 6% of gross sales price.

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

Below is a map showing the location of the idled Supreme Energy Prep Plant, Raven Prep Plant, Loadouts, and plant impoundments at Knott County Coal:

Deane Mining LLC

General:

Located within Letcher County and Knott County, Kentucky, Deane Mining LLC is comprised of one active underground coal mine (the Access Energy Mine), one active surface mine (Razorblade Surface) and one active coal preparation facility called Mill Creek Preparation Plant, along with 12 additional idled mining permits (or permits in reclamation). The idled mining permits are either in various stages of development, reclamation or being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Deane Mining (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.  Approximate coal deposits owned by Deane Mining is 0 tons and leased by Deane Mining totals 0 tons.

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

Below is a map showing the material properties at Deane Mining:

Wyoming County Coal LLC

General:

Located within Wyoming County, West Virginia, Wyoming County Coal is comprised of two idled underground mining permits and the three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. The two idled mining permits are undisturbed underground mines that are anticipated to utilize room-and-pillar mining. The coal controlled at Wyoming County Coal (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.  Approximate coal deposits owned by Wyoming County is 5,668,115 tons and leased by Knott County totals 0 tons.

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

Below is a map showing the location of the idled Pioneer Prep Plant, Hatcher rail Loadout, and Simmons Fork Refuse Impoundment at Wyoming County Coal:

Perry County Resources LLC

General:

Located primarily within Perry County, Kentucky, Perry County Resources LLC is comprised of one active underground mine (the E4-2 mine) and one active coal processing facility called the Davidson Branch Preparation Plant, along with two additional idled underground mining permits. The E4-2 mine and Davidson Branch Preparation Plan are located at 1845 KY-15 Hazard, KY 41701.

The two idled mining permits are for underground mines and have been actively mined in the past and being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Perry County Resources (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.  Approximate coal deposits owned by Perry County is 0 tons and leased by Perry County totals 58,108,612 tons.  The current leases contain minimum annual payments of $12,000 and production royalty payments ranging from 6% to 7% of gross sales price.

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

Below is a map showing the location of the Davidson Prep Plant, Bluegrass 4 rail Loadout, and E4-2 Mine at Wyoming County Coal:

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

The coal controlled at ERC (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.  Approximate coal deposits owned by ERC is 4,383,298 tons and leased by ERC totals 0 tons.  All of the deposits are in reclamation.

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

Permits:

ERC holds one permit that covers the Gold Star Mine, processing plant, rail loadout, and related infrastructure which are in reclamation status.

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

