Form 10-K
period 2022-12-31
American Resources Corp
filed 2023-03-31
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $77,628,145.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of March 31, 2023 was 78,213,454 shares.

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

Fiscal Year Ended December 32, 2021

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of American Resources Corporation for the year ended December 31, 2022 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On January 5, 2017, American Resources Corporation (ARC) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (“Quest Energy”), a private company incorporated in the State of Indiana on May 2015 with offices at 12115 Visionary Way, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky and western West Virginia. On November 25, 2020, Quest Energy changed its name to American Carbon Corp. (American Carbon)

American Carbon currently has seven coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining), Wyoming County Coal LLC (Wyoming County), Quest Processing LLC (Quest Processing), Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers and specialty products.

Efforts to diversify revenue streams have led to the establishment of additional subsidiaries; American Metals LLC (AM) which is focused on the recovery and sale of recovered metal and steel and American Rare Earth LLC (ARE) which is focused on the aggregation and monetization of critical and rare earth element deposits and end of life magnets and batteries.  During 2022, American Rare Earth LLC changed its name to ReElement Technologies, LLC. (ReElement)

We have not classified, and as a result, do not have any “proven” or “probable” reserves as defined in United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, our company and its business activities are deemed to be in the exploration stage until mineral reserves are defined on our properties.

Since mid-2019, we have not mined or sold coal which is sold into the thermal coal markets. All production and future investment will be for the mining of metallurgical coal. The following table is presented for historical purposes.

Historic Metallurgical Coal Prices		Historic CAPP Thermal Coal Prices
Year End	Hampton Road Index HCC - High	Year End	Big Sandy / Kanawha Rate District
2014	$100.35	2014	$56.00
2015	$80.25	2015	$45.55
2016	$223.00	2016	$50.65
2017	$210.00	2017	$60.90
2018	$205.34	2018	$68.12
2019	$135.00	2019	$60.30
2020	$101.00	2020	$54.35
2021	$342.00	2021	$92.50
2022	$364.53	2022	$148.57

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

Mines:

Within the McCoy Elkhorn subsidiary, Carnegie 1 is deemed material under Items 1304 of Regulation S-K.

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. Mine #15 is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the stockpile to McCoy Elkhorn’s coal preparation facility. Mine #15 is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The coal from Mine #15 is stockpiled at the mine site and belted directly to the Company’s nearby coal preparation facilities. Production at Mine #15 re-commenced under Quest Energy’s ownership in September 2016. Mine #15 has the estimated capacity to produce up to approximately 40,000 tons per month of coal. The Company acquired Mine #15 as an idled mine, and since acquisition, the primary work completed at Mine #15 by the Company includes changing working sections within the underground mine, air ventilation enhancements primarily through brattice work and the use of overcasts and installing underground mining infrastructure as the mine advances due to coal extraction. In 2022, Mine #15 produced approximately 0 tons. In 2021, Mine #15 produced approximately 0 tons. During 2022 and 2021, 100% and 100%, respectively, of the coal extracted from Mine #15 was high-vol “B” metallurgical coal quality, of which 100% was sold into the PCI market and 100% was sold into the metallurgical market, respectively.  The mineral available through Mine #15 is leased from various 3rd party mineral holders.  Coal mined from the lease requires a payment of greater of $2.50 per ton or 5% of gross sales price.

The Carnegie 1 Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie 1 Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie 1 Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie 1 Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Carnegie 1. Mine has the estimated capacity to produce up to approximately 10,000 tons per month of coal. The Company acquired the Carnegie 1 Mine as an idled mine, and since acquisition, the primary work completed at the Carnegie 1 Mine by the Company includes mine rehabilitation work in preparation for production, changing working sections within the underground mine, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. In 2022, the Carnegie 1 Mine produced approximately 105,607 tons and sold at an average of $233.11 per ton. In 2021, the Carnegie 1 Mine produced approximately 7,889.63 tons and sold at an average of $138.00 per ton. During 2021 100% of the coal extracted from the Carnegie 1 Mine was high-vol “B” metallurgical coal quality, of which 100% was sold into the metallurgical market.  The mineral being mined through Carnegie 1 is leased from a 3rd party professional mineral company.  Coal mined from the lease requires a payment of greater of $1.75 per ton or 6% of gross sales price.

The Carnegie 2 Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2021, mine development began and operations at the Carnegie 2 Mine started in August 2022 and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie 2 Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Carnegie 2. Mine has the estimated capacity to produce up to approximately 10,000 tons per month of coal. In 2022, the Carnegie 2 Mine produced approximately 6,200 tons and sold at an average of $233.11 per ton. In 2021, the Carnegie 2 Mine produced approximately 0 tons. During 2022 100% of the coal extracted from the Carnegie 2 Mine was high-vol “B” metallurgical coal quality, of which 100% was sold into the metallurgical market.  The mineral being mined through Carnegie 1 is leased from a 3rd party professional mineral company.  Coal mined from the lease requires a payment of greater of $1.75 per ton or 6% of gross sales price.

American Carbon acquired the PointRock Mine in April 2018. On May 8, 2020, the PointRock Mine permits were released from the Company’s control upon the settlement agreement with Empire.

Beginning in January 2020 through the report date, Mine #15 and Carnegie 1 mines were idled due to the adverse market effects Covid-19 global pandemic. The Carnegie 1 mine restarted during October 2021.   The Carnegie 2 mine commenced operations in August 2022.

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

Mines:

The Wayland Surface Mine is a surface waste-rock reprocessing mine in a variety of coal seams (primarily the Upper Elkhorn 1 coal seam) located near Wayland, Kentucky. The Wayland Surface Mine is mined via area mining through the reprocessing of previously processed coal, and the coal is trucked approximately 22 miles to the Mill Creek Preparation Plant at Deane Mining, where it is processed and sold. The Wayland Surface Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. During June 2018, production at the Wayland Surface Mine commenced under Quest Energy’s ownership. The associated permit was purchased during May 2018. Since acquisition, the primary work completed at the Wayland Surface Mine has been removing overburden to access the coal. The Wayland Surface Mine has the estimated capacity to produce up to approximately 15,000 tons per month of coal and started production in mid-2018 with nominal coal extracted and sold as thermal coal. In 2022, the Wayland Surface Mine produced approximately 0 tons. In 2021, the Wayland Surface Mine produced approximately 0 tons. During 2022, the Wayland Surface Mine was idled due to the company’s focus on the metallurgical and industrial markets.

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

Mines:

Access Energy is a deep mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Company acquired Access Energy as an idled mine, and since acquisition, the primary work completed at Access Energy by the Company includes mine rehabilitation work in preparation for production, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. Access Energy has the estimated capacity to produce up to approximately 20,000 tons per month of coal. In 2022, Access Energy produced approximately 0 tons. In 2021, Access Energy produced approximately 0 tons. During 2019, the permit related to the Access Energy mine was idled and is not expected to produce again under the Company’s control due to the continued focused on the metallurgical and industrial markets.

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

In 2022, the E4-2 mine produced approximately 105,577.11 tons and sold the coal at an average price of $153.43. During the period of ownership by the Company, 100% of the coal sold was sold as industrial stoker and PCI.

In 2021, the E4-2 mine produced approximately 79,546.75 tons and sold the coal at an average price of $83.17. During the period of ownership by the Company, 100% of the coal sold was sold as industrial stoker and PCI.

Beginning in January 2020, The E4-2 mine was idled due to the adverse market effects Covid-19 global pandemic.  The E4-2 Mine was restarted during March 2021.  During 2022, the E4-2 Mine was idled due to regional historic flooding and the declared national emergency.

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

Below is a map showing the location of the Davidson Prep Plant, Bluegrass 4 rail Loadout, and E4-2 Mine at Perry County Resources:

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

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. During the year ended December 31, 2022, coal sales came from the Company’s Perry’ E4-2 mine and McCoy’s Carnegie 1 and 2 mines. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

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

Abandoned Mine Lands Fund

SMCRA also imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the AML Fund, which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.224 per ton for surface mined coal and $0.096 per ton for underground mined coal. These fees are currently scheduled to be in effect until December 31, 2022.

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

Although our current bonding capacity approved by our sureties, Lexon Insurance Company and Continental Heritage, is substantial and enough to cover our current and anticipated future bonding needs, this amount may increase or decrease over time. As of December 31, 2022, and 2021, we had outstanding surety bonds at all of our mining operations totaling approximately $30.94 million and $31.28 million, respectively. While we anticipate reducing the outstanding surety bonds through continued reclamation of any of our permits, that number may increase should we acquire additional mining permits, acquire additional mining operations, expand our mining operations that result in additional reclamation bonds, or if any of our sites encounters additional environmental liability that may require additional reclamation bonding. While we intend to maintain a credit profile that eliminates the need to post collateral for our surety bonds, our surety has the right to demand additional collateral at its discretion.

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

Property

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $5,869 per month in rent for the office space and the rental lease expires December 2032.

We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $1,702 per month rent and the rental lease expires January 1, 2030.

On August 17, 2021, ReElement entered into a Commercial Land Lease sublease agreement with Land Betterment for nearly 7 acres of land for the purpose of building a commercial grade critical element purification facility. The sublease is for the period of 5 years with a rate of $3,500 a month.

On October 8, 2021, ReElement entered into a Commercial Lease for 6,700 square feet of warehouse space for the purpose of building a commercial grade critical element purification facility. This for the period of 2 years with a rate of $4,745.83 a month.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy Elkhorn’s Carnegie 1 and 2 Mines and Perry’s E4-1 mine and are primarily run by contract labor under Company management and direction, and the Company’s various coal preparation facilities are run by contract labor.

The Company currently has approximately 17 direct employees. The Company is headquartered in Fishers, Indiana with four members of the Company’s executive team based at this location.

Item 1A. Risk Factors.

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $5,869 per month in rent for the office space and the rental lease expires December 2032.

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

On October 8, 2021, American Rare Earth entered into a Commercial Lease for 6,700 square feet of warehouse space for the purpose of building a commercial grade critical element purification facility. This for the period of 2 years with a rate of $4,745.83 a month.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A Common Stock (also referred to as common stock or shares) is presently traded on the NASDAQ Capital Market under the ticker symbol AREC. Our common stock has been thinly traded since our Company’s inception. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future. The following table sets forth information as reported by the Nasdaq Capital Markets for the high and low bid and ask prices for each of the eight quarters ending December 31, 2022 for our common stock. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2021
March 31	$8.02	$1.08
June 30	4.20	2.59
September 30	2.64	1.75
December 31	$2.67	$1.59
Quarters ending in 2022
March 31	$2.64	$2.32
June 30	1.45	1.37
September 30	2.74	2.60
December 31	$1.33	$1.21

(b) Holders

As of March 30, 2023, the Company had 153 Class A Common Stock shareholders of record holding 78,213,454 shares of our Class A Common Stock issued and outstanding. This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 49,847,753 Class A Common Stock. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Recent Sales of Unregistered Securities.

CLASS A COMMON STOCK

During the periods ending December 31, 2022 and December 31, 2021, the Company engaged in the sale of its unregistered securities as described below. The shares of our Class A Common Stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our Class A Common Stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

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

During 2021, the Company re-purchased 0 shares of Class A Common Stock pursuant to stock re-purchase program.

During 2022, the Company issued 1,587,916 share of Class A Common Stock pursuant to warrant conversions.

During 2022, the Company issued 6,242,859 shares of Class A Common Stock pursuant to debt conversions.

During 2022, the Company issued 137,250 shares of Class A Common Stock pursuant to various consulting arrangements.

During 2022, the Company re-purchased 86,410 shares of Class A Common Stock pursuant to stock re-purchase program.

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

SERIES B PREFERRED STOCK

Our certificate of incorporation authorizes our Board of Directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series B Preferred stock, par value $0.001 per share, covering up to an aggregate of 20,000,000 shares of Series B Preferred stock. The Series B Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board of Directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of December 31, 2022, and 2021, 0 shares of Series B Preferred stock are outstanding, respectively. The amount outstanding as of 2017 includes 850,000 shares of Series B Preferred stock issued to investors and 53,157 shares of Series B Preferred stock issued as part of the 8.0% annual dividend that is accrued and paid in-kind, as described below.

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

During July and September 2022, the Company issued 2,675,000 Employee Stock options under the current plan.  The individual option awards vest over a period of 1 to 9 years.

On July 28, 2022, the Company issued Common Stock Purchase Warrant “A-12” in conjunction with a IR Services. The warrant provides the option to purchase 60,000 Class A Common Shares at a price of $3.50. The warrants expire on July 28, 2026.

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

Results of Operations.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021.

Revenues.

Revenues for the year ended December 31, 2022 were $39,474,269 and 2021 were $7,755,306, respectively. The primary drivers for revenue increase was additional demand for coal since Covid-19.  Trends which led to revenue growth were the re-opening of our mines after Covid-19 lock down and demand for our coal and the products that it is used in.  To meet specific demand and customer requests, Perry County and Carnegie 1 were re-opened.  These two mines were re-opened before others because they offered the desired quality of our customers while focusing on the steel and specialty markets.

Contribution of revenues:

Year ended 2022

For the year ended 2022, tons sold to steel making end users amounted to 105,607.10 with a realized sales price of $233.11. Steelmaking coal was contributed by McCoy Elkhorn’s Carnegie 1 and Carnegie 2 mines.

For the year ended 2022, tons sold to industrial and specialty end users amounted to 105,577.11 with a realized sales price of $153.43.  For the year ended 2022, 100% of coal sales revenue was contributed by Perry County for industrial and specialty end users.

Year ended 2021

For the year ended 2021, tons sold to steel making end users amounted to 7,889.63 with a realized sales price of $138.00.  Steelmaking coal was contributed by McCoy Elkhorn’s Carnegie 1 mine for the year ended 2021.

For the year ended 2021, tons sold to industrial and utility end users amounted to 79,546.75 with a realized sales price of $83.17.  For the year ended 2021, 100% of coal sales revenue was contributed by Perry County for industrial and specialty end users.

Expenses.

Total Operating Expenses for the year ended December 31, 2022 were $63,471,633 and 2021 were $36,088,714, respectively. The primary driver for the increase in operating expenses was restarting production in the mines due to an increase of demand since Covid-19.  Trends which led to higher expenses are inflation in labor and consumable goods.

To meet specific demand and customer requests, Perry County and Carnegie 1 were re-opened with updated mine plans and more efficient long term operating structure.  This re-working included one time development costs for expanding and increasing efficient capacity at the operating locations.

Total Other Income/(Expenses) for the period ended December 31, 2022 were $312,179 and 2021 were $(232,994), respectively.

Financial Condition.

Total Assets as of December 31, 2022 amounted to $55,916,349 and 2021 amounted to $42,872,702, respectively. The primary driver for the higher asset balance was an increase in cash from debt and equity.

Total Liabilities as of December 31, 2022 amounted to $55,631,653 and 2021 amounted to $45,218,110, respectively. The primary drivers for the decrease in liability balance was execution of convertible debt.

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

Business Effect of Covid-19.

During 2022 and 2021, the worldwide COVID-19 outbreak has resulted in muted demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. These recent developments are expected to result in lower sales and gross margins. Because of the adverse market conditions caused by the global pandemic the Company’s operations were idled in January 2020 and resumed during December 2020.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2022.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate the concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

As of December 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2022:

Due to the Company’s insufficient number of staff performing accounting and reporting functions, there is a lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews among those tasked with preparing the financial statements, resulting in the need for adjustments.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2022, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2022 that have materially affected the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following individuals serve as our executive officers and members of our board of directors as of December 31, 2022:

Name	Age	Positions

Mark C. Jensen	43	Chief Executive Officer, Chairman of the Board of Directors
Thomas M. Sauve	44	President, Director
Kirk P. Taylor	43	Chief Financial Officer
Tarlis R. Thompson	40	Chief Operating Officer
Michael Layman	31	Director
Gerardine Botte, PH.D.	51	Director
Courtenay O. Taplin	71	Director

Mark C. Jensen (age 43) – Chief Executive Officer

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

Thomas M. Sauve (age 44) – President

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

Kirk Taylor, CPA (age 43) – Chief Financial Officer

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

Tarlis R. Thompson (age 40) – Chief Operating Officer

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

Committees of the Board of Directors

Currently, our board of directors has four committees: an Audit Committee, a Compensation Committee, a Nomination Committee, and a Safety and Environmental Committee. The Audit Committee and Compensation Committee are both comprised of the three independent directors of the Company. The Safety and Environmental Committee and Nomination Committee are both comprised of Thomas M. Sauve and Mark C. Jensen. The composition and responsibilities of the three committees are described below.

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

Nomination Committee

The board of directors formed the Nomination Committee, which is comprised of Mr. Sauve and Mr. Jensen.  The purpose of this committee shall be to (i) assist the board of directors in cultivating valuable board of director nominees and (ii) navigating the onboarding for selected directors.

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

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(I)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Mark C. Jensen, (1) CEO	2022	350,000	-0-	-0-	262,625	-0-	-0-	-0-	612,625
	2021	250,000	-0-	-0-	643,500	-0-	-0-	-0-	893,500

Thomas M. Sauve, (2) President	2022	275,000	-0-	-0-	137,375	-0-	-0-	7,335	419,710
	2022	200,000	-0-	-0-	365,750	-0-	-0-	2,865	568,615

Kirk P. Taylor, (3) CFO	2022	275,000	-0-	-0-	95,500	-0-	-0-	23,135	393,635
	2021	200,000	-0-	-0-	143,000	-0-	-0-	4,973	347,973

Tarlis R Thompson, (4) COO	2022	197,837	-0-	-0-	-0-	-0-	-0-	-0-	197,837
	2021	175,000	-0-	-0-	266,000	-0-	-0-	-0-	441,000

_____________

(1)

On October 1, 2020, the Company entered into an employment agreement, beginning January 1, 2021 and expiring on December 31, 2021, with Mr. Jensen increasing base pay to $250,000 and carrying certain performance bonuses which would be awarded by the board of directors. 60,976 options were issued under the new contract and vest immediately. 25,000 Options issued on January 28, 2021 and 450,000 Options were issued on December 13, 2021.  On November 23, 2021, the Company entered into an employment agreement, beginning January 1, 2022 and expiring on December 31, 2022, with Mr. Jensen increasing base pay to $350,000 any carrying certain performance bonuses which would be awarded by the board of directors and stock options totaling 150,000.  The value in the option awards represents Black-Scholes Option Pricing Model.  No bonus was awarded during 2021 and 2022.

(2)

On October 1, 2020, the Company entered into an employment agreement with Mr. Sauve increasing base pay to $200,000 and carrying certain performance bonuses which would be awarded by the board of directors.49,342 options were issued under the new contract and vest immediately. 25,000 Options issued on January 28, 2021 and 275,000 Options were issued on December 13, 2021.  On November 23, 2021, the Company entered into an employment agreement, beginning January 1, 2022 and expiring on December 31, 2022, with Mr. Sauve increasing base pay to $275,000 any carrying certain performance bonuses which would be awarded by the board of directors and stock options totaling 100,000. The value in the option awards represents Black-Scholes Option Pricing Model.  No bonus was awarded during 2021 and 2022. During 2021, other compensation included $2,865 health insurance reimbursement. During 2022 and 2021, other compensation totaling $2,865 and $7,335 included health insurance reimbursement.

(3)

On October 1, 2020, the Company entered into an employment agreement with Mr. Taylor increasing base pay to $200,000 and carrying certain performance bonuses which would be awarded by the board of directors. 49,342 options were issued under the new contract and vest immediately. 25,000 Options issued on January 28, 2021 and 100,000 Options were issued on December 13, 2021.  On November 23, 2021, the Company entered into an employment agreement, beginning January 1, 2022, and expiring on December 31, 2022, with Mr. Taylor increasing base pay to $275,000 any carrying certain performance bonuses which would be awarded by the board of directors and stock options totaling 100,000. The value in the option awards represents Black-Scholes Option Pricing Model.  No bonus was awarded during 2020 and 2021. During 2021, other compensation totaling included $4,973 health insurance reimbursement. During 2022 and 2021, other compensation totaling $4,973 and $23,045 included health insurance reimbursement.

(4)	There is no employment agreement in place for Mr. Thompson. 200,000 Options were issued on December 13, 2021. The value in the option awards represents Black-Scholes Option Pricing Model.

Director Compensation

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and principal position		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mark C. Jensen (1)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-02-	-0-	-0-	-0-	-0-

Thomas M. Sauve (2)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Courtenay O. Taplin (3)	2021	-0-	-0-	199,500	-0-	-0-	-0-	199,500
	2021	-0-	-0-	199,500	-0-	-0-	-0-	161,450

Michael Layman (4)	2021	-0-	-0-	332,500	-0-	-0-	-0-	332,500
	2021	-0-	-0-	332,500	-0-	-0-	-0-	93,500

Dr. Gerardine Botte (5)	2021	-0-	-0-	266,000	-0-	-0-	-0-	266,000
	2021	-0-	-0-	266,000	-0-	-0-	-0-	41,000

___________

(1)

The value of the Option Award to Directors in Column (d) represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.  During 2021, 300,000 of options were issued to Mr. Jensen for his service on the board and as serving as chairman.  The value of the options have been included in the officer compensation table.  During 2022, 400,000 of options were issued to Mr. Jensen for his service on the board and as serving as chairman and member of the strategic committee.  The value of the options have been included in the officer compensation table.

(2)

The value of the Option Award to Directors in Column (d) represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.  During 2021, 150,000 of options were issued to Mr. Sauve for his service on the board.  The value of the options have been included in the officer compensation table.   During 2022, 300,000 of options were issued to Mr. Jensen for his service on the board and as serving as chairman and member of the strategic committee.  The value of the options have been included in the officer compensation table.

(3)

Mr. Taplin was appointed as a director on November 15, 2018. The value of the Option Award to Directors in Column (d) represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.    During 2021, 150,000 options were issued to Mr. Taplin for his service on the board.  During 2022, 150,000 options were issued to Mr. Taplin for his service on the board.

(4)

Mr. Layman was appointed as a director on July 16, 2020. The value of the Option Award to Directors in Column (d) represents the amortized book value of warrants valued using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder.  During 2021, 250,000 options were issued to Mr. Layman for his service on the board and as chairs of the Audit Committee and Compensation Committee.  During 2022, 450,000 options were issued to Mr. Layman for his service on the board and as chairs of the Strategic, Audit Committee and Compensation Committee.

(5)

Dr. Botte was appointed as a director on November 23, 2020. The value of the Option Award to Directors in Column (d) represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder. During 2021, 200,000 options were issued to Dr. Botte for her service on the board.   During 2022, 200,000 options were issued to Dr. Botte for her service on the board.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Employment Agreements

Except for our Chief Operating Officer, we have employment agreements with the Named Executive Officers that provide for the base salaries and a discretionary annual performance bonus of up to three times their annual base salary, plus potential participation in the Company’s Employee Incentive Stock Option Plan. The payment of such bonus and/or incentive stock options shall be in the sole discretion of the Company’s Board of Directors. The in-place contracts we effective beginning January 1, 2023 and expires December 31, 2023.

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

September 26, 2022 to purchase 550,000 shares of our Company at $2.44 per share.  Those options vest over 7 years.

- President:

•	November 23, 2020 to purchase up to 70,732 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•

December 13, 2021 to purchase up to 275,000 shares of our Company at $1.74 per share. Those options vest over 7 years.

September 26, 2022 to purchase 350,000 shares of our Company at $2.44 per share.  Those options vest over 7 years.

- Chief Financial Officer:

•	November 23, 2020 to purchase up to 45,732 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•

December 13, 2021 to purchase up to 100,000 shares of our Company at $1.74 per share. Those options vest over 7 years.

September 26, 2022 to purchase 200,000 shares of our Company at $2.44 per share.  Those options vest over 7 years.

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

Name and Address of Shareholder	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned

Golden Properties, Ltd. (2) (3)	6,872,443	9.99%

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

(2)

Based on 68,793,224 shares of Common Stock deemed to be outstanding as if one or more warrants were exercised up to the maximum amount of 9.99% (or 6,872,443 shares) of the issued and outstanding number of shares at December 31, 2022. This percentage has been rounded for convenience;

(3)

Golden Properties, Ltd. is the owner of several Company common stock warrants for the purchase of shares of our Common Stock, which warrants are exercisable at such company’s discretion, subject to the following limitation on amount. The warrant agreements provide that at no time may Golden Properties, Ltd. or its affiliates exercise any warrant that would result in their ownership of more than 9.99% of the issued and outstanding shares of our Common Stock on the date of exercise. Additionally, as of December 31, 2022 Alexander Lau, who is a principal of Golden Properties and a beneficial owner through Golden Properties and a beneficial owner through TAU Holdings LTD., is believed to be a holder of 199,373 Class A Common shares. Accordingly, Golden Properties, Ltd. is presently deemed the beneficial owner of 6,872,443 shares of our Common Stock pursuant to Securities and Exchange Commission Rule 13d-3, promulgated under the Securities Exchange Act of 1934. The full number of shares that Golden Properties’ beneficially owns (including all shares underlying all the warrants owned by Golden Properties and excluding those Class A Common shares owned by Alexander Lau and TAU Holdings as stated above) is 6,673,070 shares.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned (4)	Percent of Series A Preferred Stock Owned (5)	Common Stock Beneficially Owned (4)	Percent of Common Stock Beneficially Owned (6)

Officers and Directors

Mark C. Jensen, (7) Chief Executive Officer, Director	-	0%	5,279,877	7.68%

Thomas M. Sauve, (8) President, Director	-	0%	4,489,489	6.53%

Kirk P. Taylor, Chief Financial Officer	-	0%	1,622,383	2.36%

Tarlis R. Thompson, Chief Operating Officer	-	0%	163,170	0.00%

All Directors and Officers as a Group (4 persons)	-	0%	11,554,919	16.80%

5% Holders

All Directors, Officers and 5% Holders as a Group (5 persons)	-	0%	11,554,919	16.80%

____________

(4)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 31, 2022, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(5)	Based on 0 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2022;

(6)	Based on 68,793,224 Class A Common Stock outstanding as of December 31, 2022. These percentages have been rounded for convenience;

(7)	Mr. Jensen beneficially owns 92,264 shares of our Class A Common Stock through his equity ownership in T Squared Capital LLC, which shares are included in the table above.

(8)	Mr. Sauve beneficially owns 61,509 shares of our Class A Common Stock through his equity ownership in T Squared Capital LLC, which shares are included in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable. The balance of the note was $0 and $74,000 as of December 31, 2022 and 2021, respectively.

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

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, LRR, owned by members of the Company’s management. LRR leases various parcels of land to QEI and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of January 28, 2017, the note was paid in full. From October 24, 2016. this transaction was eliminated upon consolidation as a variable interest entity. As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity. As of December 31, 2022, and 2021, amounts owed to LRR totaled $338,246 and $45,359, respectively.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. During 2022 and 2021, the amount incurred under the agreement amounted to $5,572,644 and $4,296,266 and the amount paid amounted to $3,080,783 and $2,578,335. As of December 31, 2022 and 2021, the amount due under the agreement amounted to $4,481,922 and $2,073,830.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token.  The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases.  As of December 31, 2022, there is no market for the LBX Token and therefore no value has been assigned.

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

Director Independence.

The Board of Directors determined that Ms. Botte and Messrs. Layman, Taplin are independent are independent within the meaning of the listing standards for general independence of the NASDAQ Capital Market.

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

Item 14. Principal Accounting Fees and Services.

B.F. Borgers CPA, PC (PCAOB ID: 5041), services as the Company’s independent registered public accounting firm.

The following is a summary of fees paid or to be paid to B.F. Borgers CPA, PC, for services rendered for the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees – BF Borgers, PC	$200,000	$200,000
Audit related fees – BF Borgers, PC	10,000	10,000

Tax fees	-	-
All other fees	-	-

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

49

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

Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
95.1	Mine Safety Disclosure pursuant to Regulation S-K, Item 104	Filed Herewith.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	March 31, 2023
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	March 31, 2023
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	March 31, 2023
Kirk P. Taylor

/s/ Thomas M. Sauve	Director, President	March 31, 2023
Thomas M. Sauve

/s/ Michael Layman	Director	March 31, 2023
Michael Layman

/s/ Gerardine Botte	Director	March 31, 2023
Gerardine Botte, PHD

/s/ Courtenay O. Taplin	Director	March 31, 2023
Courtenay O. Taplin

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

AMERICAN RESOURCES CORPORATION

50

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Resources Corporation as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

March 31, 2023

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS

Current assets
Cash	$8,868,566	$11,492,702
Receivables	660,755	3,175,636
Inventory	446,690	-
Prepaid fees and deposits	786,576	624,605
Advances to related party	-	5,000
Total current assets	10,762,587	15,297,943

Cash - restricted	2,122,263	1,095,411
Property and equipment, net	9,113,722	22,903,154
Long-term right of use assets, net	13,033,889	726,194
Investment in llc- related party	20,784,866	2,500,000
Notes receivables	99,022	350,000

Total assets	$55,916,349	$42,872,702

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade payables	$4,916,243	$3,245,566
Non-trade payables	2,524,243	1,950,567
Accounts payable - related party	4,295,232	3,932,716
Accrued interest	106,886	1,325,286
Due to affiliate	-	74,000
Current portion of long term debt	1,917,506	5,283,647
Current portion of convertible debt (net of unamortized discount of $0 and $18,106)	9,787,423	571,618
Current portion of lease liabilities, net	3,889,235	151,806
Total current liabilities	27,436,768	16,535,206

Notes payable	-	548,477
Convertible note payables (net of unamortized discount of $0 and $22,549)	-	8,620,412
Remediation liability	20,295,634	18,951,587
Lease liabilities, net	7,899,251	548,477

Total liabilities	55,631,653	45,128,110

Stockholders' deficit
Common stock: $0.0001 par value; 230,000,000 shares authorized, 66,777,620 and 65,084,992 shares issued and outstanding	6,680	6,508
Additional paid in capital	167,517,259	163,441,655
Accumulated deficit	(167,239,243)	(165,793,571)
Total stockholders' deficit	284,696	(2,345,408)

Total liabilities and stockholders' deficit	$55,916,349	$42,872,702

  The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2022	2021
Revenue
Coal sales	$39,103,995	$7,518,792
Metal recovery and sales	48,199	159,599
Royalty income	322,075	76,915
Total revenue	39,474,269	7,755,306

Cost of coal sales and processing	(21,687,656)	(7,088,951)
Accretion	(1,344,047)	(1,096,283)
Depreciation	(2,157,763)	(1,980,026)
Amortization of mining rights	(1,238,449)	(1,246,740)
General and administrative	(4,020,464)	(3,884,464)
Professional fees	(1,103,322)	(1,387,430)
Production taxes and royalties	(3,785,049)	(1,306,150)
Development	(28,134,883)	(18,098,670)
Total expenses from operations	(63,471,633)	(36,088,714)

Net loss from operations	(23,997,364)	(28,333,408)

Other income and (expense)	312,179	(232,994)
Unrealized gain on trading securities	4,866	-
Gain on cancelation of debt	3,119,775	-
Gain on Sales of Assets	4,510,043	-
Gain on Sales of Patents	16,000,000	-
Amortization of debt discount and debt issuance costs	-	(8,637)
Interest income	30,982	230,529
Interest expense	(1,426,153)	(4,159,813)

Net loss attributable to American Resources Corporation shareholders	$(1,445,672)	$(32,504,323)

Net loss per share - basic and diluted	$(0.02)	$(0.59)

Weighted average shares outstanding	66,316,058	55,222,768

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

DECEMBER 31, 2022

	Common stock
	Par value shares	0.0001 Amount	Additional paid in capital	Accumulated deficit	Total
Balance December 31, 2020	42,972,762	$4,296	$113,279,452	$(133,289,248)	$(20,005,500)

Shares issued in connection with registered offering	9,025,000	903	29,217,061	-	29,217,964
Shares issued in connection with warrant and option conversions	2,813,707	281	2,667,647	-	2,667,928
Shares issued in connection with debt and payable conversions	10,263,523	1,027	16,728,041	-	16,729,068
Shares issued for services	10,000	1	9,999	-	10,000
Amortization of debt discount	-	-	(580,195)	-	(580,195)
Stock compensation - options	-	-	1,093,603	-	1,093,603
Assumption of membership interest	-	-	1,026,047	-	1,026,047
Net loss	-	-	-	(32,504,323)	(32,504,323)

Balance December 31, 2021	65,084,992	$6,508	$163,441,655	$(165,793,571)	$(2,345,408)

Shares issued in connection with warrant and option conversions	549,395	55	756,556	-	756,611
Shares issued in connection with debt and payable conversions	1,209,643	124	2,428,795	-	2,428,919
Shares issued for services	20,000	2	38,798	-	38,800
Amortization of debt discount	-	-	(40,655)	-	(40,655)
Stock compensation - options	-	-	985,535	-	985,535
Repurchase of Shares Outstanding	(86,410)	(9)	(93,426)	-	(93,435)
Net loss	-	-	-	(1,445,672)	(1,445,672)

Balance December 31, 2022	66,777,620	6,680	167,262,362	(166,722,588)	284,696

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2022	2021
Cash Flows from Operating activities:
Net loss	$(1,445,672)	$(32,504,323)
Adjustments to reconcile net income loss) to net cash
Depreciation expense	2,157,763	1,980,026
Amortization of mining rights	1,238,449	1,246,740
Accretion expense	1,344,047	1,096,283
Accretion of Right to Use Assets	(946,868)	(11,960)
Amortization of debt discount	-	(571,559)
Option Expense	1,742,145	1,093,603
Net Discount	-	206,724
Discount Amortization Conversion	-	580,195
Gain on debt forgiveness	(3,046,062)	-
Issuance of common shares for services	38,800	10,000
Loan forgiveness - NMTC	-	397,030

Change in current assets and liabilities:
Accounts receivable	2,514,880	(2,907,746)
Inventory	(446,690)	150,504
Prepaid expenses and other current assets	(161,971)	(449,605)
Accounts payable	2,428,974	(2,943,442)
Accrued interest	363,684	281,767
Accounts payable related party- Due to Affiliates	293,516	3,253,570
Cash used in operating activities	6,074,995	(29,092,193)

Cash Flows from Investing activities:
Cash received (paid) for PPE, net	10,393,220	(3,068,943)
Cash invested in note receivable	(250,978)	(350,000)
Investment in LLCs	(18,284,866)	(2,500,000)
Cash provided by investing activities	(7,640,668)	(5,918,943)

Cash Flows from Financing activities:
Principal payments on long term debt	(2,214,603)	(672,424)
Sale of Common Stock for Cash	-	29,217,964
Cash received from warrant and option conversions	-	2,667,928
Proceeds from convertible note	-	600,000
Convertible Note Conversions	-	8,556,084
Capitalized Interest	-	1,677,192
Issuance of common shares for debt settlement	-	(5,648,698)
Proceeds from long term debt	2,563,000	-
Cash used to repurchase shares	(93,435)	-
Principal payments on finance lease	(286,573)	-
Cash provided by financing activities	(31,611)	36,398,046

Increase (decrease) in cash	(1,597,284)	1,386,910
Cash, beginning of year	12,588,113	11,201,203
Cash, end of year	$10,990,829	$12,588,113

Supplemental Information
Cash paid for interest	$23,166	$708,076

The accompanying footnotes are integral to the consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries American Carbon Corp (ACC), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC), Wyoming County Coal (WCC),Perry County Resources LLC (PCR), reElement Technologies LLC (RLMT), American Metals LLC (AM) and American Opportunity Venture II, LLC (AOV II). All significant intercompany accounts and transactions have been eliminated.

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

The company is the primary beneficiary of Advanced Carbon Materials LLC (ACM), which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of ACM have been included in the accompanying consolidated financial statements. The company is a 49.9% owner in ACM and has control of 90% of the cash flow which led to the determination of the company as the primary beneficiary. As of December 31, 2022, ACM had no assets, liabilities or operations.

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

On September 25, 2019, Perry County Resources LLC (PCR) was formed as a wholly owned subsidiary of ACC.

On June 8, 2020, American Rare Earth LLC was created as a wholly owned subsidiary of ARC for the purpose of developing and monetizing rare earth mineral deposits.  During 2022, American Rare Earth LLC was renamed to reElement Technology LLC.

On June 28, 2020, American Metals LLC was created as a wholly owned subsidiary of ARC for the purpose of aggregating, processing and selling recovered steel and metals.

During January 2021, the Company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting. (Note 5)

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of September 30, 2021, AOVII has had no operational activity. (Note 5)

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. During August 22, 2022, the Company sold the licensed patents to Novusterra, Inc. All prior licensing obligations were voided upon the sale.  It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. (Note 5)

Asset Acquisitions:

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

During the 2020 the Company established a reclamation bonding collateral fund. The balance of the restricted cash being held totaled $736,540 and $355,770 as of December 31, 2022 and 2021, respectively.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the year ended December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021
Cash	$8,868,566	$11,492,702
Restricted Cash	2,122,263	1,095,411
Total cash and restricted cash presented in the consolidated statement of cash flows	$10,990,829	$12,588,113

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

There was no impairment loss recognized during the period ending December 31, 2022.

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

We assess our ARO at least annually and reflect revisions for permit changes, change in our estimated reclamation costs and changes in the estimated timing of such costs. During 2022 and 2021, $0 and $0 were incurred for gain loss on settlement on ARO.

The table below reflects the changes to our ARO:

	2022	2021
Beginning Balance	$18,951,587	$17,855,304
Accretion	1,344,047	1,096,283

Ending Balance	$20,295,634	$18,951,587

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

Customer Concentration and Disaggregation of Revenue: As of December 31, 2022, and 2021 99.7% and 75.3% of revenue came from three coal customers and three coal customers, respectively. During December 31, 2022 and 2021, 100% and 95.1% of revenue came from three and two metal recovery customers. As of December 31, 2022, and 2021, 100% and 79.5% of outstanding accounts receivable came from two and two customers, respectively.

For the year ended December 31, 2022 and 2021, 100% and 100% of generated from sales to the steel and industrial industry, respectively. For the year ended December 31, 2022 and 2021, 0% and 0% of generated from sales to the utility industry, respectively.

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

The Company leases certain office and facility space under noncancelable operating leases, typically with initial terms of 1 to 10 years. Right to use assets recorded on the balance sheet as of December 31, 2022, associated with these leases amounted to $13,033,889. Right to use liabilities recorded on the balance sheet as of December 31, 2022, associated with these leases amounted to $11,788,486.

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

The Company has a convertible note outstanding. Principal and accrued interest is convertible into common shares at $1.05 per share.  The remaining balance of the convertible note outstanding converted to common shares during January 2023.

Loan Issuance Costs and Discounts are amortized using the effective interest method. Amortization expense amounted to $0 and $8,637 as of December 31, 2022 and 2021, respectively. Amortization expense for the next five years is expected to be approximately $0, annually.

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

Allowance for trade receivables as of December 31, 2022 and 2021 amounted to $0 and $0, respectively. Allowance for other accounts receivables as of December 31, 2022 and 2021 amounted to $0 and $0, respectively.

Allowance for trade receivables as of December 31, 2022 and 2021 amounted to $0, for both years. Allowance for other accounts receivables, including note receivables as of December 31, 2022 and 2021 amounted to $1,744,570 and $1,494,570, respectively. The allowance related to the purchase of a note receivable from a third party. The note receivable has collateral in certain mining permits which are strategic to KCC. Timing of payment on the note is uncertain resulting a full allowance for the note.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of December 31, 2022 and 2021.

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

For the years ended December 31, 2022 and 2021, the Company had 10,273,764 and 10,213,764 outstanding stock warrants, respectively.

For the years ended December 31, 2022 and 2021, the Company had 4,039,269 and 4,209,269 outstanding stock options, respectively.

For the years ended December 31, 2022 and 2021, the Company had 0 and 0 shares of Series A Preferred Stock, respectively, that has the ability to convert at any time into 0 and 0 shares of common stock, respectively.

For the years ended December 31, 2022 and 2021, the Company had 0 and 0 shares of Series B Preferred Stock, respectively, that has the ability to convert at any time into 0 and 0 shares of common stock, respectively.

For the years ended December 31, 2022 and 2021, the Company had 6,364,269 and 4,209,269 restrictive stock awards, restricted stock units, or performance-based awards.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2022 and 2021, property and equipment were comprised of the following:

	2022	2021
Processing and rail facility	$-	$11,591,274
Underground equipment	-	9,687,667
Surface equipment	-	3,201,464
Mine development	561,575	561,575
Coal refuse storage	12,134,192	12,134,192
Rare Earth Processing	-	96,107
Construction in Progress	-	12,015
Land	1,572,435	1,572,435
Less: Accumulated depreciation	(5,199,478)	(15,953,575)

Total Property and Equipment, Net	$9,113,724	$22,903,154

Depreciation expense amounted to $2,157,763 and $1,980,026 for the years of December 31, 2022 and 2021, respectively. Amortization of mining rights amounted to $1,238,449 and $1,246,740 for the years of December 31, 2022 and 2021, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mine Development	5-10 years
Coal Refuse Storage	10 years

NOTE 3 – RIGHT OF USE ASSETS

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $5,869 per month in rent for the office space and the rental lease expires December 2032.

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

On June 22, 2022 ReElement Technologies LLC entered into a Financial Lease for equipment at 2069 Highway 194 E., Meta, KY 41501 with Maxus Capital Group.

On August 16, 2022 the Company entered into a Financial Lease for equipment for it facilitates with Maxus Capital Group.

At December 31, 2022 and 2021 Right of use assets and liabilities were comprised of the following:

	2022		2021
Operating Leases	Asset	Liability	Asset	Liability
Principal Office Lease	434,422	439,133	$471,321	$465,501
Kite Kentucky Lease	77,258	76,305	83,075	82,003
Rare Earth Commercial Land Lease	83,989	82,321	101,799	106,005
Rare Earth Commercial Purification Facility Lease	33,465	32,579	69,888	67,054

Finance Leases
Rare Earth Equipment Lease	991,894	853,260	-	-
Equipment Lease	11,412,861	10,304,888	-	-
Totals	$13,033,889	$11,788,486	$742,702	$736,678

Current	$-	$3,889,235	$-	$151,806
Long-term	$13,033,889	$7,899,251	$743,702	$562,428

NOTE 4 - NOTES PAYABLE

During the year ended December 31, 2022 and 2021, principal payments on long term debt totaled $2,214,601 and $562,318, respectively. During the year ended December 31, 2021 and 2020, new debt issuances totaled $2,563,000 and $562,318, respectively.

Short-term and Long-term debt consisted of the following at December 31, 2022 and 2021:

	2022	2021

Equipment Loans - ACC

Note payable to an unrelated company in monthly installments of $1,468, With interest at 6.95%, through maturity in March 2021, when the note is due in full. The note is secured by equipment and a personal guarantee by an officer of the Company.	-	6,106
On December 7, 2017, ACC entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $56,900. The agreement calls for an interest rate of 8.522%, monthly payments until maturity of January 7, 2021. The note is secured by the equipment purchased. The balance of the note was repaid with cash during 2021.	11,082	11,082
On January 25, 2018, ACC entered into an equipment loan agreement with an unrelated party in the amount of $346,660. The agreement calls for monthly payments of $11,360 until maturity date of December 24, 2020 and carries an interest rate of 9%. The loan is secured by the underlying surface equipment purchased by the loan. Loan proceeds were used directly to purchase equipment.	57,509	141,689
On May 9, 2018, ACC entered into a loan agreement with an unrelated party in the amount of $1,000,000 with a maturity date of September 24, 2018 with monthly payments of $250,000 due beginning June 15, 2018. The note is secured by the assets and equity of the company and carries an interest rate of 0%. Proceeds of the note were split between receipt of $575,000 cash and $425,000 payment for new equipment. No payments have been made on the note which is in default. The note is secured by the equipment purchased by the note and a personal guarantee of an officer.	-	1,000,000

ARC Corporate Loan

On June 3, 2022, the Company entered into a loan agreement with an unrelated party in the amount of $2,500,000 with a maturity date of June 27, 2023. The interest rate is 5% and payments are based on coal sales.	1,604,180	-

On April 20, 2022 the Company entered into a loan agreement with an unrelated party in the amount of $45,000 and will repay $63,000.	63,000	-

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

	-	2,649,800

On September 11, 2020, the Company entered into a $1,493,233.65 settlement agreement with a non-related party. Starting April 1, 2021, the note requires monthly payments of $100,000 until the balance is paid in full.	-	1,293,234

Equipment Loans - McCoy

On September 25, 2017, ACC entered into an equipment purchase Agreement, which carries 0% interest with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $350,000. The agreement provided for $20,000 monthly payments until the balance is paid in full. The note matures on September 25, 2019, and the note is in default. The note is secured by the equipment purchased with the note.	181,736	181,736

Total note payables	1,917,507	5,832,124
Less: Current maturities	1,917,507	5,283,647

Total Long-term note payables, net of discount	$-	$548,477

Convertible notes payable consisted of the following at December 31, 2022 and 2021:

	2022	2021

ARC

In 2020, the Company created a convertible debt offering. The debt matures in two years, with interest at 12.5% capitalizing monthly. The remaining portion of convertible debt outstanding was converted to common shares during January 2023.	9,797,423	9,232,685

Less: Debt Discounts	-	(40,655)

Total convertible note payables, net of discount	9,797,423	9,192,030

Affiliate notes consisted of the following at December 31, 2022 and 2021:

	2022	2021

Notes payable to affiliate, due on demand with no interest and is uncollateralized. Equipment purchasing was paid by an affiliate resulting in the note payable.	$-	$74,000

Total affiliate note payables	-	74,000

Total interest expense was $1,426,153 in 2022 and $4,159,813 in 2021.

Future minimum principal payments, interest payments and payments on capital leases are as follows:

Payable In	Loan Principal

2023	11,704,929
2024	-
2025	-
2026	-
2027	-
Thereafter

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2015, equipment purchasing was paid by an affiliate resulting in a note payable. The balance of the note was $0 and $74,000 as of December 31, 2022 and 2021, respectively.

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

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, LRR, owned by members of the Company’s management. LRR leases various parcels of land to QEI and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of January 28, 2017, the note was paid in full. From October 24, 2016. this transaction was eliminated upon consolidation as a variable interest entity. As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity. As of December 31, 2022, and 2021, amounts owed to LRR totaled $338,246 and $45,359, respectively.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. During 2022 and 2021, the amount incurred under the agreement amounted to $5,572,644 and $4,296,266 and the amount paid amounted to $3,080,783 and $2,578,335. As of December 31, 2022 and 2021, the amount due under the agreement amounted to $4,481,922 and $2,073,830.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token.  The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases.  As of December 31, 2022, there is no market for the LBX Token and therefore no value has been assigned.

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

Condensed Summary Financials as Of December 31, 2022:

AOV	December 31, 2022

Balance Sheet

Assets

Investment in American Acquisition Opportunity Inc	$4,500,000

Assets	$4,500,000

Liabilities	$-

Members Equity	$4,500,000

Total Liabilities and Members' Equity	$4,500,000

American Opportunity Venture II, LLC

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of June 30, 2022, AOVII has had no operational activity.

Condensed Summary Financials as Of December 31, 2021:

AOV II	December 31, 2022

Balance Sheet

Assets

Deposits	$25,000

Assets	$25,000

Liabilities	$-

Members Equity	$25,000

Total Liabilities and Members' Equity	$25,000

Novusterra, Inc.

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. During August 22, 2022, the Company sold the licensed patents to Novusterra, Inc. All prior licensing obligations were voided upon the sale.  It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. As of June 30, 2022, Novusterra has had no operational activity.

Condensed Summary Financials as Of December 31, 2022:

ASSETS	December 31, 2022

Current assets:
Cash and cash equivalents	$186,106
Total current assets	186,106

Non-current assets:
Intangible assets	422,515
Operating lease right-of-use asset	437,352
Total non-current assets	859,868

Total Assets	$1,050,974

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payables	$9,500
Accrued interest	6,022
Other current liabilities	247,827
Current portion of operating lease liabilities	40,165
Total current liabilities	273,514
Long term debt, net of current portion	208,029
Operating lease liabilities, less current portion	403,339

Total liabilities	914,881

Commitments and contingencies

Stockholders’ Equity
Preferred stock - no par value; 400,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	-
Class A Common stock - no par value; 2,600,000,000 shares and 2,400,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 10,481,347 shares and 832,670 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	806,777
Class B Common stock - no par value; 0 shares and 200,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares and 3,666,667 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-
Accumulated deficit	(670,685)
Total stockholders’ equity	136,092

Total Liabilities and Stockholders’ Equity	$1,050,974

Condensed Summary Financials as Of December 31, 2021:

ASSETS	December 31, 2021

Current assets:
Cash and cash equivalents	$196,623
Total current assets	196,623

Non-current assets:
Intangible assets	450,221
Operating lease right-of-use asset	478,369
Total non-current assets	928,590

Total Assets	$1,125,213

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payables	$7,699
Accrued interest	-
Other current liabilities	145,934
Current portion of operating lease liabilities	37,326
Total current liabilities	190,959
Long term debt, net of current portion	-
Operating lease liabilities, less current portion	443,503

Total liabilities	634,462

Commitments and contingencies

Stockholders’ Equity
Preferred stock - no par value; 400,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	-
Class A Common stock - no par value; 2,600,000,000 shares and 2,400,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 10,481,347 shares and 832,670 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	801,359
Class B Common stock - no par value; 0 shares and 200,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares and 3,666,667 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-
Accumulated deficit	(310,608)
Total stockholders’ equity	490,751

Total Liabilities and Stockholders’ Equity	$1,125,213

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

Deferred tax liability and assets consisted of $344,509 and $6,366,032 at December 31, 2022 and 2021, respectively, which was fully reserved. Deferred tax assets consist of net operating loss carryforwards in the amount of $23,831,009 and $24,175,518 at December 31, 2022 and 2021, respectively, which was fully reserved. The net operating loss carryforwards for years 2015, 2016, 2017, 2018, 2019, 2020, and 2021 begin to expire in 2035. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

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

The Company’s effective income tax rate is lower than what would be expected if the U.S. federal statutory rate (21%) were applied to income before income taxes primarily due to certain expenses being deductible for tax purposes but not for financial reporting purposes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years are open to examination as of December 31, 2022.

NOTE 8 – EQUITY TRANSACTIONS

As of December 31, 2022, the following describes the various types of the Company’s securities:

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

During 2022, the Company issued 549,395 share of Class A Common Stock pursuant to warrant conversions.

During 2022, the Company issued 1,209,643 shares of Class A Common Stock pursuant to debt conversions.

During 2022, the Company issued 20,000 shares of Class A Common Stock pursuant to various consulting arrangements.

During 2022, the Company repurchased 86,410 shares of Class A Common Stock.

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

During July and September 2022, the Company issued 2,675,000 Employee Stock options under the current plan.  The individual option awards vest over a period of 1 to 9 years.

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

On July 28, 2022, the Company issued Common Stock Purchase Warrant “A-12” in conjunction with a IR Services. The warrant provides the option to purchase 60,000 Class A Common Shares at a price of $3.50. The warrants expire on July 28, 2026.

The company uses the black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	2022	2021
Expected Dividend Yield	0%	0%
Expected volatility	87.97%	87.97%
Risk-free rate	2.37%	0.98%
Expected life of warrants	.47-9 years	1-9 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) - December 31, 2020	8,401,221	$1.135	2.152	$7,453,214

Granted	4,601,250	$3.53	4.56	$95,200
Forfeited or Expired	-	-	-	$-
Exercised	2,788,707	$0.86	0.36	$5,347,595
Outstanding - December 31, 2021	10,213,764	$2.25	2.69	$121,018
Exercisable (Vested) - December 31, 2021	10,213,764	$2.25	2.69	$121,018

Granted	60,000	$3.50	4.00	$61,200
Forfeited or Expired	-	-	-	$-
Exercised	549,395	$1.49	0.47	$368,095
Outstanding - December 31, 2022	9,724,369	$2.75	1.69	$6,515,327
Exercisable (Vested) - December 31, 2022	9,724,369	$2.75	1.69	$6,515,327

Company Options:

	Number of	Weighted Average Exercise	Weighted Average Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Exercisable (Vested) - December 31, 2020	888,659	$1.581	5.047	$749,470

Granted	2,350,000	$2.305	7.13	$2,748,250
Forfeited or Expired	275,000	1.454	3.54	58,500
Exercised	25,000	1.640	1.17	388
Outstanding - December 31, 2021	4,209,269	$1.665	5.39	$3,186,870
Exercisable (Vested) - December 31, 2021	3,159,268	$1.517	4.91	$3,141,183

Granted	2,675,000	$1.94	7	$1,792,250
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding - December 31, 2022	5,834,268	$1.665	5.39	$3,186,870
Exercisable (Vested) - December 31, 2022	3,159,268	$1.517	4.91	$3,141,183

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

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,155,780, the Company has accrued $1,393,107 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration amount to $640,090 of which the Company has accrued $351,071 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the company’s trade payables.

On November 7, 2018, Wyoming County Coal LLC, acquired 5 permits, coal processing and loading facilities, surface ownership, mineral ownership, and coal refuse storage facilities from unrelated entities. Consideration for the acquired assets was the assumption of reclamation bonds totaling $234,240, 1,727,273 shares of common stock of the company, a seller note of $350,000 and a seller note of $250,000. As of the balance sheet date, the West Virginia permit transfers have not yet been approved.

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

On August 17, 2021, ReElement entered into a Commercial Land Lease sublease agreement with Land Betterment for nearly 7 acres of land for the purpose of building a commercial grade critical element purification facility. The sublease is for the period of 5 years with a rate of $3,500 a month.

On October 8, 2021, ReElement entered into a Commercial Lease for 6,700 square feet of warehouse space for the purpose of building a commercial grade critical element purification facility. The is for the period of 2 years with a rate of $4,745.83 a month.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

NOTE 10 - SUBSEQUENT EVENTS

On January 31, 2023, the remaining amounts of the convertible notes in the amount of $9,891,241 was converted into 9,420,230 common shares of the Company.  Extinguishing all future liabilities under the convertible note.

