Form 10-Q
period 2023-03-31
American Resources Corp
filed 2023-05-15
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 15, 2023, the registrant had 78,213,454 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended

March 31, 2023

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$297,245	$8,868,566
Accounts Receivable	1,694,929	660,755
Inventory	2,959,511	446,690
Prepaid fees	797,076	786,576
Total Current Assets	5,748,761	10,762,587

OTHER ASSETS
Cash - restricted	2,123,216	2,122,263
Property and equipment, net	9,303,457	9,113,722
Long-term right of use assets, net	12,913,548	13,033,889
Investment in LLC – Related Party	19,308,593	20,784,866
Note Receivable	99,022	99,022
Total Other Assets	43,747,836	45,153,762

TOTAL ASSETS	$49,496,597	$55,916,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Trade payable	$4,305,293	$4,916,243
Non-Trade Payables	2,685,008	2,524,243
Accounts payable – related party	3,005,044	4,295,232
Accrued interest	110,705	106,886
Current portion of long term-debt	839,730	1,917,506
Convertible note payables	-	9,787,423
Current portion of lease liabilities, net	3,962,155	3,889,235
Total Current Liabilities	21,843,507	27,436,768

OTHER LIABILITIES
Remediation liability	20,543,925	20,295,634
Lease liabilities, net	6,696,914	7,899,251
Total Other Liabilities	27,240,839	28,194,885

Total Liabilities	42,148,774	55,631,653

STOCKHOLDERS’ DEFICIT
Common stock: $.0001 par value; 230,000,000 shares authorized, 76,197,850 and 66,777,620 shares issued and outstanding	7,622	6,680
Additional paid-in capital	177,680,313	167,517,259
Accumulated deficit	(170,340,112)	(167,239,243)
Total Stockholders’ Equity (Deficit)	7,347,823	284,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$49,496,597	$55,916,349

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022

Coal Sales	$8,723,185	$9,031,259
Metal recovery and sales	20,609	37,226
Royalty Income	124,662	12,137

Total Revenue	8,868,456	9,080,622

Cost of Coal Sales and Processing	(2,705,820)	(2,890,858)
Accretion Expense	(248,291)	(267,622)
Depreciation	(13,336)	(626,042)
Amortization of Mining Rights	(305,859)	(303,394)
General and Administrative	(1,321,468)	(1,020,814)
Professional Fees	(293,255)	(350,938)
Production Taxes and Royalties	(981,636)	(819,477)
Development Costs	(5,633,908)	(6,784,188)

Total Operating expenses	(11,503,573)	(13,063,333)

Net Loss from Operations	(2,635,117)	(3,983,711)

Other Income and (expense)
Other Income	93,000	82,156
Gain on cancelation of debt	-	1,521,304
Amortization of debt discount and debt issuance costs	-	-
Interest Income	17,212	10,045
Interest expense	(575,964)	(383,696)
Total Other income (expense)	(465,752)	1,229,809

Net Loss	(3,100,869)	(2,752,902)

Less: Net Loss attributable to Non controlling interest		(7,884)

Net loss attributable to American Resources Corp. Shareholders	-	(2,745,018)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding- basic and diluted	72,953,104	65,253,533

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 1, 2023 THROUGH MARCH 31, 2023 AND JANUARY 1, 2022 THROUGH MARCH 31, 2022

UNAUDITED

March 31, 2022

	American Resources
	Common Stock				Non
	Par value	0.0001		Accumulated	controlling
	Shares	Amount	APIC	Deficit	interest	Total
Shares issued in connection with warrant conversions	187,250	19	280,856			280,875

Amortization of beneficial conversion features			(40,655)			(40,655)

Shares issued in connection with debt conversions	884,229	89	1,006,637			1,006,726

Amortization of Warrant and Stock Option Expense			199,843			199,843

Net Loss				(2,745,018)	(7,884)	(2,752,902)

Balance March 31, 2022	66,156,471	6,616	164,888,336	(168,538,589)	(7,884)	(3,651,521)

March 31, 2023

	American Resources
	Common Stock
	Par value	0.0001		Accumulated
	Shares	Amount	APIC	Deficit	Total
Shares issued in connection with warrant conversions	9,420,230	942	9,786,481		9,787,423

Amortization of Warrant and Stock Option Expense			376,573		376,573

Net Loss				(3,100,869)	(3,100,869)

Balance March 31, 2023	76,197,850	7,622	177,680,313	(170,340,112)	10,448,692

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating activities:
Net loss	$(3,100,869)	$(2,752,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(1,521,304)
Depreciation	13,336	626,042
Amortization of mining rights	305,859	303,394
Accretion expense	248,291	267,622
Accretion of right of use assets	107,895	2,899
Warrant expense	376,573	199,843
Issuance of common share options for compensation	-	-
Amortization of beneficial conversion feature	-	-
Issuance of common shares for services	-	-
Change in current assets and liabilities:

Accounts receivable	(1,034,174)	319,312
Prepaid expenses and other assets	(10,500)	(951,410)
Inventory	(2,512,821)	(1,236,065)
Accounts payable	(450,185)	(393,866)
Accounts payable related party	(1,290,188)	(691,607)
Accrued interest	3,819	94,435
Cash provided by (used in) operating activities	(7,342,964)	(5,733,607)

Cash Flows from Investing activities:

Cash paid for PPE, net	(508,930)	(724,900)
Capitalized interest	-	267,875
Cash invested in notes receivable	-	(335,000)
Investment in LLC	1,476,273	-
Cash provided by (used in) investing activities	967,343	(792,025)

Cash Flows from Financing activities:

Principal payments on long term debt	(1,077,778)	(39,559)
Principal payments on finance lease	(1,116,969)	-
Proceeds from convertible note	-	-
Proceeds from warrant conversions	-	280,875
Proceeds from sale of common stock, net	-	-
Cash provided by financing activities	(2,194,747)	241,316

Increase (decrease) in cash and restricted cash	(8,570,638)	(6,284,316)

Cash and restricted cash, beginning of period	10,990,829	12,588,113

Cash and restricted cash, end of period	$2,420,461	$6,303,797

Supplemental Information
Non-cash investing and financing activities

Conversion of debt to common shares	$-	$1,006,726
Discount on note due to beneficial conversion feature	$-	$-

Cash paid for interest	$64,094	$3,726

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries American Carbon Corp (ACC), Deane Mining, LLC (Deane), Quest Processing LLC (Quest Processing), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC), Wyoming County Coal (WCC),Perry County Resources LLC (PCR), ReElement Technologies, LLC (ReElement), and American Metals LLC (AM). All significant intercompany accounts and transactions have been eliminated.

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

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period. These financial statements should be read in conjunction with the Company’s 2022 audited financial statements and notes thereto which were filed on form 10-K on March 31, 2023.

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

Cash, Cash Equivalents and Restricted cash:

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the three months ended March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
Cash	$297,245	$5,217,204
Restricted Cash	2,123,216	1,086,593
Total cash and restricted cash presented in the consolidated statement of cash flows	$2,420,461	$6,303,797

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

The table below reflects the changes to our ARO:

Balance at December 31, 2022	$18,951,587
Accretion – 3 months March 31, 2023	1,344,047
Reclamation work – 3 months March 31, 2023	-
Balance at March 31, 2023	$20,295,634
Balance at December 31, 2021	$18,951,587
Accretion – 3 months March 31, 2022	267,622
Reclamation work – 3 months March 31, 2022	-
Balance at March 31, 2022	$19,219,209

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

Allowance for trade receivables as of March 31, 2023 and December 31, 2022 amounted to $0, for both periods. Allowance for other accounts receivables as of March 31, 2023 and December 31, 2022 amounted to $1,888,070 and $1,744,570, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of March 31, 2023 and December 31, 2022.

Prepaid Fees and Advance Royalties: Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced.

Inventory: Inventory consisting of mined coal is stated at the lower of cost (first in, first out method) or net realizable value.

Reclassifications: Reclassifications have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2023 and December 31, 2022, property and equipment were comprised of the following:

	March 31, 2023	December 31, 2022
Processing and rail facility	$508,930	$-
Underground equipment	-	-
Surface equipment	-	-
Coal refuse storage	12,134,192	12,134,192
Mine Development	561,575	561,575
Land	1,617,435	1,572,435
Less: Accumulated depreciation	(319,195)	(5,199,478)

Total Property and Equipment, Net	$9,303,459	$9,113,724

Depreciation expense amounted to $319,195 and $393,530 for the period March 31, 2023 and March 31, 2022, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the three-month period ended March 31, 2023, principal reductions on long term debt totaled $1,077,776, primarily due to payments of the Integrity loan. During the three-month period ended March 31, 2023, increases to long term debt totaled $0. On January 31, 2023, the remaining amounts of the convertible notes in the amount of $9,891,241 was converted into 9,420,230 common shares of the Company.  Extinguishing all future liabilities under the convertible note.

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

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $5,726 per month in rent for the office space and the rental lease expires December 2026. On January 1, 2023, the Company entered into an expansion lease for the site. The amended lease has a ten-year term and $5,869 per month rate.

We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $1,702 per month rent and the rental lease expires January 1, 2030.

On August 17, 2022, ReElement entered into a Commercial Land Lease sublease agreement with Land Betterment for nearly 7 acres of land for the purpose of building a commercial grade critical element purification facility. The sublease is for the period of 5 years with a rate of $3,500 a month.

On October 8, 2022, ReElement entered into a Commercial Lease for 6,700 square feet of warehouse space for the purpose of building a commercial grade critical element purification facility. The is for the period of 2 years with a rate of $4,745.83 a month.

At March 31, 2023, right of use assets and liabilities were comprised of the following:

	March 31, 2023		March 31, 2022
	Asset	Liability	Asset	Liability
Operating Leases	613,094	617,892	704,627	776,424

Finance Leases	12,300,454	10,236,296	-	-

NOTE 5 - RELATED PARTY TRANSACTIONS

Land Resources & Royalties

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending March 31, 2023, royalty expense incurred with LRR amounted to $100,610.  As of March 31, 2023, total amounts owed LRR amounted to $192,742. For the three-month period ending March 31, 2022, royalty expense incurred with LRR amounted to $57,135. As of March 31, 2022, total amounts owed LRR amounted to $0.

Land Betterment Corp

On February 13, 2022, the Company entered into a Contract Services Agreement with Land Betterment Corporation, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 12.5% mark-up and a 50% share of cost savings which includes payroll covering aforementioned members of the Company’s management. The services agreement covers all of the Company’s properties. For the 3 months ended March 31, 2023 amounts incurred under the agreement amounted to $959,018 and amounts paid totaled $2,403,040. As of March 31, 2023, amounts payable under the agreement amounted to $3,244,901. For the 3 months ended March 31, 2022 amounts incurred under the agreement amounted to $1,574,015 and amounts paid totaled $839,280. As of March 31, 2022, amounts payable under the agreement amounted to $2,793,658. For the 3 months ended March 31, 2023 and 2022, service charges covering members of the Company’s management amounted to $0, respectively.

American Opportunity Venture, LLC

During January 2022, the company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting.

American Opportunity Venture II, LLC

During March 2022, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of March 31, 2022, AOVII has had no operational activity.

Novusterra, Inc.

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. During August 22, 2022, the Company sold the licensed patents to Novusterra, Inc. All prior licensing obligations were voided upon the sale.  It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. . As of March 31, 2023, Novusterra has had no operational activity.

Land Betterment Exchange (LBX)

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of March 31, 2023, there is no market for the LBX Token and therefore no value has been assigned.

FUB Mineral LLC

On October 1, 2022, the Company invested $250,000 into FUB Mineral, LLC a company with common owners.

NOTE 6 – EQUITY TRANSACTIONS

Employee stock compensation expense for the three-month period ending March 31, 2023 and 2022 amounted to $376,573 and $199,843 respectively.

Class A Common Shares Issued in exchange for services, trade payables and related party debt

On March 31, 2022, the Company issued 884,229 class A common shares pursuant to the conversion of $1,006,726 of accrued interest.

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

New Warrant Issuances

On January 26, 2022, the Company issued Common Stock Purchase Warrant “A-10” for rare earth capture advisory. The warrant provides the option to purchase 10,000 Class A Common Shares at a price of $2.05. The warrants expire on January 26, 2024.

On February 2, 2022, the Company issued Common Stock Purchase Warrant “C-37” in conjunction with the issuance of $600,000 convertible note. The warrant provides the option to purchase 60,000 Class A Common Shares at a price of $1.50. The warrants expire on February 2, 2023.

On February 7, 2022, the Company issued Common Stock Purchase Warrant “A-11” for rare earth processing advisory. The warrant provides the option to purchase 50,000 Class A Common Shares at a price of $4.25. The warrants expire on February 7, 2026.

The company uses the Black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	March 31, 2023	March 31, 2022
Expected Dividend Yield	0%	0%
Expected volatility	87.97%	123-617%
Risk-free rate	2.37%	1.40-1.62%
Expected life of warrants	.22-8.75 years	1.635-5.588 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) – December 31, 2021	8,401,221	$1.135	2.152	$7,453,214
Granted	60,000	$3.883	4.521	$18,000
Forfeited or Expired	-	$-	-	$-
Exercised	1,681,022	$1.215	3.094	$5,321,781
Outstanding - March 31, 2022	6,780,199	$1.139	1.635	$18,277,625
Exercisable (Vested) - March 31, 2022	6,780,199	$1.139	1.635	$18,277,625

Exercisable (Vested) – December 31, 2022	9,724,369	$2.75	1.69	$6,515,327
Granted	-	$-	-	$121,018
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - March 31, 2022	9,724,369	$2.75	1.45	$9,724,369
Exercisable (Vested) - March 31, 2022	9,724,369	$2.75	1.45	$9,724,369

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2021	2,159,269	$1.606	5.660	$1,919,129
Exercisable (Vested) – December 31, 2021	888,659	$1.581	5.047	$749,470
Granted	75,000	$2.560	6.847	$105,000
Forfeited or Expired	50,000	$1.050	-	$-
Exercised	-	$-	-	$-
Outstanding - March 31, 2022	2,184,269	$1.651	5.588	$5,010,909
Exercisable (Vested) - March 31, 2022	938,659	$1.739	5.260	$2,149,710

Outstanding – December 31, 2022	5,834,268	$1.665	5.39	$3,186,870
Exercisable (Vested) – December 31, 2022	3,159,268	$1.517	4.91	$3,141,183
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - March 31, 2023	5,834,268	$1.665	5.14	$5,484,212
Exercisable (Vested) - March 31, 2023	3,159,268	$1.517	4.67	$2,906,527

NOTE 7 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,157,580, the Company has accrued $1,432,077 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration amount to $856,498 of which the Company has accrued $351,303 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the company’s trade payables.

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

On October 8, 2022, ReElement entered into a Commercial Lease for 6,700 square feet of warehouse space for the purpose of building a commercial grade critical element purification facility. The is for the period of 2 years with a rate of $4,745.83 a month.

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

Efforts to diversify revenue streams have led to the establishment of additional subsidiaries; American Metals LLC (AM) which is focused on the recovery and sale of recovered metal and steel and ReElement Technologies LLC (ReElement) which is focused on the aggregation and monetization of critical and rare earth element deposits.

We have not classified, and as a result, do not have any “proven” or “probable” reserves as defined in United States Securities and Exchange Commission Industry Guide 7, and as a result, our company and its business activities are deemed to be in the exploration stage until mineral deposits are defined on our properties.

McCoy Elkhorn Coal LLC

General:

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of three mines (Mine #15) in “idle” status, and two mines in operations (Carnegie 1 and 2 Mines), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines in various stages of development or reclamation. McCoy Elkhorn sells its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal. The coal controlled at McCoy Elkhorn (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.

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

The mineral being mined through Carnegie 1 and Carnegie 2 is leased from a 3rd party professional mineral company.  Coal mined from the lease requires a payment of greater of $1.75 per ton or 6% of gross sales price.

Beginning in January 2020, Mine #15 and Carnegie 1 mines were idled due to the adverse market effects Covid-19 global pandemic. The Carnegie 1 mine restarted during October 2022 and the Carnegie 2 mine commenced during 2022.

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

Perry County Resources LLC

General:

Located primarily within Perry County, Kentucky, Perry County Resources LLC is comprised of one “Idled” underground mine (the E4-2 mine) and one “Idled” coal processing facility called the Davidson Branch Preparation Plant, along with two additional idled underground mining permits. The two idled mining permits are for underground mines and have been actively mined in the past and being maintained as idled, pending any changes to the coal market that may warrant re-starting production. The coal controlled at Perry County Resources (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K.

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

Beginning in January 2020, The E4-2 mine was idled due to the adverse market effects Covid-19 global pandemic. The E4-2 Mine was restarted during March 2022 and idled due to regional flooding during October 2022.

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

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. Coal sales currently come from the Company’s Carnegie 1 and 2 mines. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

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

On August 17, 2022, American Rare Earth entered into a Commercial Land Lease sublease agreement with Land Betterment for nearly 7 acres of land for the purpose of building a commercial grade critical element purification facility. The sublease is for the period of 5 years with a rate of $3,500 a month.

On October 8, 2022, American Rare Earth entered into a Commercial Lease for 6,700 square feet of warehouse space for the purpose of building a commercial grade critical element purification facility. The is for the period of 2 years with a rate of $4,745.83 a month.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

Employees

ARC, through its operating subsidiaries, employs a combination of company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy Elkhorn’s Carnegie 1 and 2 Mines and Perry’s E4-1 mine and are primarily run by contract labor, and the Company’s various coal preparation facilities are run by contract labor.

The Company currently has approximately 18 direct employees. The Company is headquartered in Fishers, Indiana with four members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $8,868,456 for the three-months ended March 31, 2023 and $9,080,622 operating revenue for the three-months ended March 31, 2022. We have incurred net loss attributable to American Resources shareholders in the amount of $3,100,869 and a net loss of $2,752,902 respectively for the same periods.

The primary driver for increase in revenue was a increase in coal production since the Covid-19 global pandemic.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common share equity investments and loans.

For the three months ended March 31, 2023 and 2022, coal sales and processing expenses were $2,705,820 and $2,890,858 respectively, development costs, including loss on settlement of ARO were $5,633,908 and $6,784,188, respectively, and production taxes and royalties $981,636 and $819,477 , respectively. Depreciation expense for the three months ended March 31, 2022 and 2022 were $13,336 and $626,042 respectively.

Liquidity and Capital Resources

As of March 31, 2023, and 2022, our available cash was $2,420,461 and $5,217,204 . We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, the entry into debt arrangements for from other sources, such as asset sales. We do not have any credit lines currently available to fund our liquidity requirements, and currently there is uncertainty regarding our ability to execute on the above strategy.

For the three months ending March 31, 2023 our net cash flow used in operating activities was $7,342,964 and for the period ending March 31, 2022 the net cash flow used in operating activities was $5,733,607.

For the three months ending March 31, 2022 and 2022 net cash provided by (used in) investing activities were $967,343 and $(792,025) respectively.

For the three months ending March 31, 2023 and 2022 net cash proceeds (used in) from financing activities were $(2,194,747) and $241,316 respectively.

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

Business Effect of Covid-19.

During 2022 and 2020, the worldwide COVID-19 outbreak has resulted in muted demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. These recent developments are expected to result in lower sales and gross margins. Because of the adverse market conditions caused by the global pandemic the Company’s operations were idled in January 2020 and resumed during December 2020. Additionally, supply chain constraints are persistent in all parts of our business.

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

With respect to the period ending March 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2023, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2023 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: May 15, 2023	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

