Form 10-Q
period 2023-06-30
American Resources Corp
filed 2023-08-14
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 14, 2023, the registrant had 78,213,454 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
UNAUDITED

	June 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash	$2,874,557	$8,868,566
Receivables	995,230	660,755
Inventory	711,226	446,690
Prepaid fees	1,806,558	786,576
Total Current Assets	6,387,571	10,762,587

OTHER ASSETS
Cash - restricted	48,658,373	2,122,263
Property and Equipment, Net	9,027,465	9,113,722
Right of use assets, net	16,848,225	13,033,889
Investment in llc – Related Party	19,058,593	20,784,866
Notes receivable	99,022	99,022
Total Other Assets	93,691,678	45,153,762

TOTAL ASSETS	$100,079,249	$55,916,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Trade payable	$4,738,430	$4,916,243
Non-Trade payables	3,023,717	2,524,243
Accounts payable – related party	2,562,016	4,295,232
Accrued interest	142,882	106,886
Current portion of debt	818,686	1,917,506
Current portion of convertible debt	-	9,787,423
Current portion of lease liabilities, net	4,919,257	3,889,235
Total Current Liabilities	16,204,988	27,436,768

OTHER LIABILITIES
Remediation liability	20,792,216	20,295,634
Lease liabilities, net	8,870,661	7,899,251
Bonds Payable, net	43,475,888	-
Total Other Liabilities	73,138,765	28,682,904

Total Liabilities	89,343,753	55,631,653

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $0.0001 par value; 230,000,000 shares authorized, 76,197,850 and 66,777,620 shares issued and outstanding	7,622	6,680
Additional paid-in capital	178,056,886	167,517,259
Accumulated deficit	(167,329,012)	(167,239,243)
Total stockholders’ Equity (Deficit)	10,735,496	284,696
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$100,079,249	$55,916,349

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Coal Sales	$1,675,816	$15,969,787	$10,399,001	$25,001,047
Metal Aggregating, Processing and Sales	33,816	3,292	54,425	40,519
Royalty Income	271,056	226,125	395,718	238,262

Total Revenue	1,980,688	16,199,204	10,849,144	25,279,828

Cost of Coal Sales and Processing	(3,798,012)	(5,569,133)	(6,503,830)	(8,459,992)
Accretion Expense	(248,291)	(363,820)	(496,582)	(631,442)
Depreciation	(8,482)	(630,341)	(21,818)	(1,256,383)
Amortization of Mining Rights	(311,685)	(311,685)	(617,544)	(615,079)
General and Administrative	(1,134,616)	(903,046)	(2,456,084)	(1,923,861)
Professional Fees	(346,477)	(235,487)	(639,732)	(586,425)
Production Taxes and Royalties	(496,824)	(786,008)	(1,478,461)	(1,605,485)
Development Costs	(2,666,846)	(11,532,406)	(8,300,754)	(18,316,594)

Total Operating Expenses	(9,011,233)	(20,331,926)	(20,514,805)	(33,395,261)

Net Loss from Operations	(7,030,545)	(4,132,722)	(9,665,661)	(8,115,433)

Other Income (loss)	260,000	76,000	353,000	158,156
Unrealized loss on trading securities	-	(7,602)	-	(7,602)
Gain on cancelation of debt	-	1,891,848	-	3,413,152
Gain on Sales of Assets	5,936,892	-	5,936,892	-
Interest Income	1,553	3,282	18,764	13,327
Interest expense	(167,825)	(274,640)	(743,789)	(658,336)
Total Other income (expense)	6,030,620	1,688,888	5,564,867	2,918,697

Net Income (Loss)	$(999,925)	$(2,443,834)	$(4,100,794)	$(5,196,736)

Net loss per common share - basic and diluted	$(0.01)	$(0.04)	$(0.05)	$(0.08)

Weighted average common shares outstanding	76,197,850	66,377,788	74,584,440	65,846,220

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2022 THROUGH JUNE 30, 2022 AND JANUARY 1, 2023 THROUGH JUNE 30, 2023
UNAUDITED

Statement of Stockholders’ Deficit
June 30, 2022

	Par value Shares	0.0001 Amount	APIC	Accumulated Deficit	Total

Balance December 31, 2021	65,084,992	$6,508	$163,441,655	$(165,793,571)	$(2,345,408)

Issuance of common shares for Warrant Conversion	488,594	50	665,341	-	665,391

Issuance of common shares for Conversion of debt and interest	582,885	58	622,152	-	622,210

Amortization of debt discount	-	-	(40,655)	-	(40,655)

Stock compensation - options	-	-	199,843	-	199,843

Net Loss	-	-		(2,752,902)	(2,752,902)

Balance March 31, 2022	66,156,471	6,616	164,888,336	(168,538,589)	(3,651,521)

Issuance of common shares for Conversion of debt and interest	451,250	45	1,199,955	-	1,200,000

Issuance of common shares for Warrant Conversion	5,364	-	8,064	-	8,064

Stock compensation - options	-	-	190,024	-	190,024

Net loss	-	-	-	(2,443,834)	(2,443,834)

Balance June 30, 2022	66,613,085	6,661	166,286,379	(170,969,757)	(4,697,267)

Statement of Stockholders’ Deficit
June 30, 2023

	Par value Shares	0.0001 Amount	APIC	Accumulated Deficit	Total

Balance December 31, 2022	66,777,620	$6,680	$167,517,259	$(167,239,243)	$284,696

Issuance of common shares for Warrant Conversion	9,420,230	942	9,786,481	-	9,787,423

Stock compensation - options	-	-	376,573	-	376,573

Net Loss	-	-		(3,100,869)	(3,100,869)

Balance March 31, 2023	76,197,850	7,622	177,680,313	(170,340,112)	7,347,823

Recapture expenses for bond issuance	-	-	-	4,011,025	4,011,025

Stock compensation - options	-	-	376,573	-	376,573

Net loss	-	-	-	(999,925)	(999,925)

Balance June 30, 2023	76,197,850	7,622	178,056,886	(167,329,012)	10,735,496

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended	For the six months ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating activities:
Net loss	$(4,100,794)	$(5,196,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	-	(3,413,152)
Depreciation expense	21,818	1,256,383
Amortization of mining rights	617,544	615,079
Accretion expense	496,582	631,442
Amortization expense of right to use assets	(695,933)	(15,021)
Amortization of issuance costs and debt discount	-	-
Options expense	753,146	389,867
Warrant expense	-	673,455
Issuance of common shares for service	-	-

Change in current assets and liabilities:
Accounts receivable	(334,475)	(2,179,134)
Inventory	(264,536)	-
Prepaid expenses and other assets	(1,019,982)	(191,448)
Accounts payable	(321,661)	(229,526)
Accrued interest	(35,996)	(299,700)
Accounts payable - related party	(1,733,216)	7,601
Net cash (used in)/generated from operations	(5,902,189)	(7,950,890)

Cash Flows from Investing activities:
Cash used in investments in LLCs	1,726,273	(742,398)
Cash invested in note receivable	-	(335,000)
Cash received (paid) for PPE, net	(553,105)	147,824
Net cash (used in)/generated from investing activities	1,173,168	(929,574)

Cash Flows from Financing activities:
Principal payments on finance lease	(1,116,969)	(99,204)
Principal payments on debt	(1,098,822)	(1,276,691)
Proceeds from bonds	43,475,888	-
Proceeds from the bond lookback	4,011,025	-
Proceeds from debt	-	2,563,000
Proceeds from warrant conversions	-	-
Net cash (used in)/generated from financing activities	45,271,122	1,187,105

Increase(decrease) in cash and restricted cash	40,542,101	(7,693,359)

Cash and restricted cash, beginning of period	10,990,829	12,588,113

Cash and restricted cash, end of period	$51,532,930	$4,894,754

Supplemental Information
Cash paid for interest	$-	$64,094
Conversion of debt and interest to common shares	$-	$1,822,210
Acquisition of right of use assets for lease obligations	$3,814,336	$1,117,219

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation (ARC or the Company) operates through subsidiaries that were acquired in 2020, 2019, 2018, 2016 and 2015 for the purpose of acquiring, rehabilitating and operating various natural resource assets including coal, oil and natural gas.

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

Interim Financial Information:

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period. These financial statements should be read in conjunction with the Company’s 2022 audited financial statements and notes thereto which were filed on Form 10-K on March 31, 2023.

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

Cash, Cash Equivalents and Restricted Cash:

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the six months ended June 30, 2023 and June 30, 2022.

	June 30, 2023	June 30, 2022
Cash	$2,874,557	$3,807,783
Restricted Cash	48,658,373	1,086,971
Total cash and restricted cash presented in the consolidated statement of cash flows	$51,532,930	$4,894,754

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

The table below reflects the changes to our ARO:

Balance at December 31, 2022	$20,295,634
Accretion – six months June 30, 2023	496,583
Reclamation work – six months June 30, 2023	-
Balance at June 30, 2023	$20,792,216

Balance at December 31, 2021	$18,951,587
Accretion – six months Jun 30, 2022	631,442
Reclamation work – six months June 30, 2022	-
Balance at June 30, 2022	$19,583,029

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

Allowance for trade receivables as of June 30, 2023 and December 31, 2022 amounted to $0, for both periods. Allowance for other accounts receivables as of June 30, 2023 and December 31, 2022 amounted to $1,888,070 and $1,744,570, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of June 30, 2023 and December 31, 2022.

Prepaid Fees and Advance Royalties:

Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced.

Inventory:

Inventory consisting of mined coal is stated at the lower of cost (first in, first out method) or net realizable value.

Reclassifications:

Reclassifications of prior periods have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2023 and December 31, 2022, property and equipment were comprised of the following:

	June 30, 2023	December 31, 2022
Processing and rail facility	$553,103	$-
Underground equipment	-	-
Surface equipment	-	-
Coal refuse storage	12,134,192	12,134,192
Mine Development	561,575	561,575
Land	1,617,435	1,617,435
Less: Accumulated depreciation	(5,838,840)	(5,199,478)

Total Property and Equipment, Net	$9,027,465	$9,113,724

Depreciation expense amounted to $320,167 and $630,341 for the three-month periods June 30, 2023 and June 30, 2022, respectively. Depreciation expense amounted to $639,362 and $1,256,383 for the six-month periods June 30, 2023 and June 30, 2022, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Rare Earth Processing Equipment	5 Years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the three-month period ended June 30, 2023, principal reductions on long term debt totaled $21,045, primarily due to payments of the Volvo loan. During the three-month period ended March 31, 2023, increases to long term debt totaled $0. On January 31, 2023, the remaining amounts of the convertible notes in the amount of $9,891,241 was converted into 9,420,230 common shares of the Company. Extinguishing all future liabilities under the convertible note.

During the three-month period ended June 30, 2022, principal reductions on long term debt totaled $3,389,301, primarily due to the repayment of PPP loan and converting to common shares. During the three-month period ended June 30, 2022, increases to long term debt totaled $2,843,635 due mostly to equipment financing for reElement and a mine development coal for Carnegie 2 expansion.

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

On November 8, 2022, American Carbon Corp entered into a Financial Lease for equipment at 2069 Highway

At June 30, 2023, right of use assets and liabilities were comprised of the following:

	June 30, 2023		June 30, 2022
	Asset	Liability	Asset	Liability
Operating Leases	591,967	592,745	682,551	676,347

Finance Leases	16,235,498	13,197,171	1,117,219	997,239

NOTE 5 - RELATED PARTY TRANSACTIONS

Land Resources & Royalties

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending June 30, 2023, royalty expense incurred with LRR amounted to $103,001 and amounts advanced from LRR amounted $0 and amounts repaid amounted to $0. As of June 30, 2023, total amounts owed LRR amounted to $336,331. For the three-month period ending June 30, 2022, royalty expense incurred with LRR amounted to $81,284 and amounts advanced from LRR amounted to $0 and amounts repaid to LRR amounted to $0. As of June 30, 2022, total amounts owed LRR amounted to $81,284.

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

For the three-months ended June 30, 2023 amounts incurred under the agreement amounted to $1,148,385 and amounts paid totaled $1,383,360. For the three-months ended June 30, 2023, service charges covering members of the Company’s management amounted to $0.

For the six-months ended June 30, 2023 amounts incurred under the agreement amounted to $2,112,561 and amounts paid totaled $3,584,957. For the six-months ended June 30, 2023, service charges covering members of the Company’s management amounted to $0.

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

American Opportunity Venture II, LLC

During March 2022, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of June 30, 2023, AOVII has had no operational activity.

Novusterra, Inc.

During March 2022, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. As of June 30, 2023, Novusterra has had no operational activity.

Land Betterment Exchange (LBX)

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of June 30, 2023, there is no market for the LBX Token and therefore no value has been assigned.

FUB Mineral LLC

On October 1, 2022, the Company invested $250,000 into FUB Mineral, LLC a company with common owners.

NOTE 6 – EQUITY TRANSACTIONS

Employee stock compensation expense for the three-month period ending June 30, 2023 and 2022 amounted to $376,573 and $190,024 respectively.

Employee stock compensation expense for the six-month period ending June 30, 2023 and 2022 amounted to $753,146 and $389,868 respectively.

On May 1, 2023, the company issued employee stock options in the amount of 6,500 Class A Common Stock.

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

The Company uses the Black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

June 30, 2023
Expected Dividend Yield	0%
Expected volatility	87.97%
Risk-free rate	0.870%
Expected life of warrants	1.592-6.60 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) – December 31,2021	8,401,221	$1.135	2.152	$7,453,214
Granted	4,601,250	$3.531	4.814	$69,700
Forfeited or Expired	-	$-	-	$-
Exercised	1,705,508	$1.226	3.070	$5,347,983
Outstanding – June 30, 2022	11,296,963	$2.102	2.771	$9,918,604
Exercisable (Vested) – June 30, 2022	11,296,963	$2.102	2.771	$9,918,604

Exercisable (Vested) – December 31, 2022	9,724,369	$2.25	2.69	$6,515,327
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - June 30, 2023	9,730,869	$2.00	3.86	$6,515,327
Exercisable (Vested) - June 30, 2023	9,730,869	$2.00	3.86	$6,515,327

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2021	2,159,269	$1.606	5.660	$1,919,129
Exercisable (Vested) – December 31, 2021	888,659	$1.581	5.047	$749,470
Granted	75,000	$2.560	6.597	$105,000
Forfeited or Expired	125,000	$1.998	3.00	$58,500
Exercised	25,000	$1.640	6.562	$41,500
Outstanding – June 30, 2022	2,084,269	$1.551	5.369	$2,363,549
Exercisable (Vested) – June 30, 2022	1,055,325	$1.496	5.191	$1,278,944

Outstanding – December 31, 2022	4,209,269	$1.665	5.39	$3,186,870
Exercisable (Vested) – December 31, 2022	3,159,268	$1.517	4.91	$3,141,183
Granted	6,500	$1.14	4.00	$4,810
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - June 30, 2023	4,215,769	$1.517	4.64	$3,145,993
Exercisable (Vested) - June 30, 2023	4,215,769	$1.517	4.64	$3,145,993

NOTE 7 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,141,000, the Company has accrued $1,432,077 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration totaling $729,280 of which the Company has accrued $351,303 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts totaling $322,233, associated with the notices are included in the Company’s trade payables.

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

NOTE 8 - SUBSEQUENT EVENTS

On August 1, 2023 American Resources Corporation (“American Resources” or the “Company”), received a deposit (“Deane Deposit”) whereby entering the Company’s subsidiary, American Carbon Corporation (“American Carbon” or “ACC”), into a binding letter of intent (“Letter of Intent”) to sell certain assets associated to its Deane Mining complex to Integrity Carbon Solutions LLC (“Integrity” or “ICS”). Total consideration for the Company’s Deane Mining complex is approximately $20,600,000 of enterprise value which consists of: (i) the $200,000 Deane Deposit, (ii) $800,000 paid upon the consummation of the transaction as contemplated in the Letter of Intent (“Closing Payment”), (iii) $500,000 per calendar quarter for a period twenty-one consecutive calendar quarters following the Closing Payment (“Quarterly Payments”), and (iv) the assumption and replacement of approximately $9,100,000 of associated environmental reclamation bonds.

On August 11, 2023 American Carbon Corp (“ACC”) entered into a coal sale agreement with Marco International Corporation.  The agreement is for an amount up to $20,000,000 and is based on an advance rate of 70% of the index pricing value of accepted coal and the agreement carries a premium of 3.25% of the index pricing.

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

Mining operations at the E4-2 mine re-commenced on March 29, 2022 under updated licensing after being idled beginning in January 2020 due to the adverse market effects Covid-19 global pandemic.

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

Results of Operations

Our consolidated operations had operating revenues of $1,980,688 and $10,849,144 for the three-months and six-months ended June 30, 2023 and $16,199,204 and $25,279,828 operating revenue for the three-months and six-months ended June 30, 2022.

For the three-months and six-months ended June 30, 2023 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $999,925 and $4,100,794. For the three-months and six-months ended June 30, 2022 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $2,443,834 and $5,196,736.

The primary driver for increase in revenue was an increase in coal production since the Covid-19 global pandemic.

For the three months ended June 30, 2023 and 2022, coal sales and processing expenses were $3,798,012 and $5,569,133 respectively, development costs, including loss on settlement of ARO were $2,666,846 and $11,532,406 respectively, and production taxes and royalties $496,824 and $786,008, respectively. Depreciation expense for the same periods ended June 30, 2023 and 2022 were $8,482 and $630,341 respectively. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the six months ended June 30, 2023 and 2022, coal sales and processing expenses were $6,503,830 and $8,459,992 respectively, development costs, including loss on settlement of ARO were $8,300,754 and $18,316,594, respectively, and production taxes and royalties $1,478,461 and $1,605,485, respectively. Depreciation expense for the same periods ended June 30, 2023 and 2022 were $21,818 and $1,256,383 respectively. Decrease in coal sales and processing expenses were due to increase in mine development and expansion. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the three months ended June 30, 2023 and 2022, Other Income (Expense) amounted to $260,000 and $76,000, respectively. For the six months ended June 30, 2023 and 2022, Other Income (Expense) amounted to $353,000 and $158,156, respectively. The primary driver of reduced Other Income (Expense) is less settlement expenses for the current period.

Liquidity and Capital Resources

As of June 30, 2023, our available cash was $2,874,557. From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common stock equity investments and loans.

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

For the six months ending June 30, 2023 our net cash flow used in operating activities was $1,173,168 and for the six months ending June 30, 2022 the net cash flow used in operating activities was $7,950,890.

For the six months ending June 30, 2023 and 2022 net cash proceeds from and (used in) investing activities were $(5,902,189) and $(929,574) respectively.

For the six months ending June 30, 2023 and 2022 net cash proceeds from financing activities were $45,271,122 and $1,187,105 respectively.

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

Critical Accounting Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 1 to the financial statements included in the December 31, 2022 10-K filed on March 30, 2023.

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

As of June 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of June 30, 2023, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2023 that have materially affected the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2022, 425,000 of restricted common shares were sold. Gross proceeds to the Company amounted to $1,275,000 which were used for general business purposes.

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

AMERICAN RESOURCES CORPORATION

Date: August 14, 2023	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board (Principal Executive Officer)