Form 10-Q
period 2023-09-30
American Resources Corp
filed 2023-11-14
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 14, 2023, the registrant had 78,268,338 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

		PAGE
PART I. FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements	3

	Consolidated Condensed Balance Sheets as of September 30, 2023 and December 31, 2022 (Unaudited)	4

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	5

	Consolidated Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months ended September 30, 2023 and 2022 (unaudited)	6-7

	Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2023 and 2022 (Unaudited)	8

	Notes to Unaudited Consolidated Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURES		33

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and nine months ended

September 30, 2023

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
UNAUDITED

	September 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash	$3,117,380	$8,868,566
Accounts Receivable	4,390,828	660,755
Inventory	2,166,526	446,690
Prepaid fees	1,917,642	786,576
Total Current Assets	12,352,376	10,762,587

OTHER ASSETS
Cash - restricted	41,595,685	2,122,263
Property and Equipment, Net	11,688,155	9,113,722
Right of use assets, net	18,461,300	13,033,889
Investment in LLC – Related Party	19,483,593	20,784,866
Note Receivable	99,022	99,022
Total Other Assets	91,327,755	45,153,762

TOTAL ASSETS	$102,920,131	$55,916,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,331,281	$4,916,243
Non-Trade payables	2,776,368	2,524,243
Accounts payable – related party	2,544,796	4,295,232
Accrued interest	142,881	106,886
Current portion of debt	804,656	1,917,506
Current portion of convertible debt	-	9,787,423
Current portion of lease liabilities, net	5,407,406	3,889,235
Total Current Liabilities	16,207,388	27,436,768

OTHER LIABILITIES
Remediation liability	21,040,507	20,295,634
Lease liabilities, net	7,773,155	7,899,251
Bonds Payable, net	43,202,858	-
Total Other Liabilities	72,016,520	28,682,904

Total Liabilities	88,223,908	55,631,653

STOCKHOLDERS’ EQUITY (DEFICIT)
AREC - Class A Common stock: $0.0001 par value; 230,000,000 shares authorized, 66,860,522 and 65,084,992 shares issued and outstanding	7,627	6,680
Additional paid-in capital	178,533,973	167,517,259
Accumulated deficit	(163,845,377)	(167,239,243)
Total stockholders’ deficit	14,696,223	(284,696)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	102,920,131	55,916,349

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

Coal Sales	$5,721,840	$9,441,366	$16,120,841	$34,442,413
Metal Aggregating, Processing and Sales	5,723	4,988	60,148	45,507
Royalty Income	100,963	63,384	496,682	301,646

Total Revenue	5,828,526	9,509,738	16,677,671	34,789,566

Cost of Coal Sales and Processing	(286,330)	(6,955,403)	(6,562,425)	(15,415,398)
Accretion Expense	(248,291)	(356,303)	(744,873)	(987,744)
Depreciation	(9,218)	(602,503)	(31,036)	(1,858,886)
Amortization of Mining Rights	(311,685)	(311,685)	(929,229)	(926,764)
General and Administrative	(1,299,303)	(734,515)	(3,755,386)	(2,658,376)
Professional Fees	(359,411)	(302,732)	(999,143)	(889,157)
Production Taxes and Royalties	(891,180)	(1,185,970)	(2,369,640)	(2,791,455)
Development Costs	(1,331,118)	(3,692,774)	(9,859,609)	(22,009,368)

Total Operating Expenses	(4,736,536)	(14,141,885)	(25,251,341)	(47,537,148)

Net Loss from Operations	1,091,990	(4,632,147)	(8,573,670)	(12,747,582)

Other Income (loss)	150,000	36,224	503,000	194,381
Unrealized loss on trading securities	-	(1,960)	-	(9,562)
Gain (loss) on cancelation of debt	-	(362,377)	-	3,050,775
Gain on sale of assets	2,538,576	-	8,475,468	-
Interest Income	2,831	1,162	21,595	14,489
Interest expense	(299,762)	(310,681)	(1,043,551)	(969,018)
Total Other income (expense)	2,391,645	(637,632)	7,956,512	2,281,065

Net Income (Loss)	$3,483,635	$(5,226,840)	$(617,158)	$(10,466,517)

Net loss per common share - basic and diluted	$0.05	$(0.08)	$0.00	$(0.16)

Weighted average common shares outstanding	76,245,984	66,377,788	75,144,374	65,846,220

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2022 THROUGH SEPTEMBER 30, 2022 AND JANUARY 1, 2023 THROUGH SEPTEMBER 30, 2023
UNAUDITED

Statement of Stockholders’ Deficit
September 30, 2022

	American Resources
	Common Stock
	Par value	0.0001		Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance December 31, 2021	65,084,992	$6,508	$163,441,655	$(165,793,571)	$(2,345,408)

Issuance of common shares for Warrant Conversion	488,594	50	665,341	-	665,391

Issuance of common shares for Conversion of debt and interest	582,885	58	622,152	-	622,210

Amortization of debt discount	-	-	(40,655)	-	40,655

Stock compensation - options	-	-	199,843	-	199,843

Net Loss	-	-		(2,752,902)	(2,752,902)

Balance March 31, 2022	66,156,471	6,616	164,888,336	(168,538,589)	(3,651,521)

Issuance of common shares for Conversion of debt and interest	451,250	45	1,199,955	-	1,200,000

Issuance of common shares for Warrant Conversion	5,364	-	8,064	-	8,064

Stock Compensation - Options	-	-	190,024	-	190,024

Net Loss	-	-	-	(2,443,834)	(2,443,834)

Balance June 30, 2022	66,613,085	$6,661	$166,286,379	$(170,969,757)	$(4,697,267)

Issuance of common shares for payables conversion	172,000	17	601,983	-	602,000

Issuance of common shares for Warrant Conversion	55,437	5	83,151	-	83,156

Issuance of common shares for professional services	20,000	2	38,798	-	38,800

Stock compensation - options	-	-	170,385	-	170,385

Net loss	-	-	-	(5,269,779)	(5,269,779)

Balance September 30, 2022	66,860,522	$6,685	$167,180,697	$(176,196,598)	$(9,072,705)

The accompanying footnotes are integral to the unaudited consolidated financial statements

	Par value	0.0001		Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance December 31, 2022	66,777,620	$6,680	$167,517,259	$(167,239,243)	$(284,696)

Issuance of common shares for Warrant Conversion	9,420,230	942	9,786,481	-	9,787,423

Stock compensation - options	-	-	376,573	-	376,573

Net Loss	-	-		(3,100,869)	(3,100,869)

Balance March 31, 2023	76,197,850	7,622	177,680,313	(170,340,112)	7,347,823

Recapture expenses for bond issuance	-	-	-	4,011,025	4,011,025

Stock compensation - options	-	-	376,573	-	376,573

Net loss	-	-	-	(999,925)	(999,925)

Balance June 30, 2023	76,197,850	$7,622	$178,056,886	$(167,329,012)	$10,735,496

Issuance of common shares for consulting services	49,020	5	99,995		100,000

Issuance of common shares for Warrant Conversion	500	-	519	-	519

Stock compensation - options	-	-	376,573	-	376,573

Net loss	-	-	-	3,483,635	3,483,635

Balance September 30, 2023	76,247,370	$7,627	$178,533,973	$(163,845,377)	$14,696,223

AMERICAN RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended	For the nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating activities:
Net loss	$142,842	$(10,466,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	-	(3,050,771)
Depreciation expense	31,036	1,858,886
Amortization of mining rights	929,229	926,764
Accretion expense	744,873	1,274,320
Amortization expense of right to use assets	(2,918,365)	(378,198)
Amortization of issuance costs and debt discount	-	-
Options expense	1,129,719	560,252
Warrant expense	519	756,611
Issuance of common shares for service	99,995	38,800

Change in current assets and liabilities:
Accounts receivable	(4,490,073)	(2,495,408)
Inventory	(1,719,836)	(730,023)
Prepaid expenses and other assets	(1,131,066)	(429,737)
Accounts payable	(332,837)	269,564
Accrued interest	35,995	(3,194)
Accounts payable - related party	(1,750,436)	(12,920)
Net cash (used in)/generated from operations	(9,028,400)	(11,881,575)

Cash Flows from Investing activities:
Cash used in investments in LLCs	1,301,273	(1,240,438)
Cash invested in note receivable	-	(335,000)
Cash received (paid) for PPE, net	(3,534,698)	5,052,912
Net cash (used in)/generated from investing activities	(2,233,425)	3,477,474

Cash Flows from Financing activities:
Principal payments on finance lease	(1,116,969)	(286,573)
Principal payments on debt	(1,112,852)	(1,604,003)
Proceeds from Bonds	43,202,858	-
Proceeds from the bond Lookback	4,011,024	-
Proceeds from debt	-	2,563,000
Proceeds from warrant conversions	-	-
Net cash (used in)/generated from financing activities	44,984,061	672,422

Increase(decrease) in cash and restricted cash	33,722,236	(7,731,677)

Cash and restricted cash, beginning of period	10,990,829	12,588,113

Cash and restricted cash, end of period	$44,713,065	$4,856,436

Supplemental Information
Cash paid for interest	$-	$64,094
Conversion of debt, interest and payables to common shares	$-	$2,424,210
Acquisition of right of use assets for lease obligations	$-	6,252,088

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

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period. These financial statements should be read in conjunction with the Company’s 2022 audited financial statements and notes thereto which were filed on Form 10-K on March 31, 2023.

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

Cash, Cash Equivalents and Restricted Cash:

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the six months ended September 30, 2023 and June 30, 2022.

	September 30, 2023	September 30, 2022
Cash	$3,117,380	$3,769,465
Restricted Cash	41,595,685	1,086,971
Total cash and restricted cash presented in the consolidated statement of cash flows	$44,713,065	$4,856,436

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

The table below reflects the changes to our ARO:

Balance at December 31, 2022	$20,295,634
Accretion – nine months September 30, 2023	744,873
Reclamation work – nine months September 30, 2023	-
Reduction of ARO due to dispositions	-
Balance at September 30, 2023	$21,040,507

Balance at December 31, 2021	$18,951,587
Accretion – nine months September 30, 2022	987,744
Reclamation work – nine months September 30, 2022	-
Reduction of ARO due to dispositions	-
Balance at September 30, 2022	$19,939,332

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

Allowance for trade receivables as of September 30, 2023 and December 31, 2022 amounted to $0, for both periods. Allowance for other accounts receivables, including note receivables as of September 30, 2023 and December 31, 2022 amounted to $804,478 and $1,744,570, respectively.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of September 30, 2023 and December 31, 2022.

Prepaid Fees and Advance Royalties: Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced.

Inventory: Inventory consisting of mined coal is stated at the lower of cost (first in, first out method) or net realizable value.

Reclassifications: Reclassifications of prior periods have been made to conform with current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2023 and December 31, 2022, property and equipment were comprised of the following:

	September 30, 2023	December 31, 2022
Processing and rail facility	$553,105	$-
Underground equipment	-	-
Surface equipment	-	-
Coal refuse storage	12,134,192	12,134,192
Mine Development	561,575	561,575
Construction in Progress	2,981,813	-
Land	1,617,435	1,617,435
Less: Accumulated depreciation	(6,159,744)	(5,199,478)

Total Property and Equipment, Net	$17,848,120	$9,113,724

Depreciation expense amounted to $9,218 and $602,503 for the three-month periods September 30, 2023 and September 30, 2022, respectively. Depreciation expense amounted to $31,036 and $1,858,886 for the nine-month periods September 30, 2023 and September 30, 2022, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Rare Earth Processing Equipment	5 Years
Mining Rights	5-10 years
Coal Refuse Storage	10 years

NOTE 3 - NOTES PAYABLE

During the three-month period ended September 30, 2023, principal reductions on long term debt totaled $14,029.

During the three-month period ended September 30, 2022, principal reductions on long term debt totaled $325,191.

NOTE 4 - BONDS PAYABLE

On May 31, 2023, WCC entered into a Bond Purchase Agreement in the principal amount of $45,000,000 less a $900,000 underwriting discount.  The bonds carry an interest rate of 9% and mature on June 8, 2038.

 In accordance with the Bond Purchase Agreement three reserves were established: the project reserve, the principal reserve and the interest reserve.  The balances of the reserves as of September 30, 2023 are as follows:

Project Reserve Fund:	$4,500,000
Principal Reserve Fund:	$29,133,246
Interest Reserve Fund:	$6,075,000

NOTE 5 – RIGHT OF USE ASSETS AND LEASES

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

On November 8, 2022, American Carbon Corp entered into a Financial Lease for equipment at 2069 Highway

At September 30, 2023, right of use assets and liabilities were comprised of the following:

	September 30, 2023		September 30, 2022
	Asset	Liability	Asset	Liability
Operating Leases	563,914	569,884	682,551	656,515

Finance Leases	17,897,385	13,705,567	4,828,966	4,464,846

NOTE 6 - RELATED PARTY TRANSACTIONS

Land Resources & Royalties

The Company leases property from Land Resources & Royalties (LRR), an entity controlled by certain members of the Company’s management who are also directors and shareholders. Until July 1, 2018, LRR was consolidated as a VIE resulting in transaction between the two companies to be eliminated upon consolidation. Upon deconsolidation, amounts paid and owed to LRR have been disclosed discreetly in the consolidated financial statements. For the three-month period ending September 30, 2023, royalty expense incurred with LRR amounted to $103,234 and amounts advanced from LRR amounted $0 and amounts repaid amounted to $0. As of September 30, 2023, total amounts owed LRR amounted to $339,565. For the three-month period ending September 30, 2022, royalty expense incurred with LRR amounted to $113,218  and amounts advanced from LRR amounted to $0 and amounts repaid to LRR amounted to $0. As of September 30, 2022, total amounts owed LRR amounted to $41,317.

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

For the three-months ended September 30, 2023 amounts incurred under the agreement amounted to $1,269,115 and amounts paid totaled $1,373,000. For the three-months ended September 30, 2023, service charges covering members of the Company’s management amounted to $0.

For the nine-months ended September 30, 2023 amounts incurred under the agreement amounted to $3,381,676 and amounts paid totaled $4,957,957. For the nine-months ended June 30, 2023, service charges covering members of the Company’s management amounted to $0.

For the three-months ended September 30, 2022 amounts incurred under the agreement amounted to $1,618,627 and amounts paid totaled $319,202. For the three-months ended June 30, 2022, service charges covering members of the Company’s management amounted to $0.

For the nine-months ended September 30, 2022 amounts incurred under the agreement amounted to $3,555,587 and amounts paid totaled $2,273,749. For the nine-months ended June 30, 2022, service charges covering members of the Company’s management amounted to $0.

American Opportunity Venture, LLC

During January 2022, the company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting.

American Opportunity Venture II, LLC

During March 2022, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of September 30, 2023, AOVII has had no operational activity.

Novusterra, Inc.

During March 2022, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. As of September 30, 2023, Novusterra has had no operational activity.

Land Betterment Exchange (LBX)

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of September 30, 2023, there is no market for the LBX Token and therefore no value has been assigned.

FUB Mineral LLC

On October 1, 2022, the Company invested $250,000 into FUB Mineral, LLC a company with common owners.

NOTE 7 – EQUITY TRANSACTIONS

Employee stock compensation expense for the three-month period ending September 30, 2023 and 2022 amounted to $376,573 and $190,024 respectively.

Employee stock compensation expense for the six-month period ending September 30, 2023 and 2022 amounted to $753,146 and $389,868 respectively.

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

The Company uses the Black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

September 30, 2023
Expected Dividend Yield	0%
Expected volatility	87.97%
Risk-free rate	0.870%
Expected life of warrants	1.592-6.60 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) – December 31,2021	8,401,221	$1.135	2.152	$7,453,214
Granted	4,601,250	$3.531	4.814	$69,700
Forfeited or Expired	-	$-	-	$-
Exercised	1,732,508	$0.86	2.16	$7,038,153
Outstanding – September 30, 2022	11,296,963	$2.25	2.39	$4,221,721
Exercisable (Vested) – September 30, 2022	11,296,963	$2.25	2.69	$4,221,721

Exercisable (Vested) – December 31, 2022	10,213,764	$2.25	2.69	$121,018
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	248,051	$1.50	2.00	$-
Outstanding - September 30, 2023	9,965,713	$1.14	3.86	$49,193
Exercisable (Vested) - September 30, 2023	9,965,713	$1.14	3.86	$49,193

Company Options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2021	2,159,269	$1.606	5.660	$1,919,129
Exercisable (Vested) – December 31, 2021	888,659	$1.581	5.047	$749,470
Granted	325,000	$2.30	6.74	$105,000
Forfeited or Expired	275,000	$1.45	3.54	$199,500
Exercised	25,000	$1.640	6.562	$41,500
Outstanding – September 30, 2022	2,184,269	$1.67	5.369	$1,416,548
Exercisable (Vested) – September 30, 2022	1,134,268	$1.52	4.91	$774,380

Outstanding – December 31, 2022	4,209,269	$1.665	5.39	$3,186,870
Exercisable (Vested) – December 31, 2022	3,159,268	$1.517	4.91	$3,141,183
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - September 30, 2023	4,209,269	$1.980	6.49	$3,257,470
Exercisable (Vested) - September 30, 2023	4,209,269	$1.980	6.49	$3,257,470

NOTE 8 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,165,400, the Company has accrued $1,432,077 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration totaling $755,377 of which the Company has accrued $351,303 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts totaling $322,233, associated with the notices are included in the Company’s trade payables.

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

On August 1, 2023 American Resources Corporation (“American Resources” or the “Company”), received a deposit (“Deane Deposit”) whereby entering the Company’s subsidiary, American Carbon Corporation (“American Carbon”or “ACC”), into a binding letter of intent (“Letter of Intent”) to sell certain assets associated to its Deane Mining complex to Integrity Carbon Solutions LLC (“Integrity” or “ICS”). Total consideration for the Company’s Deane

Mining complex is approximately $20,600,000 of enterprise value which consists of: (i) the $200,000 Deane Deposit, (ii) $800,000 paid upon the consummation of the transaction as contemplated in the Letter of Intent (“Closing Payment”), (iii) $500,000 per calendar quarter for a period twenty-one consecutive calendar quarters following the Closing Payment (“Quarterly Payments”), and (iv) the assumption and replacement of approximately $9,100,000 of associated environmental reclamation bonds.  As of the report date, this transaction has not closed.

On August 11, 2023 American Carbon Corp (“ACC”) entered into a coal sale agreement with Marco International Corporation. The agreement is for an amount up to $20,000,000 and is based on an advance rate of 70% of the index pricing value of accepted coal and the agreement carries a premium of 3.25% of the index pricing.  As of the report date, $2,020,311 has been sold under this agreement.

On August 13, 2023 American Resources Corporation (“American Resources” or the “Company”), received a non-binding letter of interest for the assets of American Carbon Corporation (“American Carbon” or “ACC”), from a non-affiliated party. Total consideration for ACC’s assets is approximately $300,000,000 of cash value which consists of: (i) $20,000,000 cash at closing and (2) balance to be paid out as a royalty agreement at a rate of 10% plus a profit split to determined subject to further diligence

On August 13, 2023 American Resources Corporation (“American Resources” or the “Company”), received a non-binding letter of interest for the assets of Perry County Resources ( “PCR”), from a non-affiliated party. Total consideration for PCR’s assets is approximately $40,000,000 of cash value which consists of: (i) $2,000,000 cash at closing and (2) balance to be paid out as a royalty agreement at a rate of 10% plus a profit split to determined subject to further diligence and (3) the assumption and replacement of associated environmental reclamation bonds.  As of the report date, this transaction has not closed.

NOTE 9 - SUBSEQUENT EVENTS

On October 10, 2023, ReElement converted from an Indiana LLC to an Indiana Corporation.

On November 2, 2023, American Resources Corporation’s (“American Resources” or the “Company”) entered into a Bond Purchase Agreement (“Purchase Agreement”) with the City of Marion, Indiana (the “City”), to where the City has authorized the issuance of Economic Development Revenue Bonds, Series 2023 in the form of a tax increment financing bond in the amount of $44,897,000 of local incentives for the Company’s development of its 42-acre, critical mineral refining campus. The Purchase Agreement closed and the initial incremental payment was made on November 3, 2023.

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

On January 5, 2017, American Resources Corporation (ARC) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (“Quest Energy”), a private Company incorporated in the State of Indiana on May 2015 with offices at 12115 Visionary Way, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky and western West Virginia. On November 25, 2021, Quest Energy changed its name to American Carbon Corp. (American Carbon)

American Carbon currently has seven coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining) and Wyoming County Coal LLC (Wyoming County), , Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers and specialty products. Since mid-2019, we have not mined or sold coal which is sold into the thermal coal markets. All production and future investment will be for the mining of metallurgical coal used in the steel and specialty markets.

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

Beginning in January 2021 through the report date, Mine #15 and Carnegie 1 mines were idled due to the adverse market effects Covid-19 global pandemic.

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

Mining operations at the E4-2 mine re-commenced on March 29, 2022 under updated licensing after being idled beginning in January 2021 due to the adverse market effects Covid-19 global pandemic.

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

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. Coal sales currently come from the Company’s McCoy Elkhorn’s Carnegie 1 and 2 mines. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

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

Competition

The coal industry is intensely competitive. The most important factors on which the Company competes are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors will include Corsa Coal Corporation, Ramaco Resources, Blackhawk Mining, Coronado Coal, Arch Coal, Alpha Energy, and Warrior Met Coal. Many of these coal producers may have greater financial resources and larger coal deposit bases than we do. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as China, Australia, Colombia, Indonesia and South Africa.

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

Employees

ARC, through its operating subsidiaries, employs a combination of Company employees and contract labor to mine coal, process coal, and related functions. The Company is continually evaluating the use of Company employees and contract labor to determine the optimal mix of each, given the needs of the Company. Currently, McCoy’s Carnegie 1 and 2 mines are run by contract labor, and the Company’s various coal preparation facilities are run by contract labor.

The Company currently has approximately 11 employees, with a substantial majority based in eastern Kentucky. The Company is headquartered in Fishers, Indiana with six members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $5,828,526 and $9,509,738 for the three-months and nine-months ended September 30, 2023 and $16,677,671 and $34,789,566 operating revenue for the three-months and nine-months ended September 30, 2022.

For the three-months and nine-months ended September 30, 2023 we have incurred net income attributable to American Resources Corporation Shareholders in the amount of $142,842 and $4,243,635. For the three-months and nine-months ended September 30, 2022 we have incurred net loss attributable to American Resources Corporation Shareholders in the amount of $5,226,840 and $10,403,028.

The primary driver for increase in revenue was an increase in coal production since the Covid-19 global pandemic.

For the three months ended September 30, 2023 and 2022, coal sales and processing expenses were $286,330 and $ 6,955,403 respectively, development costs, including loss on settlement of ARO were $1,331,118 and $3,692,774, respectively, and production taxes and royalties $891,180 and $1,185,970, respectively. Depreciation expense for the same periods ended September 30, 2023 and 2022 were $9,218 and $602,503 respectively. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the nine months ended September 30, 2023 and 2022, coal sales and processing expenses were $6,562,425 and $15,415,398 respectively, development costs, including loss on settlement of ARO were $9,859,609 and $ 22,009,368 , respectively, and production taxes and royalties $2,791,455 and $2,791,455, respectively. Depreciation expense for the same periods ended September 30, 2023 and 2022 were $31,036 and $1,858,886 respectively. Increase in coal sales and processing expenses were due to increase in mine development and expansion. Increase operating expenses were due to increased mining activities, increased development activity and increased asset purchases which led to increased depreciation.

For the three months ended September 30, 2023 and 2022, Other Income (Expense) amounted to $150,000 and $36,224, respectively. For the nine months ended September 30, 2023 and 2022, Other Income (Expense) amounted to $503,000 and $194,381, respectively. The primary driver of reduced Other Income (Expense) is less settlement expenses for the current period.

Liquidity and Capital Resources

As of September 30, 2023, our available cash was $3,117,380. From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common stock equity investments and loans.

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

For the nine months ending September 30, 2023 our net cash flow used in operating activities was $(9,028,400) and for the nine months ending September 30, 2022 the net cash flow used in operating activities was $(11,881,575) .

For the nine months ending September 30, 2023 and 2022 net cash proceeds from and (used in) investing activities were $(2,233,425) and $3,477,474 respectively.

For the nine months ending September 30, 2023 and 2022 net cash proceeds from financing activities were $44,984,061 and $672,424 respectively.

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

Business Effect of Covid-19

During 2022 and 2021, the worldwide COVID-19 outbreak has resulted in muted demand for infrastructure and steel products and their necessary inputs including Metallurgical coal. These recent developments are expected to result in lower sales and gross margins. Because of the adverse market conditions caused by the global pandemic the Company’s operations were idled in January 2021 and resumed during December 2021. Additionally, supply chain constraints are persistent in all parts of our business.

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

ASU 2021-01, Equity Method Investments, effective for years beginning after December 15, 2021.

ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) effective for years beginning after December 31, 2021.

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

Based upon our evaluation, as of September 30, 2023, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2023 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: November 14, 2023	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board (Principal Executive Officer)

