Form 10-K
period 2023-12-31
American Resources Corp
filed 2024-04-15
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $131,330,970.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of April 15, 2024 was 79,179,958 shares.

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

Fiscal Year Ended December 31, 2023

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of American Resources Corporation for the year ended December 31, 2023 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On January 5, 2017, American Resources Corporation (ARC) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (“Quest Energy”), a private company incorporated in the State of Indiana on May 2015 with offices at 12115 Visionary Way, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky and western West Virginia. On November 25, 2020, Quest Energy changed its name to American Carbon Corp. (American Carbon)

American Carbon currently has seven coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining), Wyoming County Coal LLC (Wyoming County), Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers and specialty products.

Efforts to diversify revenue streams have led to the establishment of additional subsidiaries; American Metals LLC (AM) which is focused on the aggregation, recovery and sale of recovered metal and steel and American Rare Earth LLC (ARE) which is focused on the purification and monetization of critical and rare earth element deposits and end of life magnets and batteries.  During 2022, American Rare Earth LLC changed its name to ReElement Technologies LLC (ReElement).  During 2023, ReElement filed and changed from a limited liability company to a corporation.

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

Historic Metallurgical Coal Prices		Historic CAPP Thermal Coal Prices
Year End	Hampton Road Index HCC - High	Year End	Big Sandy / Kanawha Rate District
2014	$100.35	2014	$56.00
2015	$80.25	2015	$45.55
2016	$223.00	2016	$50.65
2017	$210.00	2017	$60.90
2018	$205.34	2018	$68.12
2019	$135.00	2019	$60.30
2020	$101.00	2020	$54.35
2021	$342.00	2021	$92.50
2022	$364.53	2022	$148.57
2023	$327.00	2023	$78.65

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

The coal controlled at McCoy Elkhorn (along with our other subsidiaries) has not been classified as either “proven” or “probable” as defined in the United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are classified as an “Exploration Stage” pursuant to Items 1300 through 1305 of Regulation S-K. Approximate coal deposits owned is 0 tons and leased by McCoy Elkhorn totals 11,108,724 tons as of September 30, 2023. The current leases contain minimum annual payments of $20,000 and production royalty payments of 7% of gross sales price.

Mines:

Within the McCoy Elkhorn subsidiary, Carnegie 1 is deemed material under Items 1304 of Regulation S-K.

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. Mine #15 is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the stockpile to McCoy Elkhorn’s coal preparation facility. Mine #15 is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The coal from Mine #15 is stockpiled at the mine site and belted directly to the Company’s nearby coal preparation facilities. Production at Mine #15 re-commenced under Quest Energy’s ownership in September 2016. Mine #15 has the estimated capacity to produce up to approximately 40,000 tons per month of coal. The Company acquired Mine #15 as an idled mine, and since acquisition, the primary work completed at Mine #15 by the Company includes changing working sections within the underground mine, air ventilation enhancements primarily through brattice work and the use of overcasts and installing underground mining infrastructure as the mine advances due to coal extraction. In 2023, Mine #15 produced approximately 0 tons. In 2022, Mine #15 produced approximately 0 tons. During 2022 and 2021, 100% and 100%, respectively, of the coal extracted from Mine #15 was high-vol “B” metallurgical coal quality, of which 100% was sold into the PCI market and 100% was sold into the metallurgical market, respectively. The mineral available through Mine #15 is leased from various 3rd party mineral holders. Coal mined from the lease requires a payment of greater of $2.50 per ton or 5% of gross sales price.

The Carnegie 1 Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2011, coal production from the Carnegie 1 Mine in the Alma coal seam commenced and then subsequently the mine was idled. Production at the Carnegie 1 Mine was reinitiated in early 2017 under Quest Energy’s ownership and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie 1 Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Carnegie 1. Mine has the estimated capacity to produce up to approximately 10,000 tons per month of coal. The Company acquired the Carnegie 1 Mine as an idled mine, and since acquisition, the primary work completed at the Carnegie 1 Mine by the Company includes mine rehabilitation work in preparation for production, changing working sections within the underground mine, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. In 2023, the Carnegie 1 Mine produced approximately 67,372.57 tons and sold at an average of $180.32 per ton. In 2022, the Carnegie 1 Mine produced approximately 59,911.58 tons and sold at an average of $166.09 per ton.. During 2023 and 2022 100% of the coal extracted from the Carnegie 1 Mine was high-vol “B” metallurgical coal quality, of which 100% was sold into the metallurgical market. The mineral being mined through Carnegie 1 is leased from a 3rd party professional mineral company. Coal mined from the lease requires a payment of greater of $1.75 per ton or 6% of gross sales price.

The Carnegie 2 Mine is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. In 2021, mine development began and operations at the Carnegie 2 Mine started in August 2022 and is currently being mined via room-and-pillar mining methods utilizing a continuous miner. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. The Carnegie 2 Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Carnegie 2. Mine has the estimated capacity to produce up to approximately 10,000 tons per month of coal. In 2023, the Carnegie 2 Mine produced approximately 13,460.99 tons and sold at an average of $237.31 per ton. In 2022, the Carnegie 2 Mine produced approximately 6,200 tons and sold at an average of $233.11 per ton. During 2023 and 2022 100% of the coal extracted from the Carnegie 2 Mine was high-vol “B” metallurgical coal quality, of which 100% was sold into the metallurgical market.  The mineral being mined through Carnegie 1 is leased from a 3rd party professional mineral company.  Coal mined from the lease requires a payment of greater of $1.75 per ton or 6% of gross sales price.

American Carbon acquired the PointRock Mine in April 2018. On May 8, 2020, the PointRock Mine permits were released from the Company’s control upon the settlement agreement with prior permit holder.

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

Mines:

The Wayland Surface Mine is a surface waste-rock reprocessing mine in a variety of coal seams (primarily the Upper Elkhorn 1 coal seam) located near Wayland, Kentucky. The Wayland Surface Mine is mined via area mining through the reprocessing of previously processed coal, and the coal is trucked approximately 22 miles to the Mill Creek Preparation Plant at Deane Mining, where it is processed and sold. The Wayland Surface Mine is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. During June 2018, production at the Wayland Surface Mine commenced under Quest Energy’s ownership. The associated permit was purchased during May 2018. Since acquisition, the primary work completed at the Wayland Surface Mine has been removing overburden to access the coal. The Wayland Surface Mine has the estimated capacity to produce up to approximately 15,000 tons per month of coal and started production in mid-2018 with nominal coal extracted and sold as thermal coal. In 2022, the Wayland Surface Mine produced approximately 0 tons. In 2021, the Wayland Surface Mine produced approximately 0 tons. During 2022, the Wayland Surface Mine was idled due to the company’s focus on the metallurgical and industrial markets.  No tons were produced during 2023.

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

Mines:

Access Energy is a deep mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Company acquired Access Energy as an idled mine, and since acquisition, the primary work completed at Access Energy by the Company includes mine rehabilitation work in preparation for production, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. Access Energy has the estimated capacity to produce up to approximately 20,000 tons per month of coal. In 2023, Access Energy produced approximately 0 tons. In 2022, Access Energy produced approximately 0 tons. During 2019, the permit related to the Access Energy mine was idled and is not expected to produce again under the Company’s control due to the continued focused on the metallurgical and industrial markets.

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

Mines:

The mining permits held by Wyoming County Coal are in various stages of planning and development with no mines currently in production.

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

The Company is in the process of upgrading and redeveloping the preparation facility to a modern 350 ton per hour preparation facility. The Company is also in the planning phase of upgrading the rail load out facility to a modern batch weight load out system.

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

In 2023, the EF-2 mine produced approximately 0 tons.

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

Below is a map showing the location of the Davidson Prep Plant, Bluegrass 4 rail Loadout, and E4-2 Mine at Perry County Resources:

ERC Mining Indiana Corporation (the Gold Star Mine)

General:

Located primarily within Greene and Sullivan Counties, Indiana, ERC Mining Indiana Corporation (“ERC”) is currently comprised of one idled underground mine (the Gold Star Mine), one idled coal preparation plant and rail loadout. ERC sold its coal in the past as thermal coal to utilities. The Company does not plan to mine the property and purchased it for monetization of infrastructure assets and to reclaim the property which was in process during 2021 and continued during 2022 and 2023.

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

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. During the year ended December 31, 2023, coal sales came from the Company’s Carnegie 1 and 2 mines.  During the year ended December 31, 2022, coal sales came from the Company’s Perry’ E4-2 mine and McCoy’s Carnegie 1 and 2 mines. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

Coal sales at the Company is primarily outsource to third party intermediaries who act on the Company’s behalf to source potential coal sales and contracts. The third-party intermediaries have no ability to bind the Company to any contracts, and all coal sales are approved by management of the Company.

Met coal accounted for approximately 100% and 91% of our coal revenues for the years ended December 31, 2023 and 2022, respectively. Two customers made up approximately 74% and 26% of our coal revenues for the year ended December 31, 2023. Three customers made up approximately 62%, 28% and 19% of our coal revenues for the year ended December 31, 2022.

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

Abandoned Mine Lands Fund

SMCRA also imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the AML Fund, which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.224 per ton for surface mined coal and $0.096 per ton for underground mined coal. In 2023, we recorded $X.X million of expense related to these reclassification fees.

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

Although our current bonding capacity approved by our sureties, Lexon Insurance Company and Continental Heritage, is substantial and enough to cover our current and anticipated future bonding needs, this amount may increase or decrease over time. As of December 31, 2023, and 2022, we had outstanding surety bonds at all of our mining operations totaling approximately $23.49 million and $30.94 million, respectively. While we anticipate reducing the outstanding surety bonds through continued reclamation of any of our permits, that number may increase should we acquire additional mining permits, acquire additional mining operations, expand our mining operations that result in additional reclamation bonds, or if any of our sites encounters additional environmental liability that may require additional reclamation bonding. While we intend to maintain a credit profile that eliminates the need to post collateral for our surety bonds, our surety has the right to demand additional collateral at its discretion.

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

Property

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $8,911.56 per month in rent for the office space and the rental lease expires December 2032.

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

On October 8, 2021, ReElement entered into a Commercial Lease for 6,700 square feet of warehouse space for the operation of a commercial grade critical element purification facility. This for the period of 2 years with a rate of $5,059.28 a month which has ability for annual extensions

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

The following map shows the location of our mining properties:

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

The Company currently has approximately 23 direct employees. The Company is headquartered in Fishers, Indiana with four members of the Company’s executive team based at this location.

Item 1A. Risk Factors.

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $8,911.56 per month in rent for the office space and the rental lease expires December 2032.

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

On October 8, 2021, ReElement entered into a Commercial Lease for 6,700 square feet of warehouse space for the operation of a commercial grade critical element purification facility. This for the period of 2 years with a rate of $5,059.28 a month which has ability for annual extensions

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface land owners.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A Common Stock (also referred to as common stock or shares) is presently traded on the NASDAQ Capital Market under the ticker symbol AREC. Our common stock has been thinly traded since our Company’s inception. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future. The following table sets forth information as reported by the Nasdaq Capital Markets for the high and low bid and ask prices for each of the eight quarters ending December 31, 2023 for our common stock. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2022
March 31	$2.64	$2.32
June 30	1.45	1.37
September 30	2.74	2.60
December 31	$1.33	$1.21
Quarters ending in 2023
March 31	$1.72	$1.31
June 30	2.03	1.11
September 30	2.04	1.25
December 31	$1.72	$1.29

(b) Holders

As of March 30, 2024, the Company had 139 Class A Common Stock shareholders of record holding 79,179,958 shares of our Class A Common Stock issued and outstanding. This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 51,895,080 Class A Common Stock. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Public market for common stock

Effective, February 15, 2019, The Company’s Common Stock began trading on the NASDAQ Capital Market.

Recent Sales of Unregistered Securities.

CLASS A COMMON STOCK

During the periods ending December 31, 2023 and December 31, 2022, the Company engaged in the sale of its unregistered securities as described below. The shares of our Class A Common Stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our Class A Common Stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

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

During 2023, the Company issued 9,420,230 shares of Class A Common Stock pursuant to debt conversions.

During 2023, the Company issued 49,020 shares of Class A Common Stock pursuant to consulting arrangements.

During 2023, the Company re-purchased 86,410 shares of Class A Common Stock pursuant to stock re-purchase program.

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

Results of Operations.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022.

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue
Coal sales	$16,120,841	$39,103,995	$(22,983,154)	-59%
Metal recovery and sales	66,552	48,199	18,353	100%
Royalty income	556,682	322,075	234,607	73%
Total revenue	16,744,075	39,474,269	(22,730,194)	-58%

Operating expenses (income)
Cost of coal sales and processing	11,611,886	21,687,656	(10,075,770)	-46%
Accretion	993,165	1,344,047	(350,882)	-26%
Depreciation	46,953	2,157,763	(2,110,810)	-98%
Amortization of mining rights	1,240,914	1,238,449	2,465	0%
General and administrative	7,013,833	4,020,464	2,993,369	74%
Professional fees	1,340,745	1,103,322	237,423	22%
Production taxes and royalties	2,647,655	3,785,049	(1,137,394)	-30%
Gain on sale of equipment	(8,475,468)	(4,510,043)	(3,965,425)	88%
Development	11,746,725	28,134,883	(16,388,158)	-58%
Total operating expenses	28,166,408	58,961,590	(30,795,182)	-52%

Net loss from operations	(11,422,333)	(19,487,321)	8,064,988	-41%

Other income (expense)
Other income and (expense)	423,281	317,045	106,236	34%
Unrealized gain on short-term investments	499,639	-	499,639	100%
Gain on cancelation of debt	-	3,119,775	(3,119,775)	-100%
Gain on sales of patents	-	16,000,000	(16,000,000)	-100%
Interest income	381,324	30,982	350,342	1131%
Interest expense	(1,336,997)	(1,426,153)	89,156	-6%
Total other (expenses) income	(32,753)	18,041,649	(18,074,402)	-100%

Net loss	$(11,455,086)	$(1,445,672)	$(9,755,650)	675%

Net loss per share - basic	$(0.15)	$(0.02)

Weighted average shares outstanding - basic	75,422,390	66,777,620

Revenues.

Revenues for the year ended December 31, 2023 were $16,744,075 and 2022 were $39,474,269, respectively. The primary drivers for revenue decline were slowing down of global infrastructure markets, international import bans and overall softening in customer pricing.  In response to slower demand and customer requests, Perry County was idled.

Contribution of revenues:

All our sales are located in the United States with our operations located in the Central Appalachian basin of eastern Kentucky and West Virgina. Our coal sales are categorized as metallurgical coal (“Met”) used for steel making, pulverized coal injections (“PCI”) used in the steel making process and high-BTU, low sulfur, low moisture bituminous coal (“High BTU”) used for a variety of uses within several industries, including industrial customers and specialty products. Disaggregated information about our revenue is presented below:

	For the year Ended December 31,
	2023	2022	$ Change	% Change
MET	$16,120,841	$35,584,635	$19,463,794	(54.7)%
PCI	-	3,402,048	3,402,048	(100)%
High BTU	-	117,312	(117,312)	(100)%
	$16,120,841	$39,103,995	$19,983,154	(51.1)%

Year ended 2023

For the year ended 2023, tons sold to steel making end users amounted to 67,372.57 with a realized sales price of $180.32. Steelmaking coal was contributed by McCoy Elkhorn’s Carnegie 1 mine.

For the year ended 2023, tons sold to industrial and specialty end users amounted to 0 tons.

Year ended 2022

For the year ended 2022, tons sold to steel making end users amounted to 111,807 with a realized sales price of $233.11. Steelmaking coal was contributed by McCoy Elkhorn’s Carnegie 1 and Carnegie 2 mines.

For the year ended 2022, tons sold to industrial and specialty end users amounted to 105,577.11 with a realized sales price of $153.43.  For the year ended 2022, 100% of coal sales revenue was contributed by Perry County for industrial and specialty end users.

Cost and Expenses.

Cost of sales. The decrease in cost of sales is due to lower sales volumes as a result of the ceasing of production on the Perry County mines.

Accretion. The decrease in accretion expense in the year ended December 31, 2023 is driven primarily by the reduced liability balance due to no changes in the previous estimates.

Depreciation. The decrease in depreciation expense in the year ended December 31, 2023 is primarily due to the Company’s significant disposal of fixed assets in 2022. The Company has acquired the majority of new fixed assets under financing leases.

General and administrative. The increase in general and administrative expense in the year ended December 31, 2023 is primarily due to higher compensation cost, higher stock compensation recognized during the year and increase in travel and health benefits.

Production taxes and royalties. The decrease in production taxes and royalties in the year ended December 31, 2023 is due to lower sales volumes and prices.

Development. To meet specific demand and customer requests, Perry County and Carnegie 1 were re-opened with updated mine plans and more efficient long term operating structure. This re-working included one-time development costs for expanding and increasing efficient capacity at the operating locations was primarily recognized in the prior period and is the reason for the significant decrease in December 31, 2023. The Company expects to continue to improve mining performance and offset inflationary pressures through efficiency gains.

Other income (expenses). The decrease in other income (expenses) is primarily due to the sale of patents that occurred totaling $16,000,000, the forgiveness of the PPP loan of $1,521,304 and the cancellation of notes payable by issuing common stock in lieu of payment to reduce our debt balance in prior year.

Liquidity and Capital Resources.

Our primary sources of liquidity are derived from existing unrestricted cash balances, proceeds from future coal sales, and certain financing arrangements. Our primary capital resource requirements stem from the cost of coal sales and processing, general and administrative, capital expenditures, debt service obligations, reclamation obligations, and collateral requirements.

As of December 31, 2023, the company has a cash balance of $7,034,370 and working capital of $16,814,931. The Company will use a combination of cash proceeds from operations, issuance of common stock for cash or for debt conversion and issuance of new debt instruments to satisfy both short term and long term obligations, including the settlement of payables and debt that are in default of their original agreements.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2023, had an accumulated deficit of $178,694,329. For the year ending December 31, 2023, the Company sustained a net loss of $11,455,086. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Cash Flows

Year Ended December 31, 2023 compared to Year Ended December 31, 2022.

	Years Ended December 31,
	2023	2022
Consolidated statement of cash flow data:
Cash (used for) provided by operating activities	$(14,515,241)	$2,549,189
Cash provided by (used for) investing activities	(28,833,246)	(1,125,759)
Cash provided by (used for) financing activities	37,387,162	(1,015,848)
Net change in cash and restricted cash	$(5,961,325)	$(12,995,695)

Cash used for operating activities during 2023 was $14,515,241 compared to cash provided by $2,549,189 in 2022. The change was primarily due to a net loss of $11,455,086, offset by amortization of mining rights of $1,240,914, accretion expense of $993,165, amortization of right-of-use asset of $626,253, option expense of $1,506,292, unrealized gain on short-term investments of $499,639, gain on sale of equipment of $8,475,468 and a change in working capital of  $1,284,489.

Cash used by investing activities during 2023 was $28,833,246 compared to $1,125,759 in 2022. The change was primarily due to an increase in the net purchase of short-term investments of $29,797,565 in 2023 compared to $0 in 2022.

Cash provided by financing activities during 2023 was $37,387,162 compared to cash used by financing activities in 2022 of $1,015,848 for the prior year. The change was due to $1,112,850 repayments on long term debt, $5,599,988 repayments of finance lease liabilities, and $44,100,000 proceeds from tax exempt bonds.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate the concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

As of December 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2023:

Due to the Company’s insufficient number of staff performing accounting and reporting functions, there is a lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews among those tasked with preparing the financial statements, resulting in the need for adjustments.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2023, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2023 that have materially affected the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following individuals serve as our executive officers and members of our board of directors as of December 31, 2022:

Name	Age	Positions

Mark C. Jensen	44	Chief Executive Officer, Chairman of the Board of Directors
Thomas M. Sauve	45	President, Director
Kirk P. Taylor	44	Chief Financial Officer
Tarlis R. Thompson	41	Chief Operating Officer
Josh Hawes	31	Director
Gerardine Botte, PH.D.	52	Director
Courtenay O. Taplin	72	Director

Mark C. Jensen (age 44) – Chief Executive Officer

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

Thomas M. Sauve (age 45) – President

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

Kirk Taylor, CPA (age 44) – Chief Financial Officer

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

Tarlis R. Thompson (age 41) – Chief Operating Officer

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

Josh Hawes – Director

Josh Hawes is an Independent Board Director at American Resources Corporation (AREC). He brings over 15+ years of leadership experience, specializing in commodities, buy-side/sell-side investments, and advanced technologies, to assist AREC with its capital markets plan and corporate strategy. He has a vast knowledge of capital markets integration with strategic vision and vertical integration. Josh is currently the chair of the Audit and Compensation committees for AREC. His prior experience includes chief strategy officer of USA Rare Earth, CEO of Delta1x and Hawking Alpha. Hawes holds licenses spanning commodities, investment banking, public, and private securities, including Series 3, 63, 65, 7, 79, 82, and SIE. As well, Josh holds several professional designations, such as Wharton Business School’s Corporate Governance program certificate , “Maximizing Your Effectiveness in the Boardroom,” and University of Cambridge Judge Business School, “ Circular Economy and Sustainability Strategies.” He is also holder of the Chartered Market Technician, Certified Hedge Fund Professional, and Qualified Family Office Professional    A Wireless Software Engineering graduate from Auburn University. The Board nominated Josh to serve as a director because of his experience and relationships in the critical minerals sector, banking sector and his experience in growth businesses. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

Director Independence

Currently our board of directors consist of Mark C. Jensen, our Chief Executive Officer, Thomas M. Sauve, our President, Josh Hawes, Gerardine Botte, PHD, and Courtenay O. Taplin, of which Ms. Botte and Messrs Hawes and Taplin are considered independent in accordance under the requirements of the NASDAQ, NYSE and SEC.

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

Audit Committee

As required by the rules of the SEC, the audit committee consists solely of independent directors, who are Ms. Botte and Messrs Hawes, and Taplin. SEC rules also require that a public company disclose whether its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules.

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

Compensation Committee

As required by the rules of the SEC, the compensation committee consists solely of independent directors, who are Ms. Botte and Mr. Hawes. The purpose of this committee shall be to (i) assist the board of directors in the oversight of the Company’s executive officer and director compensation programs, (ii) discharge the board of director’s duties relating to administration of the Company’s incentive compensation and any other stock- based plans, and (iii) act on specific matters within its delegated authority, as determined by the board of directors from time to time.

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

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(I)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Mark C. Jensen, (1) CEO	2022	375,000	-0-	-0-	-0-	-0-	-0-	-0-	375,000
	2022	350,000	-0-	-0-	262,625	-0-	-0-	-0-	612,625

Thomas M. Sauve, (2) President	2022	300,000	-0-	-0-	-0-	-0-	-0-	8,074	308,074
	2022	275,000	-0-	-0-	137,375	-0-	-0-	7,335	419,710

Kirk P. Taylor, (3) CFO	2022	300,000	-0-	-0-	-0-	-0-	-0-	25,298	325,298
	2022	275,000	-0-	-0-	95,500	-0-	-0-	23,135	393,635

Tarlis R Thompson, (4) COO	2022	197,837	-0-	-0-	-0-	-0-	-0-	-0-	197,837
	2022	197,837	-0-	-0-	-0-	-0-	-0-	-0-	197,837

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

(4)	There is no employment agreement in place for Mr. Thompson. 0 Options were issued during 2022. The value in the option awards represents Black-Scholes Option Pricing Model.

Director Compensation

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and principal position		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mark C. Jensen (1)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Thomas M. Sauve (2)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Courtenay O. Taplin (3)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	199,500	-0-	-0-	-0-	199,500

Michael Layman (4)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	332,500	-0-	-0-	-0-	332,500

Dr. Gerardine Botte (5)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	266,000	-0-	-0-	-0-	266,000

Josh Hawes (6)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

___________

(1)

The value of the Option Award to Directors in Column (d) represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder. During 2021, 300,000 of options were issued to Mr. Jensen for his service on the board and as serving as chairman. The value of the options have been included in the officer compensation table. During 2024, 450,000 of options were issued to Mr. Jensen for his service on the board and as serving as chairman and member of the strategic committee. During 2022, 400,000 of options were issued to Mr. Jensen for his service on the board and as serving as chairman and member of the strategic committee. The value of the options have been included in the officer compensation table.

(2)

The value of the Option Award to Directors in Column (d) represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder. During 2024, 300,000 of options were issued to Mr. Sauve for his service on the board. The value of the options have been included in the officer compensation table. During 2022, 300,000 of options were issued to Mr. Sauve for his service on the board and as serving member of the strategic committee. The value of the options have been included in the officer compensation table.

(3)

Mr. Taplin was appointed as a director on November 15, 2018. The value of the Option Award to Directors in Column (d) represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder. During 2021, 150,000 options were issued to Mr. Taplin for his service on the board. During 2024, 150,000 options were issued to Mr. Taplin for his service on the board. During 2022, 150,000 options were issued to Mr. Taplin for his service on the board.

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

(5)

Dr. Botte was appointed as a director on November 23, 2020. The value of the Option Award to Directors in Column (d) represents the amortized book value of warrants priced using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the warrants to the warrant holder. During 2021, 200,000 options were issued to Dr. Botte for her service on the board. During 2024, 150,000 options were issued to Dr. Botte for her service on the board. During 2022, 200,000 options were issued to Dr. Botte for her service on the board.

(6)	Mr. Hawes was appointed as a director on XX, 2023. During 2024, 250,000 options were issued to Mr. Hawes for his service on the board and chair of the audit and compensation committees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Employment Agreements

Except for our Chief Operating Officer, we have employment agreements with the Named Executive Officers that provide for the base salaries and a discretionary annual performance bonus of up to three times their annual base salary, plus potential participation in the Company’s Employee Incentive Stock Option Plan. The payment of such bonus and/or incentive stock options shall be in the sole discretion of the Company’s Board of Directors. The in-place contracts we effective beginning January 1, 2023 and expired December 31, 2023 with one year automatic extensions effective through December 31, 2024.

Outstanding Equity Awards

The following equity awards, including, options, restricted stock or other equity incentives from the Company to current officers are as follows:

- Chief Executive Officer:

•	November 23, 2020 to purchase up to 85,976 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•	December 13, 2021 to purchase up to 450,000 shares of our Company at $1.74 per share. Those options vest over 9 years.
•	September 26, 2022 to purchase 550,000 shares of our Company at $2.44 per share. Those options vest over 7 years.

- President:

•	November 23, 2020 to purchase up to 70,732 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•	December 13, 2021 to purchase up to 275,000 shares of our Company at $1.74 per share. Those options vest over 7 years.
•	September 26, 2022 to purchase 350,000 shares of our Company at $2.44 per share. Those options vest over 7 years.

- Chief Financial Officer:

•	November 23, 2020 to purchase up to 45,732 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•	December 13, 2021 to purchase up to 100,000 shares of our Company at $1.74 per share. Those options vest over 7 years.
•	September 26, 2022 to purchase 200,000 shares of our Company at $2.44 per share. Those options vest over 7 years.

- Chief Operating Officer, who was issued options under our Employee Incentive Stock Option Plan on

•	June 18, 2020 to purchase up to 500,000 shares of our Company at $1.13 per share
•	June 5, 2019 to purchase up to 75,000 shares of our Company at $2.63 per share
•	September 12, 2018 to purchase up to 136,830 shares of our Company at $1.00 per share. Those options vest equally over the course of three years.
•	December 13, 2021 to purchase up to 200,000 shares of our Company at $1.74 per share. Those options vest over 7 years.

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

Name and Address of Shareholder	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned

Golden Properties, Ltd. (2) (3)	14,350,711	18.35%
White River Ventures LLC (2) (4)	5,199,896	7.56%
Midwest General Investment Company LLC (2) (5)	4,429,501	6.44%

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

(2)	Based on 78,213,454 shares of Common Stock deemed to be outstanding as of December 31, 2023. This percentage has been rounded for convenience;

(3)

Golden Properties, Ltd. is the owner of several Company common stock warrants for the purchase of shares of our Common Stock, which warrants are exercisable at such company’s discretion, subject to the following limitation on amount. The warrant agreements provide that at no time may Golden Properties, Ltd. or its affiliates exercise any warrant that would result in their ownership of more than 9.99% of the issued and outstanding shares of our Common Stock on the date of exercise. Additionally, as of December 31, 2023 Alexander Lau, who is a principal of Golden Properties and a beneficial owner through Golden Properties and a beneficial owner through TAU Holdings LTD., is believed to be a holder of 199,373 Class A Common shares. Accordingly, Golden Properties, Ltd. is presently deemed the beneficial owner of 14,350,711 shares of our Common Stock pursuant to Securities and Exchange Commission Rule 13d-3, promulgated under the Securities Exchange Act of 1934.

(4)

Represents shares gifted in an exempt transaction under Rule 16b-5 by Mark Jensen for no consideration to White River Ventures LLC, which is wholly owned by a family trust of which certain members of the Jensen family are beneficiaries. Thomas Sauve serves as sole manager of this entity.

(5)

Represents shares gifted in an exempt transaction under Rule 16b-5 by Thomas Sauve for no consideration to Midwest General Investment Company LLC, which is wholly owned by a family trust of which certain members of the Sauve family. Mark Jensen serves as sole manager of this entity.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned (4)	Percent of Series A Preferred Stock Owned (5)	Common Stock Beneficially Owned (4)	Percent of Common Stock Beneficially Owned (6)

Officers and Directors

Mark C. Jensen, (7) Chief Executive Officer, Director	-	0%	89,981	0.13%

Thomas M. Sauve, (8) President, Director	-	0%	59,988	0.09%

Kirk P. Taylor, Chief Financial Officer	-	0%	1,624,883	2.08%

Tarlis R. Thompson, Chief Operating Officer	-	0%	163,170	0.00%

All Directors and Officers as a Group (4 persons)	-	0%	11,554,919	16.80%

5% Holders

All Directors, Officers and 5% Holders as a Group (5 persons)	-	0%	11,554,919	16.80%

____________

(4)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 31, 2023, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(5)	Based on 0 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2023;

(6)	Based on 78,213,454 Class A Common Stock outstanding as of December 31, 2023. These percentages have been rounded for convenience;

(7)	Mr. Jensen beneficially owns 89,981 shares of our Class A Common Stock through his equity ownership in Westside Advisors LLC,.

(8)	Mr. Sauve beneficially owns 59,988 shares of our Class A Common Stock through his equity ownership in T Squared Capital LLC and Westside Advisors LLC.

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

Director Independence.

The Board of Directors determined that Ms. Botte and Messrs. Hawes, Taplin are independent are independent within the meaning of the listing standards for general independence of the NASDAQ Capital Market.

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

Item 14. Principal Accounting Fees and Services.

B.F. Borgers CPA, PC (PCAOB ID: 5041), services as the Company’s independent registered public accounting firm.

The following is a summary of fees paid or to be paid to B.F. Borgers CPA, PC, for services rendered for the years ended December 31, 2023 and 2022.

	2023	2022
Audit fees – BF Borgers, PC	$225,000	$210,000
Tax fees	-	-
All other fees	-	-

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

Audit Related Fees— This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees— This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees— This category consists of fees for other miscellaneous items.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not preapprove all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going forward basis, the audit committee has and will preapprove all auditing services and permitted nonaudit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for nonaudit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	April 15, 2024
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	April 15, 2024
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	April 15, 2024
Kirk P. Taylor

/s/ Thomas M. Sauve	Director, President	April 15, 2024
Thomas M. Sauve

/s/ Josh Hawes	Director	April 15, 2024
Josh Hawes

/s/ Gerardine Botte	Director	April 15, 2024
Gerardine Botte, PHD

/s/ Courtenay O. Taplin	Director	April 15, 2024
Courtenay O. Taplin

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

AMERICAN RESOURCES CORPORATION

53

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Resources Corporation as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

April 15, 2024

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$2,666,638	$10,873,432
Accounts receivable	-	660,755
Short-term investments held in Trust Account - restricted	30,297,204	-
Inventories	54,000	446,690
Prepaid expenses and other current assets	1,867,651	786,576
Total Current Assets	34,885,493	12,767,453

Cash - restricted	6,798,029	2,122,263
Property and Equipment, net	15,337,004	9,113,722
Right-of-use assets, net	18,276,913	13,033,889
Investment in LLC- Related Party	18,780,000	18,780,000
Notes receivables	99,022	99,022
Total Assets	$91,746,164	$55,916,349
Liabilities And Equity
Current liabilities:
Trade payables	$6,709,224	$4,916,243
Non-trade payables	2,607,942	2,524,243
Accounts payable - related party	2,371,697	4,295,232
Accrued interest	512,558	106,886
Other Liabilities	200,000	-
Current portion of long term debt	804,656	1,917,506
Current portion of convertible debt	-	9,787,423
Operating lease liabilities	57,663	82,669
Finance lease liabilities	4,806,822	3,803,175
Total current liabilities	18,070,562	27,433,377

Remediation liability	21,288,799	20,295,634
Bond payable, net	44,152,500	-
Operating lease liabilities, non-current	495,611	547,667
Finance lease liabilities, non-current	7,514,848	7,354,975
Total liabilities	91,522,320	55,631,653

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 892,044 and 0 shares issued and outstanding	7,627	6,680
Additional paid-in capital	178,910,546	167,517,259
Accumulated deficit	(178,694,329)	(167,239,243)
Total stockholders' equity	223,844	284,696
Total liabilities and stockholders' equity	$91,746,164	$55,916,349

  The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Revenue
Coal sales	$16,120,841	$39,103,995
Metal recovery and sales	66,552	48,199
Royalty income	556,682	322,075
Total revenue	16,744,075	39,474,269

Operating expenses (income)
Cost of coal sales and processing	11,611,886	21,687,656
Accretion	993,165	1,344,047
Depreciation	46,953	2,157,763
Amortization of mining rights	1,240,914	1,238,449
General and administrative	7,013,833	4,020,464
Professional fees	1,340,745	1,103,322
Production taxes and royalties	2,647,655	3,785,049
Gain on sale of equipment	(8,475,468)	(4,510,043)
Development	11,746,725	28,134,883
Total operating expenses	28,166,408	58,961,590

Net loss from operations	(11,422,333)	(19,487,321)

Other income (expense)
Other income and (expense)	423,281	317,045
Unrealized gain on short-term investments	499,639	-
Gain on cancelation of debt	-	3,119,775
Gain on sales of patents	-	16,000,000
Interest income	381,324	30,982
Interest expense	(1,336,997)	(1,426,153)
Total other (expenses) income	(32,753)	18,041,649

Net loss	$(11,455,086)	$(1,445,672)

Net loss per share - basic	$(0.15)	$(0.02)

Weighted average shares outstanding - basic	75,422,390	66,777,620

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2023

	Common Stock		Additional
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2021	65,084,992	$6,508	$163,441,655	$(165,793,571)	$(2,345,408)
Shares issued in connection with warrant and option conversions	549,395	55	756,556	-	756,611
Shares issued in connection with debt and payable conversions	1,209,643	124	2,428,795	-	2,428,919
Shares issued for services	20,000	2	38,798	-	38,800
Amortization of debt discount	-	-	(40,655)	-	(40,655)
Stock compensation – options	-	-	985,536	-	985,536
Repurchase of Shares Outstanding	(86,410)	(9)	(93,426)	-	(93,435)
Net loss	-	-	-	(1,445,672)	(1,445,672)
Balance as of December 31, 2022	66,777,620	$6,680	$167,517,259	$(167,239,243)	$284,696
Issuance of common shares for Convertible Debt Conversion	9,420,730	942	9,787,000	-	9,787,942
Issuance of common shares for consulting services	49,020	5	99,995	-	100,000
Stock compensation – options	-	-	1,506,292	-	1,129,717
Net loss	-	-	-	(11,455,086)	(11,455,086)
Balance as of December 31, 2023	76,247,370	$7,627	$178,910,546	$(178,694,329)	$223,844

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31
	2023	2022
Cash Flows from Operating activities:
Net loss	$(11,455,086)	$(1,445,672)
Adjustments to reconcile net income loss) to net cash
Depreciation expense	46,953	2,157,763
Amortization of mining rights	1,240,914	1,238,449
Accretion expense	993,165	1,344,047
Amortization of right-to-use assets	626,253	128,926
Accretion of right-to-use assets	64,386	73,475
Amortization of issuance costs and debt discount	52,500	-
Option Expense	1,506,292	1,742,145
Gain on sale of equipment	(8,475,468)	(4,510,043)
Unrealized gain on short-term investments	(499,639)	(9,562)
Gain on debt forgiveness	-	(3,046,062)
Issuance of common shares for services	100,000	38,800

Change in current assets and liabilities:
Accounts receivable	660,755	2,514,880
Inventories	392,690	(446,690)
Prepaid expenses and other current assets	(1,081,075)	(161,971)
Accounts payable	1,876,680	2,428,974
Accrued interest	406,191	363,684
Accounts payable related party	(1,923,535)	293,516
Right of use assets	752,783	(165,032)
Other Liabilities	200,000	-
Cash provided by operating activities	(14,515,241)	2,549,189

Cash Flows from Investing activities:
Purchases of short-term investments	(51,865,545)	-
Proceeds from sales and maturities of short-term investments	22,067,980	-
Cash received (paid) for PPE, net	964,319	16,908,129
Cash invested in note receivable	-	250,978
Investment in LLCs	-	(18,284,866)
Cash used in investing activities	(28,833,246)	(1,125,759)

Cash Flows from Financing activities:
Repayments on long term debt	(1,112,850)	(2,214,603)
Proceeds from long term debt	-	2,563,000
Cash used to repurchase shares	-	(93,435)
Repayments of finance lease liabilities	(5,599,988)	(1,270,810)
Proceeds from tax exempt bonds, net	44,100,000	-
Cash provided by (used for) financing activities	37,387,162	(1,015,848)

Increase (decrease) in cash	(5,599,988)	407,582
Cash and cash equivalents, including restricted cash, beginning of period	12,995,695	12,588,113
Cash and cash equivalents, including restricted cash, end of period	$7,034,370	$12,995,695

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries American Carbon Corp (ACC), Deane Mining, LLC (Deane), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC), Wyoming County Coal (WCC),Perry County Resources LLC (PCR), reElement Technologies LLC (RLMT), American Metals LLC (AM), American Opportunity Venture, LLC (AOV) and American Opportunity Venture II, LLC (AOV II). All significant intercompany accounts and transactions have been eliminated.

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

The company is the primary beneficiary of Advanced Carbon Materials LLC (ACM), which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of ACM have been included in the accompanying consolidated financial statements. The company is a 49.9% owner in ACM and has control of 90% of the cash flow which led to the determination of the company as the primary beneficiary. As of December 31, 2023, ACM had no assets, liabilities or operations.

Deane was formed in November 2007 for the purpose of operating underground coal mines and coal processing facilities. Deane was acquired on December 31, 2015 and as such no operations are presented prior to the acquisition date.

Quest Processing was formed in November 2014 for the purpose of operating coal processing facilities and had no operations before March 8, 2016.  Quest Processing was dissolved on December 6, 2021.

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

On September 25, 2019, Perry County Resources LLC (PCR) was formed as a wholly owned subsidiary of ACC.

On June 8, 2020, American Rare Earth LLC was created as a wholly owned subsidiary of ARC for the purpose of developing and monetizing rare earth mineral deposits.  During 2022, American Rare Earth LLC was renamed to reElement Technology LLC.  During 2023, reElement’s corporate designation was converted to a corporation.

On June 28, 2020, American Metals LLC was created as a wholly owned subsidiary of ARC for the purpose of aggregating, processing and selling recovered steel and metals.

During January 2021, the Company invested $2,250,000 for 50% ownership and become the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting. (Note 5)

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of September 30, 2021, AOVII has had no operational activity. (Note 5)

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. During August 22, 2022, the Company sold the licensed patents to Novusterra, Inc. All prior licensing obligations were voided upon the sale.  It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra will be accounted for using the equity method of accounting. (Note 5)

Going Concern:

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2023, had an accumulated deficit of $178,694,329. For the year ending December 31, 2023, the Company sustained a net loss of $11,455,086. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Restricted cash:

Consist of reclamation bonding collateral fund and approximately $2.2 million held in trust related to the Tax Exempt Bond as of December 31, 2023. Consist of reclamation bonding collateral funds as of December 31, 2022.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the year ended December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Cash	$2,666,638	$10,873,432
Restricted Cash	4,367,732	2,122,263
Total cash and restricted cash presented in the consolidated statement of cash flows	$7,034,370	$12,995,695

Short-term investment held in Trust Account – restricted: Consist of U.S. government securities, corporate fixed income, and U.S. government securities that are held in trust related to the Tax Exempt Bond and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of December 31, 2023 and 2022. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in current period earnings or loss.

Property and Equipment: Property and Equipment are recorded at cost. For equipment, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years. Amortization of the equipment under capital lease is included with depreciation expense.

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

There was no impairment loss recognized during the period ending December 31, 2023 and 2022.

Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

Mine Development: Costs of developing new coal mines, including asset retirement obligation assets, are capitalized and amortized using the units-of-production method over estimated coal deposits or proven reserves. Costs incurred for the development and expansion of existing reserves are expensed as incurred.

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

Obligations are reflected at the present value of their future cash flows. We reflect accretion of the obligations for the period from the date they incurred through the date they are extinguished. The asset retirement obligation assets are amortized based on expected reclamation outflows over estimated recoverable coal deposit lives. We are using discount rates ranging from 6.16% to 7.22%, risk free rates ranging from 1.76% to 2.92% and inflation rate of 2%. Revisions to estimates are a result of changes in the expected spending estimate or the timing of the spending estimate associated with planned reclamation. Federal and State laws require that mines be reclaimed in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.

We assess our ARO at least annually and reflect revisions for permit changes, changes in our estimated reclamation costs and changes in the estimated timing of such costs. During 2023 and 2022, $0 were incurred for gain or loss on settlement on ARO.

The table below reflects the changes to our ARO:

	2023	2022
Beginning Balance	$20,295,634	$18,951,587
Accretion	993,165	1,344,047
Ending Balance	$21,288,799	$20,295,634

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

All the activity is undertaken in eastern Kentucky and Southern Indiana. Revenue from metal recovery and sales are recognized when conditions within the contract or sales agreement are met including transfer of title. Revenue from coal processing and loading are recognized when services have been performed according to the contract in place. Our coal sales generally include 10 to 30-day payment terms following the transfer of control of the goods to the customer. We typically do not include extended payment terms in our contracts with customers. Our contracts with customers typically provide for minimum specifications or qualities of the coal we deliver. Variances from these specifications or quantities are settled by means of price adjustments. Generally, these price adjustments are settled within 30 days of delivery and are insignificant.

Customer Concentration and Disaggregation of Revenue:

The Company’s concentration of contract receivables are as follows:

	As of December 31,
	2023	2022
Customer A	*	84%
Customer B	*	16%
Customer C	100%	*
* Represents amounts less than 10%

The Company’s concentration of revenues are as follows:

	For the Year Ended December 31,
	2023	2022
Customer A	$11,929,422	$24,244,477
Customer B	*	$11,183,743
Customer C	*	$3,402,048
Customer D	$4,191,419	*

	For the Year Ended December 31,
	2023	2022
Customer A	74%	62%
Customer B	*	29%
Customer C	*	9%
Customer D	26%	*
* Represents amounts less than 10%

As of December 31, 2023, and 2022 100% and 99.7% of revenue came from two coal customers and three coal customers, respectively. During December 31, 2023 and 2022, 100% and 100% of revenue came from two and three metal recovery customers. As of December 31, 2023, and 2022, 100% and 100% of outstanding accounts receivable came from two and two customers, respectively.

For the year ended December 31, 2022 and 2021, 100% and 100% of generated from sales to the steel and industrial industry, respectively. For the year ended December 31, 2022 and 2021, 0% and 0% of generated from sales to the utility industry, respectively.

	For the Year Ended December 31,
	2023	2022
MET	$16,120,841	$35,584,635
PCI	-	3,402,048
High BTU	-	117,312
	$16,120,841	$39,103,995

Leases: The Company reviews all arrangements for potential leases, and at inception, determines whether a lease is an operating or finance lease. Lease assets and liabilities, which generally represent the present value of future minimum lease payments over the term of the lease, are recognized as of the commencement date. Leases with an initial lease term of twelve months or less are classified as short-term leases and are not recognized in the balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised.

Lease term, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment and are based on the facts and circumstances related to the specific lease. Lease terms are generally based on their initial non-cancelable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history and business needs are considered to determine if a renewal option is reasonably certain to be exercised. The implicit rate in a lease agreement is used when it can be determined to value the lease obligation. Otherwise, the Company’s incremental borrowing rate, which is based on information available as of the lease commencement date, including applicable lease terms and the current economic environment, is used to determine the value of the lease obligation.

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

The Company’s convertible notes including principal and accrued interest was converted into common shares at $1.05 per share during January 2023.

Loan Issuance Costs and Discounts are amortized using the effective interest method. Amortization expense amounted to $52,500 and $0 as of December 31, 2023 and 2022, respectively. Amortization expense for the next five years is expected to be approximately $90,000, annually.

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

Allowance for trade receivables as of December 31, 2023 and 2022 amounted to $253,764 and 0, respectively. Allowance for other accounts receivables, including note receivables as of December 31, 2023 and 2022 amounted to $0 and $1,744,570, respectively. The allowance as of December 31, 2022 related to the purchase of a note receivable from a third party. The note receivable has collateral in certain mining permits which are strategic to KCC. Timing of payment on the note is uncertain resulting a full allowance for the note.

Trade and loan receivables are carried at amortized cost, net of allowance for losses. Amortized cost approximated book value as of December 31, 2023 and 2022.

Inventory: Inventory consisting of mined coal is stated at the lower of cost (first in, first out method) or net realizable value.

Stock-based Compensation: Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally 0 to 5 years) using the straight-line method.

Stock-based compensation to employees is accounted for under ASC 718, Compensation-Stock Compensation. Stock-based compensation expense related to stock awards granted to an employee is recognized based on the grant-date estimated fair values of the awards using the Black Scholes option pricing model (“Black Scholes”). The value is recognized as expense ratably over the requisite service period, which is generally the vesting term of the award. We adjust the expense for actual forfeitures as they occur. Stock-based compensation expense is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.

Black-Scholes requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire) and risk-free rate. Expected volatility is determined using the historical volatility for the Company. The risk-free interest rate is based on the yield of US treasury government bonds with a remaining term equal to the expected life of the option. Expected dividend yield is zero because we have never paid cash dividends on common shares, and we do not expect to pay any cash dividends in the foreseeable future.

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

For the years ended December 31, 2023 and 2022, the Company had 5,200,000 and 8,186,250 outstanding stock warrants, respectively.

For the years ended December 31, 2022 and 2022, the Company had 9,626,770 and 5,990,270 outstanding stock options, respectively.

For the years ended December 31, 2023 and 2022, the Company had 0 shares of Series A Preferred Stock, that has the ability to convert at any time into 0 shares of common stock.

For the years ended December 31, 2023 and 2022, the Company had 0 shares of Series B Preferred Stock, that has the ability to convert at any time into 0 shares of common stock.

For the years ended December 31, 2023 and 2022, the Company had 6,364,269 and 6,364,269 restrictive stock awards, restricted stock units, or performance-based awards.

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

NOTE 2 - PROPERTY AND EQUIPMENT

As of December 31, 2023 and 2022, property and equipment were comprised of the following:

	2023	2022
Mine development	$749,115	$561,575
Coal refuse storage	12,134,192	12,134,192
Rare Earth Processing	553,105	-
Construction in Progress	6,770,504	-
Land	1,617,435	1,617,435
Less: Accumulated depreciation	(6,487,347)	(5,199,480)
Total Property and Equipment, Net	$15,337,004	$9,113,722

Depreciation expense amounted to $46,953 and $2,157,763 for the years of December 31, 2023 and 2022, respectively. Amortization of mining rights amounted to $1,240,914 and $1,238,449 for the years of December 31, 2023 and 2022, respectively.

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

On August 16, 2022 the Company entered into a Financial Lease for equipment for it facilitates with Maxus Capital Group.

As of December 31, 2023 and 2022 Right of use assets and liabilities were comprised of the following:

	Expense Classification	2023	2022
Operating lease expense:
Amortization of ROU asset	General and administrative	$91,354	$89,392
Accretion of Operating lease liability	General and administrative	64,386	73,475
Total operating lease expense		$155,740	$162,866

Finance lease expense:
Amortization on lease assets	Development	534,899	39,535
Interest on lease liabilities	Development	1,055,818	91,233
Total finance lease expense		$1,590,717	$130,768

Total		$1,746,457	$293,634

Other information related to leases is as follows:

	For Year End December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases (in years)	7.32	7.69
Financing leases (in years)	2.35	2.67
Weighted-average discount rate:
Operating leases	10.82%	10.82%
Financing leases	8.15%	8.15%

Amounts relating to leases were presented on the Balance Sheets as of December 31, 2023 and 2022 in the following line items:

		For Year End December 31,
	Balance Sheet Classification	2023	2022
Assets:
Operating lease assets	Right-of-use assets	$545,449	$636,803
Finance lease assets, net	Right-of-use assets	17,731,464	12,404,756
Total non-current assets		$18,276,913	$13,041,560

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$57,663	$82,669
Finance lease liabilities	Finance lease liabilities	4,806,822	3,803,175
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	495,611	547,667
Finance lease liabilities	Finance lease liabilities, non-current	7,514,848	7,354,975
Total lease liabilities		$12,874,944	$11,788,486

The future minimum lease payments required under leases as of December 31, 2023 were as follows:

Fiscal Year	Operating Leases	Finance Leases	Total
2024	114,768	6,240,731	6,355,499
2025	116,595	5,057,198	5,173,793
2026	109,372	1,661,272	1,770,644
2027	93,095	661,864	754,959
2028	95,065	-	95,065
Thereafter	282,755	-	282,755
Undiscounted cash flows	811,650	13,621,065	14,432,715
Less imputed interest	(258,376)	(1,299,395)	(1,557,771)
Present value of lease liabilities	$553,274	$12,321,670	$12,874,944

NOTE 4 – NOTES & BONDS PAYABLE

During the year ended December 31, 2023 and 2022, principal payments on long term debt totaled $1,112,850 and $2,214,603, respectively. During the year ended December 31, 2023 and 2021, new debt issuances totaled $0 and $2,563,000, respectively.

Short-term and Long-term debt consisted of the following as of December 31, 2023 and 2022:

	2023	2022

Equipment Loans - ACC

On December 7, 2017, ACC entered into an equipment financing agreement with an unaffiliated entity, to purchase certain surface equipment for $56,900. The agreement calls for an interest rate of 8.522%, monthly payments until maturity of January 7, 2021. The note is secured by the equipment purchased. The balance of the note was repaid with cash during 2021.	11,082	11,082
On January 25, 2018, ACC entered into an equipment loan agreement with an unrelated party in the amount of $346,660. The agreement calls for monthly payments of $11,360 until maturity date of December 24, 2020 and carries an interest rate of 9%. The loan is secured by the underlying surface equipment purchased by the loan. Loan proceeds were used directly to purchase equipment.	1,390	57,509

ARC Corporate Loan

On June 3, 2022, the Company entered into a loan agreement with an unrelated party in the amount of $2,500,000 with a maturity date of June 27, 2023. The interest rate is 5% and payments are based on coal sales.	547,448	1,604,180

On April 20, 2022 the Company entered into a loan agreement with an unrelated party in the amount of $45,000 and will repay $63,000.	63,000	63,000

Equipment Loans - McCoy

On September 25, 2017, ACC entered into an equipment purchase Agreement, which carries 0% interest with an unaffiliated entity, Inc. to purchase certain underground mining equipment for $350,000. The agreement provided for $20,000 monthly payments until the balance is paid in full. The note matures on September 25, 2019, and the note is in default. The note is secured by the equipment purchased with the note.	181,736	181,736

Total notes payable - current	804,656	1,917,507

Convertible notes payable consisted of the following as of December 31, 2023 and 2022:

	2023	2022

ARC

In 2020, the Company created a convertible debt offering. The debt matures in two years, with interest at 12.5% capitalizing monthly. The remaining portion of convertible debt outstanding was converted to common shares during January 2023.	9,797,423	9,797,423

Less: Debt Discounts	-	-

Total convertible note payables, net of discount	9,797,423	9,797,423

Total interest expense was $1,336,997 in 2023 and $1,426,153 in 2022.

On May 31, 2023, the West Virginia Economic Development Authority (the “Issuer”) issued $45 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds, Series 2023 (the “2023 Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 8, 2023 between the Issuer and UMB Bank N.A., as trustee (the “Trustee”). The Tax Exempt Bonds are payable solely from payments to be made by the Company under the Loan Agreement as evidenced by a Note from the Company to the Trustee. The proceeds of the Tax Exempt Bonds were used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at the Company’s Wyoming County, West Virgina development, and for capitalized interest and certain costs related to issuance of the Tax Exempt Bonds.

The Tax Exempt Bonds bear interest of 9% and have a final maturity of June 8, 2038.

The Tax Exempt Bonds are subject to redemption (i) in whole or in part at any time on or after June 1, 2030 at the option of the Issuer, upon the Company’s direction at a redemption price of 103% between June 1, 2030, through May 31, 2031, 102% between June 1, 2031, through May 31, 2032, 101% between June 1, 2032, through May 31, 2033, 100% from June 1, 2033 and thereafter, plus interest accrued to the redemption date; and (ii) at par plus interest accrued to the redemption date from certain excess Tax Exempt Bonds proceeds as further described in the Indenture of Trust.

The Company’s obligations under the Loan Agreement are (i) except as otherwise described below, secured by first priority liens on and security interests in substantially all of the Company’s and Subsidiary Guarantors’ real property and other assets, subject to certain customary exceptions and permitted liens, and in any event excluding accounts receivable and inventory; and (ii) jointly and severally guaranteed by the Subsidiary Guarantors, subject to customary exceptions.

The Loan Agreement contains certain affirmative covenants and representations, including but not limited to: (i) maintenance of a rating on the Tax Exempt Bonds; (ii) maintenance of proper books of records and accounts; (iii) agreement to add additional guarantors to guarantee the obligations under the Loan Agreement in certain circumstances; (iv) procurement of customary insurance; and (v) preservation of legal existence and certain rights, franchises, licenses and permits. The Loan Agreement also contains certain customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) release of collateral securing the Company’s obligations under the Loan Agreement; (ii) mergers and consolidations and disposition of assets, and (iii) restrictions on actions that may jeopardize the tax-exempt status of the Tax Exempt Bonds.

The Loan Agreement contains customary events of default, subject to customary thresholds and exceptions, including, among other things: (i) nonpayment of principal, purchase price, interest and other fees (subject to certain cure periods); (ii) bankruptcy or insolvency proceedings relating to us; (iii) material inaccuracy of a representation or warranty at the time made; and (v) cross defaults to the Indenture of Trust, the guaranty related to the Tax Exempt Bonds or any related security documents.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, LRR, owned by members of the Company’s management. LRR leases various parcels of land to QEI and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of January 28, 2017, the note was paid in full. From October 24, 2016. this transaction was eliminated upon consolidation as a variable interest entity. As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity. As of December 31, 2023, and 2022, amounts owed to LRR totaled $509,130 and $338,246, respectively.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. During 2023 and 2022, the amount incurred under the agreement amounted to $5,572,644 and $5,572,644 and the amount paid amounted to $3,080,783 and $3,080,783. As of December 31, 2023 and 2022, the amount due under the agreement amounted to $2,696,181 and $4,481,922.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of December 31, 2023, there is no market for the LBX Token and therefore no value has been assigned.

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

Condensed Summary Financials as Of December 31, 2023:

AOV	December 31, 2023

Balance Sheet

Assets

Investment in American Acquisition Opportunity Inc	$4,500,000

Assets	$4,500,000

Liabilities	$-

Members Equity	$4,500,000

Total Liabilities and Members' Equity	$4,500,000

American Opportunity Venture II, LLC

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of December 31, 2023, AOVII has had no operational activity.

Condensed Summary Financials as Of December 31, 2023:

AOV II	December 31, 2023

Balance Sheet

Assets

Deposits	$25,000

Assets	$25,000

Liabilities	$-

Members Equity	$25,000

Total Liabilities and Members' Equity	$25,000

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

Condensed Summary Financials as Of December 31, 2023:

ASSETS	December 31, 2023	December 31, 2023

Current assets:
Cash and cash equivalents	$186,106	$186,106
Accounts receivable	27,000
Prepaid expenses	54,003
Total current assets	186,106	186,106

Non-current assets:
Intangible assets	2,026,167	422,515
Operating lease right-of-use asset	394,404	437,352
Total non-current assets	-	859,868

Total Assets	$2,520,378	$1,050,974

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payables	$10,342	$9,500
Accrued interest	49,299	6,022
Other current liabilities	609,347	247,827
Current portion of operating lease liabilities	43,162	40,165
Total current liabilities	712,150	273,514
Long term debt, net of current portion	241,332	208,029
Operating lease liabilities, less current portion	360,177	403,339

Total liabilities	1,313,659	914,881

Commitments and contingencies

Stockholders’ Equity
Preferred stock - no par value; 400,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	-	-
Class A Common stock - no par value; 2,600,000,000 shares and 2,400,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 10,481,347 shares and 832,670 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2,590,776	806,777
Class B Common stock - no par value; 0 shares and 200,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares and 3,666,667 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital	19,800
Accumulated deficit	(1,403,857)	(670,685)
Total stockholders’ equity	1,206,719	136,092

Total Liabilities and Stockholders’ Equity	$2,520,378	$1,050,974

NOTE 6 – INVESTMENTS

The Company has invested in marketable debt securities, primarily highly liquid U.S. Treasury securities and investment grade corporate bonds. These investments are held in the custody of a major financial institution. These securities are classified as available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

The Company’s investments in available-for-sale marketable securities are as follows:

December 31, 2023
		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value
Available-for-sale:
U.S. government and agency securities	$29,797,564	$499,639	$-	$—	$30,297,203

The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences that give rise to the deferred tax assets and liabilities are as follows: accrued expenses.

Deferred tax liability and assets consisted of $1,827,392 and $344,509 as of December 31, 2023 and 2022, respectively, which was fully reserved. Deferred tax assets consist of net operating loss carryforwards in the amount of $25,658,401 and $23,831,009 as of December 31, 2023 and 2022, respectively, which was fully reserved. The net operating loss carryforwards for years 2015, 2016, 2017, 2018, 2019, 2020, and 2021 begin to expire in 2035. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

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

The Company’s effective income tax rate is lower than what would be expected if the U.S. federal statutory rate (21%) were applied to income before income taxes primarily due to certain expenses being deductible for tax purposes but not for financial reporting purposes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years are open to examination as of December 31, 2023.

NOTE 8 – EQUITY TRANSACTIONS

As of December 31, 2023, the following describes the various types of the Company’s securities:

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

During 2022, the Company repurchased 86,410 shares of Class A Common Stock.

During 2023, the Company issued 0 share of Class A Common Stock pursuant to warrant conversions.

During 2022, the Company issued 9,426,094 shares of Class A Common Stock pursuant to debt conversions.

During 2022, the Company issued 49,020 shares of Class A Common Stock pursuant to various consulting arrangements.

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

During July and September 2023, the Company issued 3,736,500 Employee Stock options under the current plan.  The individual option awards vest over a period of 1 to 9 years.

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

The company uses the black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	2023	2022
Expected Dividend Yield	0%	0%
Expected volatility	87.97%	87.97%
Risk-free rate	2.37%	0.98%
Expected life of warrants	.47-9 years	1-9 years

Company Warrants:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Exercisable (Vested) - December 31, 2021	11,126,679	$2.66	2.15	$834,000

Granted	260,000	2.30	1.85	$-
Forfeited or Expired	2,881,034	3.25	-	$-
Exercised	379,395	1.5	-	$-
Outstanding - December 31, 2022	8,186,250	2.49	2.07	$-
Exercisable (Vested) - December 31, 2022	8,126,250	2.48	2.06	$834,000

Granted	330,000	1.57	1.86	$36,750
Forfeited or Expired	3,316,250	1.18	-	$1,393,500
Exercised	-	-	-	-
Outstanding - December 31, 2023	5,200,000	$3.27	2.44	$-
Exercisable (Vested) - December 31, 2023	5,075,000	$3.30	2.41	$-

Company Options:

	Number of	Weighted Average Exercise	Weighted Average Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Exercisable (Vested) - December 31, 2021	4,014,270	$1.6187	5.05	$298,285

Granted	2,206,000	$1.6870	2.61	$3,890
Forfeited or Expired	50,000	$3.5200	-	-
Exercised	-	-	-	-
Outstanding - December 31, 2022	5,990,270	$1.6259	5.58	$302,175

Granted	3,736,500	$1.4689	3.48	$550,325
Forfeited or Expired	100,000	$1.0000	-	$49,000
Exercised	-	-	-	-
Outstanding - December 31, 2023	9,626,770	$1.5715	5.39	$1,035,181
Exercisable (Vested) - December 31, 2023	3,681,245	$1.6142	4.46	$402,881

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

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,242,000, the Company has accrued $1,393,107 as a payable to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration amount to $671,300 of which the Company has accrued $351,071 as a payable. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the company’s trade payables.

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

On August 13, 2023 American Resources Corporation (“American Resources” or the “Company”), received a non-binding letter of interest for the assets of American Carbon Corporation (“American Carbon” or “ACC”), from a non-affiliated party. Total consideration for ACC’s assets is approximately $300,000,000 of cash value which consists of: (i) $20,000,000 cash at closing and (2) balance to be paid out as a royalty agreement at a rate of 10% plus a profit split to determined subject to further diligence.

NOTE 10 - SUBSEQUENT EVENTS

On February 5, 2024, American Carbon entered into a Share Purchase Agreement (“Purchase Agreement”) with T.R. Mining & Equipment Ltd. (“TR Mining”), to where ACC has purchased 51% of the fully diluted shares outstanding of TR Mining in exchange for approximately 6% of the primary shares outstanding of ACC. The Purchase Agreement was fully executed and closed on February 5, 2024.

On March 4, 2024, members of the American Resources Corporation’s (“American Resources” or the “Company”) Board of Directors received an unsolicited investment letter (“Shareholder Investment Letter”) from a current shareholder and former board member of American Resources Corporation. The letter references the strategic direction of the Company along with to its wholly owned subsidiary, ReElement Technologies Corporation (“ReElement”).

The investment letter is currently under review and carries the following details:

-	The spinout or sale of American Carbon Corporation
-	The spinout of ReElement Technologies Corporation
-	The spinout of interest in Novusterra Inc.
-	The focus of American Resources Corporation post such events on the critical mineral industry growth.

The ReElement Technologies Corporation Term Sheet is currently under review and carries the following details:

-	Pre Money Valuation: $300 million
-	Financing Size: Minimum of $7 million up to $50 million
-	Structure: Common Stock
-	Management Participation: Requirement of members of current management to participate in the round, which is agreeable by certain members

On March 28, 2024, American Resources Corporation’s (“American Resources” or the “Company”) wholly owned subsidiary, ReElement Technologies Corporation (“ReElement”), closed a Bond Purchase Agreement (“Purchase Agreement”) with Hilltop Securities Inc. (the “Underwriter”), Knott County, Kentucky (the “Issuer”), a county and political subdivision organized and existing under the laws of the Commonwealth of Kentucky (the “Commonwealth”), whereby the Underwriter agrees to purchase from the Issuer, and the Issuer agrees to sell and deliver to the Underwriter, all (but not less than all) of the Knott County, Kentucky Industrial Building Revenue Bonds (Solid Waste Project), Series 2024 (the “Bonds”), at the purchase price of $150,000,000 (which is equal to the aggregate principal amount of the Bonds). The Bonds have been authorized pursuant to the laws of the Commonwealth. The proceeds of the sale of the Bonds will be used to develop ReElement’s Kentucky Lithium refining facility which is being designed with an initial capacity to produce 15,000 metric ton per annum of battery-grade lithium carbonate and/or lithium hydroxide. The Bonds are being offered and sold only to a limited number of “Qualified Institutional Buyers” within the meaning of Rule 144A of the Securities Act of 1933, as amended (the “1933 Act”), or “Accredited Investors” within the meaning of Regulation D promulgated under the 1933 Act.

