Form 10-Q
period 2024-03-31
American Resources Corp
filed 2024-05-20
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 20, 2024, the registrant had 77,392,957 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,168,557	$2,666,638
Inventories	129,991	54,000
Prepaid expenses and other current assets	2,521,646	1,867,651
Total current assets	4,820,194	4,588,289

Restricted cash	177,643,892	34,664,936
Property and equipment, net	11,202,362	15,337,004
Right-of-use assets, net	18,108,411	18,276,913
Investment in LLCs- related parties	4,220,000	18,780,000
Notes receivable, net	99,022	99,022
Total assets	$216,093,881	$91,746,164
Liabilities And Equity
Current liabilities:
Trade payables	$4,389,695	$6,709,224
Non-trade payables	2,755,451	2,607,942
Accounts payable - related party	2,305,604	2,371,697
Accrued interest	146,101	512,558
Other current liabilities	-	200,000
Notes payable	792,184	804,656
Operating lease liabilities	59,691	57,663
Finance lease liabilities	5,510,004	4,806,822
Total current liabilities	15,958,730	18,070,562

Remediation liability	21,537,089	21,288,799
Bonds payable, net	192,430,933	44,152,500
Operating lease liabilities, non-current	480,004	495,611
Finance lease liabilities, non-current	5,488,120	7,514,848
Total liabilities	235,894,876	91,522,320

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 77,296,990 and 76,247,370 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7,732	7,627
Additional paid-in capital	165,111,534	178,910,546
Accumulated deficit	(184,920,261)	(178,694,329)
Total stockholders' equity	(19,800,995)	223,844
Total liabilities and stockholders' equity	$216,093,881	$91,746,164

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	For the three months ended March 31,
	2024	2023
Revenue
Coal sales	$-	$8,723,185
Metal recovery and sales	29,352	20,609
Royalty income	64,667	124,662
Total revenue	94,019	8,868,456

Operating expenses (income)
Cost of coal sales and processing	1,266,928	2,705,820
Accretion	248,291	248,291
Depreciation	22,086	13,336
Amortization of mining rights	307,801	305,859
General and administrative	2,062,021	1,321,468
Professional fees	390,196	293,255
Production taxes and royalties	121,767	981,636
Development	2,397,140	5,633,908
Gain on sale of equipment	(458,000)	-
Total operating expenses	6,358,230	11,503,573

Net loss from operations	(6,264,211)	(2,635,117)

Other income (expense)
Other income and (expense)	251,639	93,000
Interest income	36,095	17,212
Interest expense	(249,455)	(575,964)
Total other income (expenses)	38,279	(465,752)

Net loss	$(6,225,932)	$(3,100,869)
Less: Non-controlling interest	-	-
Net loss attributable to AREC shareholders	(6,225,932)	(3,100,869)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding - basic and diluted	76,886,957	72,953,104

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2023	76,247,370	$7,627	$178,910,546	$(178,694,329)	$223,844
Exercise of cashless warrants	871,620	87	(87)	-	-
Exercise of common stock options	148,000	15	156,885	-	156,900
Issuance of common shares for consulting services	30,000	3	43,797	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	(14,560,000)	-	(14,560,000)
Stock compensation - options	-	-	560,393	-	560,393
Net loss	-	-	-	(6,225,932)	(6,225,932)
Balance as of March 31, 2024	77,296,990	$7,732	$165,111,534	$(184,920,261)	$(19,800,995)

	Common Stock		Additional
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2022	66,777,620	$6,680	$167,517,259	$(167,239,243)	$284,696
Issuance of common shares for Convertible Debt Conversion	9,420,230	942	9,786,481	-	9,787,423
Stock compensation - options	-	-	376,573	-	376,573
Net loss	-	-	-	(3,100,869)	(3,100,869)
Balance as of March 31, 2023	76,197,850	$7,622	$177,680,313	$(170,340,112)	$7,347,823

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating activities:
Net loss	$(6,225,932)	$(3,100,869)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	32,496	13,336
Amortization of mining rights	304,970	305,859
Accretion expense	248,290	248,291
Amortization of right-to-use assets	168,502	-
Accretion of right-to-use assets	242,817	107,895

Amortization of issuance costs and debt discount	41,572	-
Noncash stock-based compensation expense	560,393	376,573
Issuance of common shares for services	43,800	-

Change in current assets and liabilities:
Accounts receivable	-	(1,034,174)
Inventories	(75,991)	(2,512,821)
Prepaid expenses and other current assets	(653,995)	(10,500)
Accounts payable	(2,172,024)	(450,185)
Accrued interest	(366,457)	3,819
Accounts payable related party	(66,093)	(1,290,188)
Operating lease assets and liabilities, net	(13,579)	-
Other liabilities	(200,000)	-
Cash used in operating activities	(8,131,227)	(7,342,964)

Cash Flows from Investing activities:
Purchase of property and equipment	(264,939)	(508,930)
Cash received (paid) for PPE, net	4,062,115	-
Investment in LLCs	-	1,476,273
Cash (used in) provided by investing activities	(3,797,176)	967,343

Cash Flows from Financing activities:
Repayments on notes payable	(12,472)	(1,077,778)
Repayments of finance lease liabilities	(1,566,363)	(1,116,969)
Proceeds from the exercise of stock option	156,900	-
Proceeds from tax exempt bonds, net	148,236,861	-
Cash provided by (used in) financing activities	146,817,926	(2,194,747)

Increase (decrease) in cash	142,480,875	(8,570,368)
Cash and cash equivalents, including restricted cash, beginning of period	37,331,574	10,990,829
Cash and cash equivalents, including restricted cash, end of period	$179,812,449	$2,420,461

SUPPLEMENTAL CASH FLOW INFORMATION
Cashless exercise of warrants	$87	$-
Dividend-in-kind of Novustera, Inc. common stock to shareholders	$14,560,000	$-

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries American Carbon Corp (ACC), Deane Mining, LLC (Deane), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC(KCC), Wyoming County Coal (WCC), Perry County Resources LLC (PCR), reElement Technologies LLC (RLMT), American Metals LLC (AM) , American Opportunity Venture II, LLC (AOV II) and T.R. Mining & Equipment Ltd. (TR Mining). All significant intercompany accounts and transactions have been eliminated.

Entities for which ownership is less than 100% require that a determination is made as to whether there is a requirement to apply the variable interest entity (VIE) model to the entity. Where the company holds current or potential rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the Company the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company would be deemed be primary.

The company is the primary beneficiary of Advanced Carbon Materials LLC (ACM), which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of ACM have been included in the accompanying consolidated financial statements. The company is a 49.9% owner in ACM and has control of 90% of the cash flow which led to the determination of the Company as the primary beneficiary. As of March 31, 2024 and December 31, 2023, ACM had no assets, liabilities or operations.

On February 5, 2024, American Resources Corporation (“American Resources” or the “Company”) and its wholly owned subsidiary, American Carbon Corporation (“ACC”) entered into a Share Purchase Agreement (“Purchase Agreement”) with T.R. Mining & Equipment Ltd. (“TR Mining”), to where ACC has purchased 51% of the fully diluted shares outstanding of TR Mining in exchange for approximately 6% of the primary shares outstanding of ACC. The assets of TR Mining include a diversified mineral deposit with a focus on iron ore, titanium and vanadium with an initial estimated deposit of 212,925,000 tons of raw feedstock with an estimated 106,462,500 tons of ore body, based on an average of 50% magnetic material.

Effective February 5, 20224, the Company acquired a 51% interest in TR Properties & Equipment Ltd. (TR) for consideration consisting of a 6% interest in the Company’s subsidiary, American Carbon Corporation (ACC).  The Company’s investment in TR substantially consists of a single asset, mining rights.  Accordingly, the transaction does not meet the definition of a business under ASC Topic 805, Business Combinations, and therefore the Company will account for the transaction as an asset acquisition. In an asset acquisition, goodwill or a bargain purchase gain are not recognized, but rather, any difference between the consideration transferred and the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable assets acquired.  As of March 31, 2024, a preliminary allocation for this transaction has not been recorded as valuation procedures are pending with respect to the fair value of the assets acquired and consideration exchanged.

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The accompanying unaudited consolidated balance sheet as of March 31, 2024, unaudited consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the quarters ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-Q. The accompanying balance sheet as of December 31, 2023 has been derived from the audited balance sheet as of December 31, 2023 included in the Company’s Form 10-K referenced below and does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on April 15, 2024.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses of $6,225,932 and $3,100,869 for the three months ended March 31, 2024 and 2023, respectively, and an accumulated deficit of $184,920,261 as of March 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Prior period reclassifications

We have reclassified certain amounts in prior periods to conform with current presentation.

Cash, Cash Equivalents and Restricted cash: Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities.

Restricted cash consist of U.S. government securities, corporate fixed income, and U.S. government securities that are held in trusts related to the Tax Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of March 31, 2024 and December 31, 2023. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in current period earnings or loss.

The following table sets forth the total of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$2,168,557	$2,666,638
Restricted Cash	177,643,892	34,664,936
Total cash and restricted cash presented in the consolidated statement of cash flows	$179,812,449	$37,331,574

Related Party Policies: In accordance with FASB ASC 850 related parties are defined as either an executive, director or nominee, greater than 10% beneficial owner, and or immediate family member and affiliated businesses of any of the proceeding. Transactions with related parties are reviewed and approved by the directors of the Company, as per internal policies.

Advance Royalties: Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced.

Property and Equipment: Property and Equipment are recorded at cost. For equipment, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from five to twenty years.

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

There was no impairment loss recognized during the period ending March 31, 2024, and the twelve months ended December 31, 2023. Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

Mine Development: Costs of developing new coal mines, including asset retirement obligation assets, are capitalized and amortized using the units-of-production method over estimated coal deposits or proven reserves. Costs incurred for the development and expansion of existing reserves are expensed as incurred.

Cost of Goods Sold and Gross Profit: Cost of Goods Sold for coal mined and processed include direct labor, materials and utilities. Activities related to metal recover are inherent in both direct coal labor and overhead labor and do not require additional variable costs.

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

The table below reflects the changes to our ARO for the three months ended March 31, 2024 and the twelve months ended December 31, 2023:

	March 31, 2024	December 31, 2023
Beginning Balance	$20,295,634	$20,295,634
Accretion	1,241,455	993,165
Ending Balance	$21,537,089	$21,288,799

Accretion expense amounted to $248,291 and $248,291 for the period ended Mach 31, 2024 and March 31, 2023, respectively.

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

All the activity is undertaken in eastern Kentucky, Western West Virginia, and Southern Indiana. Revenue from metal recovery and sales are recognized when conditions within the contract or sales agreement are met including transfer of title. Revenue from coal processing and loading are recognized when services have been performed according to the contract in place. Our coal sales generally include 10 to 30-day payment terms following the transfer of control of the goods to the customer. We typically do not include extended payment terms in our contracts with customers. Our contracts with customers typically provide for minimum specifications or qualities of the coal we deliver. Variances from these specifications or quantities are settled by means of price adjustments. Generally, these price adjustments are settled within 30 days of delivery and are insignificant.

Income Taxes: We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2024 and December 31, 2023, due to the uncertainty of our ability to realize future taxable income.

We account for uncertainty in income taxes in our financial statements as required under ASC 740, “Income Taxes.” The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition accounting. Management determined there were no material uncertain positions taken by us in our tax returns.

Fair Value: The Company follows the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

Note 4 presents the Company’s financial assets or liabilities measured at fair value as of March 31, 2024 and December 31, 2023. The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value at March 31, 2024 and December 31, 2023 due to their short-term nature.

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

Allowance for trade receivables as of March 31, 2024 and December 31, 2023 amounted to $253,764 for both periods. The allowance for note receivables was $368,500 as of March 31, 2024 and December 31, 2023. The note receivable allowance relates to the purchase of a note receivable from a third party. The note receivable has collateral in certain mining permits which are strategic to KCC. Timing of payment on the note is uncertain resulting in a full allowance for the note.

Inventory: Inventory consists of mined coal is stated at the lower of cost (first in, first out method) or net realizable value.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which, among other updates, requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and the related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and the related disclosures.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2024 and December 31, 2023, property and equipment were comprised of the following:

	March 31, 2024	December 31, 2023
Mine development	$749,924	$749,924
Coal refuse storage	12,134,192	12,134,192
Rare earth processing	553,105	553,105
Construction in progress	2,973,329	6,770,504
Land	1,617,435	1,617,435
Less: Accumulated depreciation	(6,825,623)	(6,448,157)
Total Property and Equipment, net	$11,202,362	$15,337,003

Depreciation and amortization expense amounted to $337,466 and $319,195 for the period ended March 31, 2024 and March 31, 2023, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mine Development	5-10 years
Coal Refuse Storage	10 years

NOTE 3 – INVESTMENTS IN TRADING SECURITIES

Investments in trading securities consist of U.S. government and agency securities and fixed income funds that are held in trusts related to the Company’s tax exempt bonds.  These investments are classified as restricted cash on the accompanying balance sheets. These securities are classified as trading securities and, accordingly, the unrealized gains and losses are recorded in current period earnings or loss.

The Company’s investments in available-for-sale marketable securities are as follows:

March 31, 2024

		Gross
		Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

U.S. government and agency bonds	$1,62,958,201	$299,448	$51,847	$-	$163,205,802
Fixed income funds	5,712,307	5,774	-	-	5,718,081

Total	$168,670,508	$305,222	$51,847	$-	$168,923,883

December 31, 2023

		Gross
		Unrealized	Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

U.S. government and agency bonds	$25,297,564	$499,639	$-	$-	$25,797,203
Fixed income funds	5,842,417	5,491	-	-	5,847,907

Total	$31,139,980	$505,129	$-	$-	$31,645,110

There were no investments with unrealized losses that have been owned for more than or less than a year. The aggregate fair value of investments with unrealized losses that were owned for over a year was $0 and $0 at March 31, 2024 and December 31, 2023, respectively.

The debt securities outstanding at March 31, 2024 have maturity dates ranging from the second quarter of 2024 through the second quarter of 2025.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial instruments that were measured at fair value:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. government and agency bonds	$163,205,802	$-	$162,205,802	$-
Fixed income funds	5,718,081	1,218,081	4,500,000	-
Total	$168,923,883	$1,218,081	$167,702,802	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. government and agency bonds	$25,797,203	$-	$25,797,203	$-
Fixed income funds	5,847,907	1,347,907	4,500,000	-
Total	$31,645,110	$1,347,907	$30,297,203	$-

NOTE 5 – RIGHT OF USE ASSETS AND LEASES

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

On October 8, 2021, American Rare Earth entered into a commercial lease for 6,700 square feet of warehouse space for the purpose of building a commercial grade critical element purification facility. Th lease is for a period of 2 years with a rate of $4,745.83 a month.

On June 22, 2022 ReElement Technologies LLC entered into a finance lease for equipment at 2069 Highway 194 E., Meta, KY 41501 with Knott County Coal LLC.

On August 16, 2022 the Company entered into a finance lease for equipment for it facilitates with Maxus Capital Group.

As of March 31, 2024 and 2023 right of use assets and liabilities were comprised of the following:

		For the Three Months Ended March 31,
	Expense Classification	2024	2023
Operating lease expense:
Amortization of ROU asset	General and administrative	$15,346	$23,709
Accretion of Operating lease liability	General and administrative	14,849	17,018
Total operating lease expense		$30,195	$40,727

Finance lease expense:
Amortization on lease assets	Development	153,156	104,310
Interest on lease liabilities	Development	242,817	222,305
Total finance lease expense		$395,973	$326,615

Total		$426,168	$367,342

Other information related to leases is as follows:

	As of March 31,	As of December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases (in years)	7.10	7.35
Financing leases (in years)	2.13	2.13
Weighted-average discount rate:
Operating leases	10.82%	10.82%
Financing leases	8.15%	8.15%

Amounts relating to leases are presented on the balance Sheets for the periods presented in the following line items:

		As of March 31,	As of December 31,
	Balance Sheet Classification	2024	2023
Assets:
Operating lease assets	Right-of-use assets	$530,103	$545,449
Finance lease assets, net	Right-of-use assets	17,578,308	17,731,464
Total non-current assets		$18,108,411	$18,276,913

The future minimum lease payments required under leases as of March 31, 2024 were as follows:

Fiscal Year	Operating Leases	Finance Leases	Total
Remainder of 2024	86,338	4,674,368	4,760,706
2025	116,595	5,057,198	5,173,793
2026	109,372	1,661,272	1,770,644
2027	93,095	661,864	754,959
2028	95,065	-	95,065
Thereafter	282,755	-	282,755
Undiscounted cash flows	783,220	12,054,702	12,837,922
Less imputed interest	(243,525)	(1,056,578)	(1,300,103)
Present value of lease liabilities	$539,695	$10,998,124	$11,537,819

NOTE 6 - RELATED PARTY TRANSACTIONS

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, LRR, owned by members of the Company’s management. LRR leases various parcels of land to QEI and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity. As of March 31, 2024 and December 31, 2023, amounts owed to LRR totaled $477,981 and $509,130, respectively.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 10% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. During 2023 and 2022, the amount incurred under the agreement amounted to $1,144,342 and $5,572,644 and the amount paid amounted to $1,044,179 and $3,080,783. As of December 31, 2023 and 2022, the amount due under the agreement amounted to $2,796,345 and $4,481,922.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of March 31, 2024 and December 31, 2023, there is no market for the LBX Token and therefore no value has been assigned.

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

American Opportunity Venture, LLC

During January 2021, the company invested $2,250,000 for 50% ownership and became the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in AOV will be accounted for using the equity method of accounting. The activities of AOV solely consist of a $4,500,000 investment in American Acquisition Opportunity Inc.

Novusterra, Inc.

During March 2021, the Company licensed certain technology to an unrelated entity, Novusterra, Inc. According to the commercial terms of the license, the Company is to receive 50% of future cash flows and 15,750,000 common shares of Novusterra, Inc. Effective August 22, 2022, the Company sold the licensed patents to Novusterra, Inc. All prior licensing obligations were voided upon the sale.  It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra has been accounted for using the equity method of accounting. Effective March 6, 2024, the Company issued a special dividend to all stockholders on record of 91% of the Company’s ownership in Novusterra, Inc. resulting in the Company to receive 9% of future cash flows and holding 1,417,500 common shares of Novusterra, Inc. Due to the Company new ownership in Novusterra, Inc. the investment is accounted for using the cost method of accounting.

Condensed Summary Financials for the periods ending March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets	$89,548	$99,807

Intangible assets	1,990,620	2,026,167
Operating lease right-of-use asset	383,348	394,404
Total Assets	$2,463,516	$2,520,378

Liabilities And Equity
Current liabilities	$827,427	$712,150

Long term debt, net of current portion	249,635	241,332
Operating lease liabilities, less current portion	348,947	360,177
Total liabilities	1,426,009	1,313,659

Commitments and contingencies (Note 8)

Total stockholders' equity	1,037,507	1,206,719
Total liabilities and stockholders' equity	$2,463,516	$2,520,378

	Three Months Ended
	March 31,
	2024	2023
Service revenue	$24,185	$-
Total Cost of Goods Sold	-	-

Gross Profit	$24,185	$-

Operating expenses
General and administrative expenses	190,063	164,839
Net Income	$(165,878)	$(164,839)

NOTE 7 - NOTES & BONDS PAYABLE

Notes Payable

On September 25, 2017, the Company entered into an equipment purchase agreement, which carries 0% interest with an unaffiliated entity (“September 2017 Note”) to purchase certain underground mining equipment for $350,000. The agreement provided monthly payments of $20,000 until the balance is paid in full. The note matured on September 25, 2019 and is secured by the equipment purchased with the note. As of March 31, 2024 and December 31, 2023, the note is in default. As of both March 31, 2024 and December 31, 2023, the principal balance was $181,736.

On April 20, 2022, the Company entered into a non-negotiable, secured promissory note agreement (“April 2022 Note”) with an unrelated party in the amount of $63,000. The note agreement shall accrue interest from the date of the agreement at a rate of 7% and the note agreement shall be repaid in full with principal and accrued interest on March 31, 2023. As of March 31, 2024 and December 31, 2023, the note was in default. As of March 31, 2024 and December 31, 2023, the principal balance was $63,000 and $63,000, respectively and the accrued interest balance was $8,627 and $0, respectively. For the three months ended March 31, 2024 and March 31, 2023, the interest expense was $1,250 and 1,152, respectively.

On June 3, 2022, the Company entered into a promissory note agreement (“June 2022 Note”) with an unrelated party in the amount of $2,500,000. The note carried an interest rate of 5% and had a maturity date of May 27, 2023. As of March 31, 2024 and December 31, 2023, the loan was in default. As of March 31, 2024 and December 31, 2023, the principal balance was $547,449 and $547,449, respectively and the accrued interest balance was $137,473 and $117,770, respectively. For the three months ended March 31, 2024, and March 31, 2023, the interest expense was $19,703 and 19,703 respectively.

	March 31,	December 31,
	2024	2023

September 2017 Note	$181,736	$181,736
April 2022 Note	63,000	63,000
June 2022 Note	547,448	547,448
Total notes payable	792,184	804,656

Tax Exempt Bonds

On May 31, 2023, the West Virginia Economic Development Authority (the “Issuer”) issued $45 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds, Series 2023 (the “2023 Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 8, 2023 between the Issuer and UMB Bank N.A., as trustee (the “Trustee”). The Tax-Exempt Bonds are payable solely from payments to be made by the Company under the Loan Agreement as evidenced by a Note from the Company to the Trustee. The proceeds of the Tax-Exempt Bonds were used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at the Company’s Wyoming County, West Virginia development, and for capitalized interest and certain costs related to issuance of the Tax-Exempt Bonds.

The Tax-Exempt Bonds bear interest of 9% and have a final maturity of June 8, 2038.

The Tax Exempt Bonds are subject to redemption (i) in whole or in part at any time on or after June 1, 2030 at the option of the Issuer, upon the Company’s direction at a redemption price of 103% between June 1, 2030, through May 31, 2031, 102% between June 1,2031, through May 31, 2032, 101% between June 1, 2032, through May 31, 2033, 100% from June 1, 2033 and thereafter, plus interest accrued to the redemption date; and (ii) at par plus interest accrued to the redemption date from certain excess Tax Exempt Bonds proceeds as further described in the Indenture of Trust.

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

The Loan Agreement contains certain affirmative covenants and representations, including but not limited to: (i) maintenance of a rating on the Tax Exempt Bonds; (ii) maintenance of proper books of records and accounts; (iii) agreement to add additional guarantors to guarantee the obligations under the Loan Agreement in certain circumstances; (iv) procurement of customary insurance; and (v)preservation of legal existence and certain rights, franchises, licenses and permits. The Loan Agreement also contains certain customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) release of collateral securing the Company’s obligations under the Loan Agreement; (ii) mergers and consolidations and disposition of assets, and (iii)restrictions on actions that may jeopardize the tax-exempt status of the Tax-Exempt Bonds.

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

On March 28, 2024, the Company, closed a Bond Purchase Agreement (“Purchase Agreement”) with Hilltop Securities Inc. (the “Underwriter”), Knott County, Kentucky (the “Issuer”), a county and political subdivision organized and existing under the laws of the Commonwealth of Kentucky (the “Commonwealth”), whereby the Underwriter agrees to purchase from the Issuer, and the Issuer agrees to sell and deliver to the Underwriter, all (but not less than all) of the Knott County, Kentucky Industrial Building Revenue Bonds (Solid Waste Project), Series 2024 (the “Bonds”), at the purchase price of $150,000,000 (which is equal to the aggregate principal amount of the Bonds). The Bonds have been authorized pursuant to the laws of the Commonwealth. The proceeds of the sale of the Bonds will be used to develop ReElement’s Kentucky Lithium refining facility which is being designed with an initial capacity to produce 15,000 metric ton per annum of battery-grade lithium carbonate and/or lithium hydroxide. The Bonds are being offered and sold only to a limited number of “Qualified Institutional Buyers” within the meaning of Rule 144A of the Securities Act of1933, as amended (the “1933 Act”), or “Accredited Investors” within the meaning of Regulation D promulgated under the 1933 Act.

The Tax-Exempt Bonds bear interest of 4% and have a final maturity of March 28, 2044.

	March 31,	December 31,
	2024	2023

Tax Exempt Bonds ($45 million face value)	$45,000,000	$45,000,000
Tax Exempt Bonds ($150 million face value)	150,000,000	-
Debt issuance costs and debt discount	(2,569,067)	(847,500)
Bonds payable	192,430,933	44,152,500
Less: current portion	-	-
Bonds payable, net	$192,430,933	$44,152,500

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2024, the company issued 871,620 shares of common stock upon exercise of warrants.

During the three months ended March 31, 2024, the company issued 138,000 shares of common stock upon the exercise of 138,000 options at an exercise price of $1.05 a share.

During the three months ended March 31, 2024, the company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $1.20 a share.

During the three months ended March 31, 2024, the company issued 30,000 shares of common stock in relation to consulting services.

During the three months ended March 31, 2023, the remaining amounts of the convertible notes in the amount of $9,787,423 was converted into 9,420,230 common shares.

Stock based compensation:

Effective July 1, 2018, the Board of Directors of American Resources Corporation. adopted the 2018 Incentive Stock Plan. The plan provides for the allocation and issuance of stock and options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 4,000,000 shares for possible issuance under the plan.

Total stock-based compensation expense for grants to officers, employees and consultants was $604,190 and $376,573 for the three months ended March 31, 2024, and 2023, respectively, which was charged to general and administrative expense.

As of March 31, 2024, the company has $5,102,945 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately five years.

The following table summarizes the activity of our stock options for the three months ended March 31, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2023	9,626,770	$1.571	5.39	$1,035,181
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding - March 31, 2024	9,626,770	$1.571	5.39	$1,035,181
Exercisable (Vested) - March 31, 2024	3,911,245	$1.592	4.30	$402,881

NOTE 9 - CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position. These claims include amounts assessed by the Kentucky Energy Cabinet totaling $1,393,107, of which the Company has fully accrued for as a payable to the Commonwealth of Kentucky, including amounts owed to the Kentucky Energy Cabinet. During 2019, McCoy and Deane received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices are included in the company’s trade payables.

NOTE 10 - SUBSEQUENT EVENTS

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

The Supreme Energy Preparation Plant is owned by Knott County Coal, subject to certain restrictions present in the agreement between Knott County Coal and the surface landowner, Land Resources & Royalties LLC.

The Company acquired the Supreme Energy Preparation Plants as an idled facility, and since acquisition, no work has been performed at the facility other than minor maintenance. Both the Supreme Energy Preparation Plant and the rail loadout are idled and would require an undetermined amount of work and capital to bring them into operation. The allocated cost of the property at Knott County Coal paid by the Company is $286,046.

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

Both the Mill Creek Preparation Plant and the rail loadout are operational, and any work required on any of the plant or loadouts would be routine maintenance. The allocated cost for the property at Deane Mining paid by the Company is $1,569,641.

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

Please see the financial statement’s contingencies footnote.

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

The Company currently has approximately 26 direct employees. The Company is headquartered in Fishers, Indiana with four members of the Company’s executive team based at this location.

Results of Operations

Our consolidated operations had operating revenues of $94,019 and $8,868,456 for the three-months ended March 31, 2024 and 2023, respectively. We incurred net losses of $6,225,932 and $3,100,869 for the same periods, respectively.

The primary driver for the decrease in operating revenues is a significant reduction in our coal sales for the period ended March 31, 2024 as compared to 2023.

From our inception to-date our activities have been primarily financed from the proceeds of our acquisitions, common share equity investments and loans.

For the three months ended March 31, 2024 and 2023, cost of coal sales and processing expenses were $1,266,928 and $2,705,820 respectively, development costs, including loss on settlement of ARO were $2,397,140 and $5,633,908, respectively, and production taxes and royalties were $121,767 and $981,636, respectively. Depreciation expense for the three months ended March 31, 2024 and 2023 were $22,086 and $13,336 respectively and general and administrative expenses were $2,062,021 and $1,321,468, respectively.

Liquidity and Capital Resources

As of March 31, 2024, our available cash was $2,166,857. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, or from other sources, such as asset sales. We do not have any credit lines currently available to fund our liquidity requirements, and currently there is uncertainty regarding our ability to execute on the above strategy.

For the three months ended March 31, 2024 and 2023, our net cash flow used in operating activities was $8,131,227 and $7,342,964, respectively.

For the three months ended March 31, 2024, net cash used in investing activities was $3,797,176compared to the three months ended March 31, 2023, during which $967,343 was provided by investing activities.

For the three months ended March 31, 2024, net cash provided by financing activities was $146,814,926 compared to the three months ended March 31, 2023, during which $2,194,747 was used in financing activities.

As a public company, we will be subject to certain reporting and other compliance requirements of a publicly reporting company. We will be subject to certain costs for such compliance which private companies may not choose to make. We have identified such costs as being primarily for audits, legal services, filing expenses, financial and reporting controls and shareholder communications and estimate the cost to be approximately $35,000 monthly if the activities of our Company remain somewhat the same for the next few months. We have included such costs in our monthly cash flow needs and expect to pay such costs from a combination of cash from operations and financing activities.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which, among other updates, requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and the related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and the related disclosures.

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

With respect to the period ending March 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2024, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2024 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: May 20, 2024	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

