Form 10-Q/A
period 2024-03-31
American Resources Corp
filed 2024-05-22
CIK 1590715

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

EXPLANATORY NOTE

American Resources is filing this Amendment No. 1 on Form 10-Q/A to its Annual Report on Form 10-Q for the 3 month period ended March 31, 2024, originally filed with the U.S. Securities and Exchange Commission on May 20, 2024, for the sole purpose of filing the required XBRL reporting.

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

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended March 31,
	2024	2023
Revenue
Coal sales	$-	$8,723,185
Metal recovery and sales	29,352	20,609
Royalty income	64,667	124,662
Total revenue	94,019	8,868,456

Operating expenses (income)
Cost of coal sales and processing	1,266,928	2,705,820
Accretion	248,291	248,291
Depreciation	22,086	13,336
Amortization of mining rights	307,801	305,859
General and administrative	2,062,021	1,321,468
Professional fees	390,196	293,255
Production taxes and royalties	121,767	981,636
Development	2,397,140	5,633,908
Gain on sale of equipment	(458,000)	-
Total operating expenses	6,358,230	11,503,573

Net loss from operations	(6,264,211)	(2,635,117)

Other income (expense)
Other income and (expense)	251,639	93,000
Interest income	36,095	17,212
Interest expense	(249,455)	(575,964)
Total other income (expenses)	38,279	(465,752)

Net loss	$(6,225,932)	$(3,100,869)
Less: Non-controlling interest	-	-
Net loss attributable to AREC shareholders	(6,225,932)	(3,100,869)

Net loss per share - basic and diluted	$(0.08)	$(0.04)

Weighted average shares outstanding - basic and diluted	76,886,957	72,953,104

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

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating activities:
Net loss	$(6,225,932)	$(3,100,869)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	32,496	13,336
Amortization of mining rights	304,970	305,859
Accretion expense	248,290	248,291
Amortization of right-to-use assets	168,502	-
Accretion of right-to-use assets	242,817	107,895
Amortization of issuance costs and debt discount	41,572	-
Noncash stock-based compensation expense	560,393	376,573
Issuance of common shares for services	43,800	-
Change in current assets and liabilities:
Accounts receivable	-	(1,034,174)
Inventories	(75,991)	(2,512,821)
Prepaid expenses and other current assets	(653,995)	(10,500)
Accounts payable	(2,172,024)	(450,185)
Accrued interest	(366,457)	3,819
Accounts payable related party	(66,093)	(1,290,188)
Operating lease assets and liabilities, net	(13,579)	-
Other liabilities	(200,000)	-
Cash used in operating activities	(8,131,227)	(7,342,964)

Cash Flows from Investing activities:
Purchase of property and equipment	(264,939)	(508,930)
Cash received (paid) for PPE, net	4,062,115	-
Investment in LLCs	-	1,476,273
Cash (used in) provided by investing activities	3,797,176	967,343

Cash Flows from Financing activities:
Repayments on notes payable	(12,472)	(1,077,778)
Repayments of finance lease liabilities	(1,566,363)	(1,116,969)
Proceeds from the exercise of stock option	156,900	-
Proceeds from tax exempt bonds, net	148,236,861	-
Cash provided by (used in) financing activities	146,814,926	(2,194,747)

Increase (decrease) in cash	142,480,875	(8,570,368)
Cash and cash equivalents, including restricted cash, beginning of period	37,331,574	10,990,829
Cash and cash equivalents, including restricted cash, end of period	$179,812,449	$2,420,461

SUPPLEMENTAL CASH FLOW INFORMATION
Cashless exercise of warrants	$87	$-
Dividend-in-kind of Novustera, Inc. common stock to shareholders	$14,560,000	$-

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

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2024 and December 31, 2023, property and equipment were comprised of the following:

	March 31, 2024	December 31, 2023
Mine development	$749,924	$749,924
Coal refuse storage	12,134,192	12,134,192
Rare earth processing	553,105	553,105
Construction in progress	2,973,329	6,770,504
Land	1,617,435	1,617,435
Less: Accumulated depreciation	(6,825,623)	(6,448,156)
Total Property and Equipment, net	$11,202,362	$15,337,004

Depreciation and amortization expense amounted to $337,466 and $319,195 for the period ended March 31, 2024 and March 31, 2023, respectively.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mine Development	5-10 years
Coal Refuse Storage	10 years

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

The Company’s investments in available-for-sale marketable securities are as follows:

March 31, 2024

		Gross
		Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

U.S. government and agency bonds	$162,958,201	$299,448	$51,847	$-	$163,205,802
Fixed income funds	5,712,307	5,774	-	-	5,718,081
Total	$168,670,508	$305,222	$51,847	$-	$168,923,883

December 31, 2023

		Gross
		Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

U.S. government and agency bonds	$25,297,564	$499,639	$-	$-	$25,797,203
Fixed income funds	5,842,417	5,491	-	-	5,847,908
Total	$31,139,981	$505,130	$-	$-	$31,645,111

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

NOTE 4 – FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial instruments that were measured at fair value:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. government and agency bonds	$163,205,802	$-	$162,205,802	$-
Fixed income funds	5,718,081	1,218,081	4,500,000	-
Total	$168,923,883	$1,218,081	$167,702,802	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. government and agency bonds	$25,797,203	$-	$25,797,203	$-
Fixed income funds	5,847,908	1,347,908	4,500,000	-
Total	$31,645,111	$1,347,908	$30,297,203	$-

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

On October 8, 2021, American Rare Earth entered into a commercial lease for 6,700 square feet of warehouse space for the purpose of building a commercial grade critical element purification facility. The lease is for a period of 2 years with a rate of $4,745.83 a month.

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

Liquidity and Capital Resources

As of March 31, 2024, our available cash was $179,812,449. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, or from other sources, such as asset sales. We do not have any credit lines currently available to fund our liquidity requirements, and currently there is uncertainty regarding our ability to execute on the above strategy.

For the three months ended March 31, 2024 and 2023, our net cash flow used in operating activities was $8,131,227 and $7,342,964, respectively.

For the three months ended March 31, 2024, net cash used in investing activities was $3,797,176 compared to the three months ended March 31, 2023, during which $967,343 was provided by investing activities.

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

