Form 10-Q
period 2024-06-30
American Resources Corp
filed 2024-08-19
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 19, 2024, the registrant had 77,422,390 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(As filed)		(Restated)
	June 30,	December 31,		December 31,
	2024	2023	Adjustments	2023
Assets
Current assets:
Cash and cash equivalents	$554,416	$2,666,638	239,619	$2,906,257
Short-term investments held in Trust Account - restricted	-	30,297,204	(30,297,204)	-
Inventories	2,029,812	54,000	-	54,000
Prepaid expenses and other current assets	1,866,001	1,867,651	1	1,867,652
Total current assets	4,450,229	34,885,493	(30,057,584)	4,827,909

Restricted cash	168,998,842	6,798,029	26,976,356	33,774,385
Property and Equipment, net	19,190,991	15,337,004	4,898,120	20,235,124
Right-of-use assets, net	616,045	18,276,913	(17,633,742)	643,171
Investment in other entities - Related Parties	1,884,153	18,780,000	(15,302,700)	3,477,300
Notes Receivable, net	379,022	99,022	280,000	379,022
Total Assets	$195,519,282	$94,176,461	(30,839,550)	$63,336,911
Liabilities And Equity
Current liabilities:
Trade payables	$4,808,658	$6,709,224	(68,099)	$6,641,125
Non-trade payables	2,641,370	2,607,942	53,157	2,661,099
Accounts payable - related party	2,498,168	2,371,697	(16,000)	2,355,697
Accrued interest	495,915	512,558	(44,424)	468,134
Other current liabilities	200,000	200,000	-	200,000
Current portion of long term debt	804,656	804,656	-	804,656
Operating lease liabilities	57,299	57,663	(4,690)	52,973
Other financing obligations, current	7,761,996	4,806,822	2,585,919	7,392,741
Total current liabilities	19,268,062	18,070,562	2,505,863	20,576,425

Remediation liability	21,785,380	21,288,799	-	21,288,799
Bond payable, net	193,308,677	44,152,500	(617,341)	43,535,159
Other financing obligations, net of current portion	6,161,059	7,514,848	2,584,947	10,099,795
Operating lease liabilities, non-current	611,951	495,611	145,883	641,494
Total liabilities	$241,135,129	$91,522,320	4,619,352	$96,141,672

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 77,400,289 and 76,247,370 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7,742	7,627	-	7,627
Additional paid-in capital	182,012,925	178,910,546	2,368,215	181,278,761
Accumulated deficit	(226,097,239)	(178,694,329)	(33,922,968)	(212,617,297)
Total stockholders' equity	(44,076,572)	223,844	(31,554,753)	(31,330,909)
Non-controlling interest	(1,539,275)	-	(1,473,852)	(1,473,852)
Total equity	(45,615,847)	223,844	(33,028,605)	(32,804,761)
Total liabilities and stockholders' equity	$195,519,282	91,746,164	(28,409,253)	$63,336,911

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
		(As filed)		(Restated)		(As filed)
	2024	2023	Adjustments	2023	2024	2023	Adjustments	2023
Revenue
Coal sales	$-	$1,675,815	-	$1,675,815	$-	$10,399,001	-	$10,399,001
Metal recovery and sales	4,095	33,817	-	33,817	33,447	54,425	-	54,425
Royalty income	-	271,056	20,001	291,057	64,667	395,718	20,001	415,719
Total revenue	4,095	1,980,688	20,001	2,000,689	98,114	10,849,144	20,001	10,869,145

Operating expenses (income)
Cost of coal sales and processing	507,596	3,798,012	(63,326)	3,734,686	1,197,775	6,503,830	(597,150)	5,906,680
Accretion	248,291	248,292	-	248,292	496,582	496,584	-	496,584
Depreciation	519,445	8,482	581,566	590,048	1,069,559	21,818	1,173,225	1,195,043
Amortization of mining rights	311,685	311,685	-	311,685	623,370	617,544	5,826	623,370
General and administrative	2,888,344	1,134,616	491,180	1,625,796	5,248,281	2,456,084	493,354	2,949,438
Professional fees	390,370	346,477	-	346,477	1,141,392	639,732	-	639,732
Production taxes and royalties	169,680	496,824	86,930	583,754	447,093	1,478,461	115,222	1,593,683
Development	1,198,102	2,666,846	292,898	2,959,744	2,908,044	8,300,754	479,784	8,780,538
Gain on sale of equipment	-	-	(1,050,000)	(1,050,000)	(400,000)	-	(1,050,000)	(1,050,000)
Total operating expenses	6,233,513	9,011,234	339,248	9,350,482	12,732,096	20,514,807	620,261	21,135,068

Net loss from operations	(6,229,418)	(7,030,546)	(319,247)	(7,349,793)	(12,633,982)	(9,665,661)	(600,262)	(10,265,923)

Other income (expense)
Earnings from equity method investees	(16,385)	-	(430,244)	(430,244)	(231,360)	-	277,366	277,366
Other income and (expense)	60,490	260,000	-	260,000	173,005	353,000	-	353,000
Gain on sales of assets	-	5,936,892	(5,936,892)	-	-	5,936,892	(5,936,892)
Interest income	3,054	1,552	-	1,552	39,149	18,764	-	18,764
Interest expense	(418,493)	(167,825)	(134,706)	(302,531)	(892,177)	(743,789)	(323,258)	(1,067,047)
Total other income (expenses)	(371,334)	6,030,619	(6,501,842)	(471,223)	(911,383)	5,564,867	(5,982,784)	(417,917)

Net loss	(6,600,752)	(999,925)	(6,821,091)	(7,821,016)	(13,545,365)	(4,100,794)	(6,583,046)	(10,683,840)
Less: Non-controlling interest	(14,337)	-	191,920	191,920	65,423	-	(175,655)	(175,655)
Net loss attributable to AREC shareholders	$(6,615,089)	$(999,925)	(6,629,171)	$(7,629,096)	$(13,479,942)	$(4,100,794)	(6,758,701)	$(10,859,495)

Net loss per share - basic and diluted	$(0.09)	$(0.01)	$(0.09)	$(0.10)	$(0.18)	$(0.05)	$(0.09)	$(0.14)

Weighted average shares outstanding - basic and diluted	77,375,271	76,197,850	-	76,197,850	75,422,390	74,584,440	-	74,584,440

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(UNAUDITED)

	Common Stock		(As filed) Additional		(Restated) Additional	(As filed)		(Restated)		Non-
	Par Value Shares	Amount	Paid-in Capital	Adjustments	Paid-in Capital	Accumulated Deficit	Adjustments	Accumulated Deficit	Total Deficit	controlling interest	Total Deficit
Balance as of December 31, 2022	66,777,620	$6,680	$167,517,259	582,378	$168,099,637	$(167,239,243)	(20,175,340)	$(187,414,583)	$(19,308,266)	(1,276,297)	(20,584,563)
Issuance of common shares for Convertible Debt Conversion	9,420,730	942	9,786,481	-	9,786,481	-	-	-	9,787,423	-	9,787,423
Stock compensation – options	-	-	376,573	253,304	629,877	-	-	-	629,877	-	629,877
Net loss	-	-	-	-	-	(3,100,869)	(129,530)	(3,230,399)	(3,230,399)	367,575	(2,862,824)
Balance as of March 31, 2023	76,198,350	$7,622	$177,680,313	835,682	$178,515,995	$(170,340,112)	(20,304,870)	$(190,644,982)	$(12,121,365)	(908,722)	(13,030,087)
Stock compensation - options	-	-	376,573	364,238	740,811	-	-	-	740,811	-	740,811
Recapture expenses for bond issuance	-	-	-	-	-	4,011,025	(4,011,025)	-	-	-	-
Net loss	-	-	-	-	-	(999,925)	(6,629,171)	(7,629,096)	(7,629,096)	(191,920)	(7,821,016)
Balance as of June 30, 2023	76,198,350	$7,622	$178,056,886	1,199,920	$179,256,806	$(167,329,012)	(30,945,066)	$(198,274,078)	$(19,009,650)	$(1,100,642)	$(20,110,292)

	Common Stock		(As filed) Additional		(Restated) Additional	(As filed)		(Restated)		Non-
	Par Value Shares	Amount	Paid-in Capital	Adjustments	Paid-in Capital	Accumulated Deficit	Adjustments	Accumulated Deficit	Total Deficit	controlling interest	Total Deficit
Balance as of December 31, 2023	76,247,370	$7,627	$178,910,546	2,368,215	$181,278,761	$(178,694,329)	(33,922,968)	$(212,617,297)	$(31,330,909)	$(1,473,852)	$(32,804,761)
Exercise of cashless warrants	871,620	87	(87)	-	(87)	-	-	-	-	-	-
Exercise of stock options	148,000	15	156,885	-	156,885	-	-	-	156,900	-	156,900
Issuance of common shares for consulting services	30,000	3	43,797	-	43,797	-	-	-	43,800	-	43,800
Stock compensation - options	-	-	560,933	328,240	889,173	-	-	-	889,173	-	889,173
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	(14,560,000)	13,198,212	(1,361,788)	-	-	-	(1,361,788)	-	(1,361,788)
Net loss	-	-	-	-	-	(6,225,932)	-	(6,225,932)	(6,225,932)	(79,760)	(6,305,692)
Balance as of March 31, 2024	77,296,990	$7,732	$165,112,074	15,894,667	$181,006,741	$(184,920,261)	(34,561,889)	$(219,482,150)	$(38,467,677)	$(1,553,612)	$(40,021,289)
Exercise of warrants	30,799	3	32,336	-	32,336	-	-	-	32,339	-	32,339
Issuance of common shares for consulting services	72,500	7	99,768	-	99,768	-	-	-	99,775	-	99,775
Stock compensation – options	-	-	874,080	-	874,080	-	-	-	874,080	-	874,080
Net loss	-	-	-	-	-	(6,615,089)	-	(6,615,089)	(6,615,089)	14,337	(6,600,752)
Balance as of June 30, 2024	77,400,289	$7,742	$166,118,258	15,894,667	$182,012,925	$(191,535,350)	(34,561,889)	$(226,097,239)	$(44,076,572)	$(1,539,275)	$(45,615,847)

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
		(As filed)		(Restated)
	2024	2023	Adjustments	2023
Cash Flows from Operating activities:
Net loss	$(13,545,365)	$(4,100,794)	(6,583,046)	$(10,683,840)
Adjustments to reconcile net income (loss) to net cash
Depreciation expense	1,069,559	21,818	1,173,225	1,195,043
Amortization of mining rights	623,370	617,544	5,826	623,370
Accretion expense	496,581	496,580	-	496,580
Amortization of right-to-use assets	27,126	(695,933)	746,055	50,122
Amortization of issuance costs and debt discount	54,315	-	8,467	8,467
Investment in other entities - Related Parties, net	231,360	-	(277,366)	(277,366)
Gain on sale of equipment	(400,000)	-	(1,050,000)	(1,050,000)
Noncash stock based compensation expense	1,763,253	753,146	617,542	1,370,688
Issuance of common shares for services	143,575	-	-	-

Change in current assets and liabilities:
Receivables	-	(334,475)	760,001	425,526
Inventories	(1,975,812)	(264,536)	-	(264,536)
Prepaid expenses and other current assets	1,651	(1,019,982)	-	(1,019,982)
Accounts payable	(1,852,196)	(321,661)	643,322	321,661
Accrued interest	27,781	(35,996)	55,926	19,930
Accounts payable related party	142,471	(1,733,216)	-	(1,733,216)
Operating leases liabilities	(25,217)	-	(48,514)	(48,514)
Cash used in operating activities	(13,217,548)	(6,617,505)	(3,948,562)	(10,566,067)

Cash Flows from Investing activities:
Purchase of property and equipment	(648,796)	-	(738,310)	(738,310)
Cash used in investments	-	1,726,273	(1,726,273)	-
Proceeds from sale of equipment	400,000	(553,105)	1,603,105	1,050,000
Cash (used in) provided by investing activities	(248,796)	1,173,168	(861,478)	311,690

Cash Flows from Financing activities:
Cash received from warrant conversions	32,339	-	-	-
Repayment on long term debt	-	(1,098,821)	-	(1,098,821)
Proceeds from the exercise of stock option	156,900	-	-	-
Proceeds from tax exempt bonds, net	149,719,203	43,475,887	-	43,475,887
Proceeds received from other financing obligation	-	4,011,025	1,312,763	5,323,788
Repayments of other financing obligation	(3,569,482)	(1,116,969)	(1,558,539)	(2,675,508)
Cash provided by (used in) financing activities	146,338,960	45,271,122	(245,776)	45,025,346

Increase (decrease) in cash	132,872,616	40,542,101	(5,771,132)	34,770,969
Cash and cash equivalents, including restricted cash, beginning of period	36,680,642	10,990,829	1,353,967	12,344,796
Cash and cash equivalents, including restricted cash, end of period	$169,553,258	$51,532,930	(4,417,165)	$47,115,765

SUPPLEMENTAL CASH FLOW INFORMATION
Cashless exercise of warrants	$87	$-	-	$-
Acquisition of right of use assets for lease obligations	$-	3,814,336	(3,814,336)	-
Dividend-in-kind of Novustera, Inc. common stock to shareholders	$1,361,788	$-	-	$-

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

The company is the primary beneficiary of Advanced Carbon Materials LLC (ACM), which qualifies as a variable interest entity. Accordingly, the assets, liabilities, revenue and expenses of ACM have been included in the accompanying consolidated financial statements. The company is a 49.9% owner in ACM and has control of 90% of the cash flow which led to the determination of the Company as the primary beneficiary. As of June 30, 2024 and December 31, 2023, ACM had no assets, liabilities or operations.

During January 2021, the company invested $2,250,000 for 50% ownership and became the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is the primary beneficiary, therefore AOV has been consolidated into the Company’s financial statement. As such, AOV’s sole investment in Royalty Management Co (RMCO) will be accounted for using the equity method of accounting.

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

Effective February 5, 2024, the Company acquired a 51% interest in TR Properties & Equipment Ltd. (TR) for consideration consisting of a 6% interest in the Company’s subsidiary, American Carbon Corporation (ACC).  The Company’s investment in TR substantially consists of a single asset, mining rights.  Accordingly, the transaction does not meet the definition of a business under ASC Topic 805, Business Combinations, and therefore the Company will account for the transaction as an asset acquisition. In an asset acquisition, goodwill or a bargain purchase gain are not recognized, but rather, any difference between the consideration transferred and the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable assets acquired.  As of June 30, 2024, a preliminary allocation for this transaction has not been recorded as valuation procedures are pending with respect to the fair value of the assets acquired and consideration exchanged.

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The accompanying unaudited consolidated balance sheet as of June 30, 2024, unaudited consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the quarters ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-Q. The accompanying balance sheet as of December 31, 2023 has been derived from the audited balance sheet as of December 31, 2023 (prior to restatements) included in the Company’s Form 10-K referenced below and does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the three months and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on April 15, 2024.

Business Combination Agreement

On June 28, 2024, American Metals LLC, an Indiana limited liability company (the “Company) and a wholly owned subsidiary of American Resources Corporation, and Electrified Materials Corporation, a Delaware corporation (“Pubco”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with  AI Transportation Acquisition Corp., a Cayman Islands exempted company (together with its successors, “AITR”),  (iii) AITR Merger Sub 1 Corp, a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub 1”), (iv) AITR Merger Sub 2 Corp, a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub 2”), and (v) AITR, Pubco, Merger Sub 1, Merger Sub 2 and the Company are sometimes referred to herein individually as a “Party” and, collectively, as the “Parties.”

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing Date”), on the Closing Date, prior to the time at which the First Effective Time occurs, AITR shall transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation (the “Domestication”) in accordance with Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”) and Part XII of the Cayman Islands Companies Act (2020 Revision) (the “Cayman Islands Act”), on the terms and subject to the conditions set forth in the Business Combination Agreement.

Following the Domestication, the Parties will effect a business combination transaction whereby (a) AITR will merge with and into Merger Sub 1, with AITR continuing as the surviving entity (“Merger 1”), as a result of which, (i) AITR shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of AITR immediately prior to the Closing Date shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco; (b) the Company will merge with and into Merger Sub 2, with the Company continuing as the surviving entity (“Merger 2”) as a result of which, (i) the Company shall become a wholly-owned subsidiary of Pubco; and (c) Pubco shall (i) acquire all of the issued and outstanding shares of common stock of the Company from its shareholders in exchange for shares of common stock of Pubco (the “Share Exchange”); and (d) Pubco will contribute its membership interest in the Company to AITR in exchange for shares of Pubco (the “Company Units Contribution” and, together with the Share Exchange, Merger 1, Merger 2, and the other transactions contemplated by the Business Combination Agreement, the “Transactions”), all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the applicable provisions of Delaware and Indiana law.

Share Consideration

At the Closing Date, Pubco will issue and deliver to the shareholders of the Company an aggregate number of shares of common stock of Pubco (the “Pubco Common Stock”) with an aggregate value equal to One Hundred Million U.S. Dollars ($100,000,000) (the “Share Consideration”) plus the Closing Cash (defined as cash on the Company’s balance sheet as of immediately prior to Closing Date) minus Net Working Capital (as such term is defined in the  Business Combination Agreement) less the Closing Debt (defined as the indebtedness of the Company on the Closing Date, less: (i) indebtedness that, by its terms, converts automatically into equity and (ii) any Transaction expenses), with each share of Pubco Common Stock valued at $10.00. In addition to the Share Consideration, the Business Combination Agreement provides for the potential payment of up to $70,000,000 in earnout consideration (the “Earnout Consideration”) to be issued and delivered to the shareholders of the Company at the Closing Date as provided in the Business Combination Agreement provided certain revenue targets are satisfied. Each Company shareholder shall receive its pro rata share of the Share Consideration based on the number of equity units (the “Company Units”) of Company owned by it, divided by the total number of Company Units outstanding (such percentage being each such holder’s “Pro Rata Share”). Each holder of Company Units shall also be entitled to receive its Pro Rata Share of the Earnout Consideration.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring net losses of $13,545,365 and $10,683,840 for the six months ended June 30, 2024 and 2023, respectively, and an accumulated deficit of $226,097,239 as of June 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Restatement of December 31, 2023 and 2022 Financial Statements

As previously disclosed in the American Resources Corporation (the “Company”) Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 3, 2024, following the entry of a cease-and-desist order by the SEC against the Company’s former auditor, BF Borgers CPA PC (“BF Borgers”), the Company engaged a new independent registered public accounting firm, GBQ Partners LLC (“GBQ”), and commenced the re-audit of our consolidated financial statements for the years ended December 31, 2023 and 2022, which had previously been audited by BF Borgers. As a result of the to date findings from the in-process re-audits and based on discussion between the audit committee of the board of directors of the Company, management and GBQ, the Company concluded that the Company’s previously issued financial statements and interim periods as of and within the years ended December 31, 2023 and 2022 (collectively the “Previously Issued Financial Statements”) require restatement and can no longer be relied upon. It is expected that the restatement of the consolidated financial statements for the annual periods referred to above will result in a material increase in net loss, material decrease in total assets, material increase in total liabilities and material decrease in stockholders’ equity in 2022 and 2023.

The accounting errors impacting our Previously Issued Financial Statements currently include (i) the lease transactions whereby the Company sold heavy machinery and equipment to a third-party lessor and leased back the heavy machinery and equipment as finance leases. The company has determined these lease transactions would be classified as a failed sale-leaseback transaction and accounted for as financing obligations as the Company has the option to repurchase the assets at a fixed price at the end of the term; (ii) the Company added back the fixed assets associated with the lease transaction and continues to depreciate them over their useful lives; (iii) the investments in other companies were incorrectly held at cost and didn’t account for the subsequent earnings or losses in accordance with the equity method; (iv) correct the historical and subsequent accounting for debt obligations; (v) correcting historical fiscal 2023 stock compensation transactions; and (vi) correct the initial value recognized for one of the Company’s investments.

The Company anticipates filing the restatements of the Previously Issued Financial Statements as soon as reasonably practical in an amended annual report on Form 10-K/A for the period ended December 31, 2023.

Refer to the financial statements located at the F-pages which present the impact of the restatement of the Company’s previously reported consolidated balance sheet and consolidated stockholders’ equity (deficit) for the year ended December 31, 2023 and the statement of operations and statement of cashflow for the three and six months ended June 30, 2023.

Cash, Cash Equivalents and Restricted cash: Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities.

Restricted cash consist of U.S. government securities, corporate fixed income, and U.S. government securities that are held in trusts related to the Tax-Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of June 30, 2024 and December 31, 2023. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in current period earnings or loss.

The following table sets forth the total of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets.

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$554,416	$2,906,257
Restricted Cash	168,998,842	33,774,385
Total cash and restricted cash presented in the consolidated statement of cash flows	$169,553,258	$36,680,642

Related Party Policies: In accordance with FASB ASC 850 related parties are defined as either an executive, director or nominee, greater than 10% beneficial owner, and or immediate family member and affiliated businesses of any of the proceedings. Transactions with related parties are reviewed and approved by the directors of the Company, as per internal policies.

.

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

There was no impairment loss recognized during the period ending June 30, 2024, and the twelve months ended December 31, 2023. Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

Mine Development: Costs of developing new coal mines, including asset retirement obligation assets, are capitalized and amortized using the units-of-production method over estimated coal deposits or proven reserves. Costs incurred for the development and expansion of existing reserves are expensed as incurred.

Cost of Goods Sold and Gross Profit: Cost of Goods Sold for coal mined and processed include direct labor, materials and utilities. Activities related to metal recovery are inherent in both direct coal labor and overhead labor and do not require additional variable costs.

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

The table below reflects the changes to our ARO as of June 30, 2024 and  December 31, 2023:

	June 30, 2024	December 31, 2023
Beginning Balance	$20,295,634	$20,295,634
Accretion	1,489,746	993,165
Ending Balance	$21,785,380	$21,288,799

Accretion expense amounted to $248,292 and $496,584 for the three and six months ended June 30, 2023, respectively.

Accretion expense amounted to $248,291 and $496,582 for the three and six months ended June 30, 2024, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2024 and December 31, 2023, due to the uncertainty of our ability to realize future taxable income.

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

Note 4 presents the Company’s financial assets or liabilities measured at fair value as of June 30, 2024 and December 31, 2023. The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value at June 30, 2024 and December 31, 2023 due to their short-term nature.

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

Allowance for trade receivables as of June 30, 2024 and December 31, 2023 was 0 and $253,764 with a full allowance recognized at both balance sheet dates. The allowance for note receivables was $0 and $368,500 as of June 30, 2024 and December 31, 2023. The note receivable has collateral in certain mining permits which are strategic to our subsidiary, Knott County Coal (KCC). The timing of payment on the note is uncertain resulting in a full allowance for the note.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2024 and December 31, 2023, property and equipment were comprised of the following:

	June 30,	December 31,
	2024	2023
Surface	$2,577,400	$2,577,400
Underground	8,625,574	8,625,574
Processing/Loadout	12,081,045	12,081,045
Coal Refuse Storage	12,134,192	12,134,192
Building	54,202	54,202
Land	1,617,435	1,617,435
Acquired Mining Rights	484,907	484,907
Rare Earth Processing	96,107	96,107
Construction in Progress	4,685,913	4,043,787
	$42,356,775	$41,714,649

The following represents accumulated depreciation on the property and equipment categories:

	June 30,	December 31,
	2024	2023
Surface	$(2,274,362)	$(2,199,073)
Underground	(7,114,887)	(6,697,617)
Processing/Loadout	(6,764,314)	(6,197,840)
Coal Refuse Storage	(6,788,914)	(6,187,819)
Building	(2,710)	(903)
Land	-	-
Acquired Mining Rights	(161,741)	(146,136)
Rare Earth Processing	(58,856)	(50,137)
Construction in Progress	-	-
	$(23,165,784)	$(21,479,525)

Depreciation and amortization expense amounted to $831,130 and $1,692,929 for the three and six months ended June 30, 2024. Depreciation and amortization expense amounted to $901,733 and $1,818,413 for the three and six months ended June 30, 2023.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mine Development	5-10 years
Coal Refuse Storage	10 years

NOTE 3 – INVESTMENTS IN TRADING SECURITIES

Investments in trading securities consist of U.S. government and agency securities and fixed income funds that are held in trusts related to the Company’s tax-exempt bonds. These investments are classified as restricted cash on the accompanying balance sheets. These securities are classified as trading securities and, accordingly, the unrealized gains and losses are recorded in current period earnings or loss.

The Company’s investments in available-for-sale marketable securities are as follows:

June 30, 2024

		Gross
		Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

U.S. government and agency bonds	$-	$-	$-	$-	$-
Fixed income funds	251,008	-	(166)	-	250,842
Total	$251,008	$-	$(166)	$-	$250,842

December 31, 2023

		Gross
		Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

U.S. government and agency bonds	$-	$-	$-	$-	$-
Fixed income funds	1,342,417	5,491	-	-	1,347,908
Total	$1,342,417	$5,491	$-	$-	$1,347,908

There were no investments with unrealized losses that have been owned for more than or less than a year.

The debt securities outstanding at June 30, 2024 have maturity dates ranging from the second quarter of 2024 through the second quarter of 2025.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial instruments that were measured at fair value:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. government and agency bonds	$-	$-	$-	$-
Fixed income funds	250,842	250,842	-	-
Total	$250,842	$250,842	$-	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. government and agency bonds	$-	$-	$-	$-
Fixed income funds	1,347,908	1,347,908	-	-
Total	$1,347,908	$1,347,908	$-	$-

NOTE 5 – RIGHT OF USE ASSETS AND LEASES

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $8,736 per month in rent for the office space and the rental lease expires December 2031.

We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 and pay $1,702 per month rent and the rental lease expires January 1, 2030.

The components of lease expense included on the Company’s statements of operations were as follows”

		For the Six Months Ended June 30,
	Expense Classification	2024	2023
Operating lease expense:
Amortization of ROU asset	General and administrative	$27,126	$50,122
Accretion of Operating lease liability	General and administrative	37,629	65,753
Total operating lease expense		$64,755	$92,501

Other information related to leases is as follows:

	As of March 31,	As of December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases (in years)	8.00	7.75
Weighted-average discount rate:
Operating leases	11.00%	11.00%

The future minimum lease payments required under leases as of June 30, 2024 were as follows:

Fiscal Year	Operating Leases
Remainder of 2024	63,936
2025	129,440
2026	132,170
2027	134,965
2028	137,834
Thereafter	385,335
Undiscounted cash flows	983,680
Less imputed interest	(314,430)
Present value of lease liabilities	$669,250

NOTE 6 - RELATED PARTY TRANSACTIONS

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, LRR, owned by members of the Company’s management. LRR leases various parcels of land to QEI and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity. As of June 30, 2024 and December 31, 2023, amounts owed to LRR totaled $0 and $509,130, respectively.

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 12.5% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. For the three and six months ended June 30, 2024, the amounts incurred under the agreement amounted to $1,166,689 and $2,311,032 and for the three and six months ended June 30, 2023, the amounts incurred were $971,385 and $1,930,403. The amount paid for the three and six months ended June 30, 2024 amounted to $1,708,577 and $2,752,755 and for the three and six months ended June 30, 2023 $1,383,760 and $3,579,800. As of June 30, 2024 and 2023, the amount due under the agreement amounted to $2,254,457 and $2,850,226.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of June 30, 2024 and December 31, 2023, there is no market for the LBX Token and therefore no value has been assigned.

On June 11, 2020 the Company purchased $1,494,570 of secured debt including accrued interest that had been owed to that party, by an operating subsidiary of a related party. As a result of the transaction, the Company is now the creditor on the four notes. The first note in the amount of $75,000 is dated June 28, 2013, carries an interest rate of 12% and was due on June 28, 2015. The second note in the amount of $150,000 is dated June 28, 2013, carries an interest rate of 12% and was due June 28, 2015. The third note in the amount of $199,500 is dated March 18, 2014, carries an interest rate of 4% and was due on March 18, 2016. The fourth note in the amount of $1,070,570 is dated March 18, 2014, carries an interest rate of 4% and was due on March 18, 2016. The notes are in default and have been fully impaired due to collectability uncertainty.

NOTE 7 - INVESTMENTS IN OTHER ENTITIES - RELATED PARTIES

The Company accounts for its investments and membership interest in other entities under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.

Royalty Management Co.

During January 2021, the company invested $2,250,000 for 50% ownership and became the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is the primary beneficiary, therefore AOV has been consolidated into the Company’s financial statement. As such, AOV’s sole investment in Royalty Management Co (RMCO) will be accounted for using the equity method of accounting. The sole investment was initially in American Acquisition Opportunity Inc (AMAO) a SPAC that closed its reverse merger with RMCO effective October 31, 2023. The Company recognizes the earnings or losses on a three-month lag to ensure consistency and timely filling of the Company’s financial statements. As of June 30, 2024 December 31, 2023, the Company held 3,076,500 shares of Class A common stock in RMCO.

Novusterra, Inc.

On March 31, 2021, the Company entered into a Graphene Development Agreement with Novusterra, Inc (Novusterra), a related party, that provided a nonexclusive sublicense for fifty percent (50%) of the operating profits from Novustera’s Graphene manufacturing and marketing business activity. As part of the agreement, Novusterra’s Chairman of the Board of Directors at the time was replaced by the Company’s Mark Jensen, Chief Executive Officer and Chairman of the Board of Directors.

On August 30, 2022, we entered into a purchase agreement to sell the exclusive rights of the patent patents included in the Graphene Development Agreement for 4,000,000 common shares of Novusterra with a fair market value of $1,784,000 in stock of Novusterra. As part of the sale of the exclusive rights to the patents, Andrew Weeraratne resigned as director and CEO of Novusterra and Gregory Jensen, the Company’s general counsel, joined Novusterra as CEO and Director and Mark Jensen resigned as Chairman of the Board of Directors. Pursuant to the purchase agreement, Novusterra is no longer obligated to pay the Company fifty percent (50%) of the operating profits from their Graphene manufacturing and marketing business. However, Novusterra is still obligated to pay the Company ten percent (10%) of all revenue from the exclusive sublicense with Kenai Defense Company, LLC and for the Department of Defense under the contract that was transferred from the Company to Novusterra. Any subsequent contracts entered into by Novusterra with Kenai Defense Company, LLC and for the Department of Defense will have no future revenue allocations to the Company.

It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra has been accounted for using the equity method of accounting.

Effective March 6, 2024, the Company issued a special dividend to all stockholders on record of 91% of the Company’s ownership in Novusterra, Inc. resulting in the Company to receive 9% of future cash flows and holding 360,000 common shares of Novusterra, Inc. Due to the Company new ownership in Novusterra, Inc. the investment is accounted for using the cost method of accounting.

FUB Mineral LLC

On October 1, 2021, the Company contributed $250,000 for a 23% ownership in FUB Mineral LLC (FUB). Simultaneously the Company issued a promissory note FUB for $350,000, this note was fully repaid as of April 15, 2022. On February 2, 2022, the Company issued a new promissory note for $535,000 to FUB with an interest rate of 10% and maturity date of February 1, 2023, which has been extended by the Company through the end of August 2024. As of June 30, 2024 and December 31, 2023, the Company had a note receivable balance of $379,022 and $379,022, respectively.

NOTE 8 - NOTES & BONDS PAYABLE

Notes Payable

On September 25, 2017, the Company entered into an equipment purchase agreement, which carries 0% interest with an unaffiliated entity (“September 2017 Note”) to purchase certain underground mining equipment for $350,000. The agreement provided monthly payments of $20,000 until the balance is paid in full. The note matured on September 25, 2019 and is secured by the equipment purchased with the note. As of June 30, 2024 and December 31, 2023, the note is in default. As of both June 30, 2024 and December 31, 2023, the principal balance was $181,736.

On April 20, 2022, the Company entered into a non-negotiable, secured promissory note agreement (“April 2022 Note”) with an unrelated party in the amount of $63,000. The note agreement shall accrue interest from the date of the agreement at a rate of 7% and the note agreement shall be repaid in full with principal and accrued interest on March 31, 2023. As of June 30, 2024 and December 31, 2023, the note was in default. As of June 30, 2024 and December 31, 2023, the principal balance was $63,000 and $63,000, respectively and the accrued interest balance was $10,303 and $337,500, respectively. For the six months ended June 30, 2024 and 2023, the interest expense was $2,522 and 2,338, respectively.

On June 3, 2022, the Company entered into a promissory note agreement (“June 2022 Note”) with an unrelated party in the amount of $2,500,000. The note carried an interest rate of 5% and had a maturity date of May 27, 2023. As of June 30, 2024 and December 31, 2023, the loan was in default. As of June 30, 2024 and December 31, 2023, the principal balance was $547,449 and $547,449, respectively and the accrued interest balance was $102,113 and $88,427, respectively. For the six months ended June 30, 2024, and June 30, 2023, the interest expense was $13,686 and 13,686 respectively.

	June 30,	December 31,
	2024	2023

September 2017 Note	$181,736	$181,736
December 2017 Note	12,472	12,472
April 2022 Note	63,000	63,000
June 2022 Note	547,448	547,448
Total notes payable	804,656	804,656

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

The Tax-Exempt Bonds bear interest of 4% and have a final maturity of March 28, 2044.

	June 30,	December 31,
	2024	2023

Tax Exempt Bonds ($45 million face value)	$45,000,000	$45,000,000
Tax Exempt Bonds ($150 million face value)	150,000,000	-
Debt issuance costs and debt discount	(1,691,323)	(1,464,841)
Bonds payable	193,308,677	43,535,159
Less: current portion	-	-
Bonds payable, net	$193,308,677	$43,535,159

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2024, the company issued 902,419 shares of common stock upon exercise of warrants.

During the six months ended June 30, 2024, the company issued 138,000 shares of common stock upon the exercise of 148,000 options at an exercise price of $1.05 a share.

During the six months ended June 30, 2024, the company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $1.20 a share.

During the six months ended June 30, 2024, the company issued 102,500 shares of common stock in relation to consulting services.

During the six months ended June 30, 2023, the remaining amounts of the convertible notes in the amount of $9,787,423 was converted into 9,420,230 common shares.

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

Total stock-based compensation expense for grants to officers, employees and consultants was $1,763,253 and $1,370,688 for the six months ended June 30, 2024, and 2023, respectively, which was charged to general and administrative expense.

As of June 30, 2024, the company has $7,022,422 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately five years.

The following table summarizes the activity of our stock options for the six months ended June 30, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2023	9,626,770	$1.571	5.39	$1,035,181
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding – June 30, 2024	9,626,770	$1.571	5.39	$1,035,181
Exercisable (Vested) – June 30, 2024	4,876,840	$1.558	4.25	$402,881

NOTE 10 - CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after June 30, 2024, the date of our most recent balance sheet, through the date our financial statements were issued.

On May 13, 2024, the Company issued a press releasing announcing an adjustment to the record date and distribution date of its previously announced special dividend of American Carbon Corporation to May 27, 2024 and June 11, 2024, respectively.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2024:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change

Revenue	$4,095	$2,000,689	(1,996,594)	$98,114	$10,869,145	(10,771,031)
Operating expenses (income)	6,233,513	9,350,482	(3,116,969)	12,732,096	21,135,068	(8,402,972)
Net loss from operations	(6,229,418)	(7,349,793)	1,120,375	(12,633,982)	(10,265,923)	(2,368,059)

Other income (expense)	(371,334)	(471,223)	99,889	(911,383)	(417,917)	(493,466)

Net loss	$(6,600,752)	$(7,821,016)	1,220,264	$(13,545,365)	$(10,683,840)	(2,861,525)

The following table summarizes the period over period changes in revenue generating operations for the three and six months ended June 30, 2024:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Revenue
Coal sales	$-	$1,675,815	(1,675,815)	$-	$10,399,001	(10,399,001)
Metal recovery and sales	4,095	33,817	(29,722)	33,447	54,425	(20,978)
Royalty income	-	291,057	(291,057)	64,667	415,719	(351,052)
Total revenue	$4,095	$2,000,689	(1,996,594)	$98,114	$10,869,145	(10,771,031)

Revenue decreased by $1,996,594 for the three months ended June 30, 2024 compared to 2023. The primary driver of the decrease was a reduction of $1,675,815 in coal sales for the three months ended June 30, 2024 as compared to 2023. Decreases in metal recovery sales and royalty income of $29,722 and $291,057, respectively, also contributed to the overall decrease in revenue for the three months ended June 30, 2024 compared to 2023.

Revenue decreased by $10,771,031 for the six months ended June 30, 2024 compared to 2023. The primary driver of the decrease was a reduction of $10,339,001 in coal sales for the three months ended June 30, 2024 as compared to 2023. Decreases in metal recovery sales and royalty income of $20,978 and $351,052 also contributed to the overall decrease in revenue for the three months ended June 30, 2024 compared to 2023.

The following table summarizes the period over period changes in operating expenses (income) for the three and six months ended June 30, 2024:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses (income)
Cost of coal sales and processing	$507,596	$3,734,686	(3,227,090)	$1,197,775	$5,906,680	(4,708,905)
Accretion	248,291	248,292	(1)	496,582	496,584	(2)
Depreciation	519,445	590,048	(70,603)	1,069,559	1,195,043	(125,484)
Amortization of mining rights	311,685	311,685	-	623,370	623,370	-
General and administrative	2,888,344	1,625,796	1,262,548	5,248,281	2,949,438	2,298,843
Professional fees	390,370	346,477	43,893	1,141,392	639,732	501,660
Production taxes and royalties	169,680	583,754	(414,074)	447,093	1,593,683	(1,146,590)
Development	1,198,102	2,959,744	(1,761,642)	2,908,044	8,780,538	(5,872,494)
Gain on sale of equipment	-	(1,050,000)	1,050,000	(400,000)	(1,050,000)	650,000
Total operating expenses	$6,233,513	$9,350,482	(3,116,969)	$12,732,096	$21,135,068	(8,402,972)

For the three months ended June 30, 2024, total operating expenses decreased by $3,116,969, from $9,350,482 in 2023 to $6,233,513 in 2024. The cost of coal sales and processing saw the largest drop, decreasing by $3,227,090. Depreciation and production taxes and royalties also decreased by $70,603 and $414,074, respectively, while development expenses decreased by $1,761,642. Conversely, general and administrative expenses increased by $1,262,548, and professional fees increased by $43,893. The gain on the sale of equipment, which contributed $1,050,000 in 2023, was absent in 2024, further impacting overall expenses. Amortization of mining rights and accretion remained unchanged.

For the six months ended June 30, 2024, total operating expenses decreased by $8,402,972, from $21,135,068 in 2023 to $12,732,096 in 2024. The cost of coal sales and processing experienced the most substantial decline, decreasing by $4,708,905. Development expenses also dropped significantly by $5,872,494, and production taxes and royalties decreased by $1,146,590. Additionally, depreciation expense decreased by $125,484, while accretion and amortization of mining rights remained essentially unchanged. Offsetting these decreases, general and administrative expenses increased by $2,298,843, and professional fees also increased by $501,660. The gain on the sale of equipment decreased by $650,000, contributing to the overall reduction in expenses.

The following table summarizes the period over period changes in other income (expense) for the three and six months ended June 30, 2024:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Other income (expense)
Earnings from equity method investees	$(16,385)	$(430,244)	413,859	$(231,360)	$277,366	(508,726)
Other income and (expense)	60,490	260,000	(199,510)	173,005	353,000	(179,995)
Interest income	3,054	1,552	1,502	39,149	18,764	20,385
Interest expense	(418,493)	(302,531)	(115,962)	(892,177)	(1,067,047)	174,870
Total other income (expenses)	$(371,334)	$(471,223)	99,889	$(911,383)	$(417,917)	(493,466)

For the three months ended June 30, 2024, total other expenses decreased by $99,889, from $471,223 in 2023 to $371,334 in 2024. Earnings from equity method investees increased by $413,859, with a reduced loss of $16,385 compared to a loss of $430,244 in 2023. Other income (expense) declined by $199,510, from $260,000 in 2023 to $60,490 in 2024. Interest income increased by $1,502, while interest expense increased by $115,962, rising from $302,531 in 2023 to $418,493 in 2024.

For the six months ended June 30, 2024, total other expenses increased by $493,466, from $417,917 in 2023 to $911,383 in 2024. Earnings from equity method investees decreased significantly by $508,726, shifting from a gain of $277,366 in 2023 to a loss of $231,360 in 2024. Other income and expenses decreased by $179,995, from $353,000 in 2023 to $173,005 in 2024. Interest income increased by $20,385, while interest expenses decreased by $174,870, from $1,067,047 in 2023 to $892,177 in 2024.

Liquidity and Capital Resources

As of June 30, 2024, our available cash was $169,553,258. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, or from other sources, such as asset sales. We do not have any credit lines currently available to fund our liquidity requirements, and currently there is uncertainty regarding our ability to execute the above strategy.

Cash Flows from Operating Activities

Cash used in operating activities was $13,217,548 for the six months ended June 30, 2024, which consists of a net loss of $13,545,365, offset by adjustments to reconcile net loss to net cash of $4,009,139 and a change in our net operating assets and liabilities of $3,681,322, which is further broken down into decreases in inventories of $1,975,812, accounts payable of $1,852,196 and operating lease liabilities of $25,217, partially offset by increases in prepaid expenses of $1,651, accrued interest of $27,781, and accounts payable – related party of $142,471.

Cash used in operating activities was $10,566,067 for the six months ended June 30, 2023, which consists of a net loss of $10,683,840 partially offset by adjustments to reconcile net loss to net cash of $2,416,904 and a change in our net operating assets and liabilities of $2,299,131, which is further broken down into decreases in inventories of 264,536, prepaid expenses of $1,019,982, accounts payable – related party of $1,733,216 and operating lease liabilities of $48,514, partially offset by increases in accounts receivable of $425,526, accounts payable of $321,661, and accrued interest of $19,930.

Cash Flows from Investing Activities

Cash used in investing activities was $248,796 for the six months ended June 30, 2024, which consisted of purchases of property and equipment for $648,796 offset by proceeds received from the sale of equipment for $400,000.

Cash provided by investing activities was $311,690 for the six months ended June 30, 2024, which consisted of purchases of property and equipment for $738,310 offset by proceeds received from the sale of equipment for $1,050,000.

Cash Flows from Financing Activities

Cash provided by financing activities was $146,338,960 for the six months ended June 30, 2024, which consisted of cash received from warrant conversions in the amount of $32,339, proceeds from the exercise of stock options of $156,900, proceeds from tax exempt bonds of $149,719,203, and proceeds received from other financing obligations of $95,592, partially offset by the repayment of other financing obligations in the amount of $3,665,074.

Cash provided by financing activities was $45,025,346 for the six months ended June 30, 2023, which consisted of repayment on long term debt of $1,098,821 and repayment on other financing obligations of $2,675,508, partially offset by proceeds from tax exempt bonds of $43,475,887 and proceeds received from other financing obligations of $5,323,788.

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

With respect to the period ending June 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2024, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2024 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: August 19, 2024	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

