Form 10-Q
period 2024-09-30
American Resources Corp
filed 2024-11-19
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of November 14, 2024, the registrant had 77,421,255 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(As filed)		(Restated)
	September 30,	December 31,		December 31,
	2024	2023	Adjustments	2023
Assets
Current assets:
Cash and cash equivalents	$840,330	$2,666,638	(1,066,385)	$1,600,253
Short-term investments held in trust account - restricted	-	30,297,204	(28,949,297)	1,347,907
Short-term investments	151,326	-	-	-
Due from related party	741,243	-	741,243	741,243
Interest receivable	85,991	-	-	-
Inventories	2,029,812	54,000	-	54,000
Prepaid expenses and other current assets	1,866,001	1,867,651	-	1,867,651
Total current assets	5,714,703	34,885,493	(29,274,439)	5,611,054

Restricted cash	160,811,402	6,798,029	22,476,356	29,274,385
Restricted investment	4,500,000	-	4,500,000	4,500,000
Property and equipment, net	17,489,780	15,337,004	4,898,120	20,235,124
Operating - right-of-use assets, net	734,786	18,276,913	(17,479,711)	797,202
Operating - right-of-use assets, net - related party	1,817,073	-	-	89,419
Finance – right-of-use asset, net – related party	19,533,801	-	-	-
Investment in other entities - related parties	1,719,308	18,780,000	(15,302,700)	3,477,300
Notes receivable, net	280,000	99,022	280,000	379,022
Total assets	$211,600,853	$94,176,461	(29,812,955)	$64,363,506
Liabilities And Equity
Current liabilities:
Trade payables	$5,039,002	$6,709,224	(68,099)	$6,641,125
Non-trade payables	2,653,638	2,607,942	53,157	2,661,099
Accounts payable - related party	5,711,005	2,371,697	1,020,613	3,392,310
Accrued interest	514,844	512,558	(44,424)	468,134
Other current liabilities	147,055	200,000	(100,000)	100,000
Current portion of long-term debt	804,656	804,656	-	804,656
Operating lease liabilities, current	87,898	57,663	19,993	77,656
Operating lease liabilities, current - related party	590,047	-	-	11,138
Finance lease, current - related party	1,437,985	-	-	-
Other financing obligations, current	7,620,971	4,806,822	2,585,919	7,392,741
Total current liabilities	24,607,101	18,070,562	3,478,297	21,548,859

Remediation liability	22,033,677	21,288,799	-	21,288,799
Bond payable, net	193,337,587	44,152,500	(617,341)	43,535,159
Convertible promissory note - related party	894,172	-	-	-
Other financing obligations, net of current portion	4,405,239	7,514,848	2,584,947	10,099,795
Finance lease, non-current - related party	18,528,012	-	-	-
Operating lease liabilities, non-current	703,899	495,611	275,572	771,183
Operating lease liabilities, non-current - related party	1,476,182	-	-	78,280
Total liabilities	$265,985,869	$91,522,320	5,799,755	$97,322,075

Commitments and contingencies (Note 11)

Stockholders' deficit:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 77,400,289 and 76,247,370 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7,742	7,627	-	7,627
Additional paid-in capital	182,761,566	178,910,546	2,368,215	181,278,761
Accumulated deficit	(234,599,584)	(178,694,329)	(34,076,776)	(212,771,105)
Total stockholders' deficit	(51,830,276)	223,844	(31,708,561)	(31,484,717)
Non-controlling interest	(1,554,740)	-	(1,473,852)	(1,473,852)
Total equity	(53,385,016)	223,844	(33,182,413)	(32,958,569)
Total liabilities and stockholders' deficit	$212,600,853	91,746,164	(27,382,658)	$64,363,506

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
		(As filed)		(Restated)		(As filed)
	2024	2023	Adjustments	2023	2024	2023	Adjustments	2023
Revenue
Coal sales	$-	$5,721,840	-	$5,721,840	$-	$16,120,841	-	$16,120,841
Metal recovery and sales	154,055	5,723	(1)	5,722	187,502	60,148	(1)	60,147
Royalty income	81,388	100,963	(20,000)	80,963	146,055	496,682	-	496,682
Total revenue	235,443	5,828,526	(20,001)	5,808,525	333,557	16,677,671	(1)	16,677,670

Operating expenses (income)
Coal production and holdings costs	1,784,863	286,330	1,797,730	2,084,060	2,982,638	6,562,425	2,079,214	8,641,639
Accretion	248,295	248,291	(2)	248,289	744,877	744,873	-	744,873
Depreciation	584,083	9,218	572,983	582,201	1,653,642	31,036	1,746,208	1,777,244
Amortization of mining rights	302,103	311,685	(0)	311,685	925,473	929,229	5,826	935,055
General and administrative	3,936,598	1,299,303	420,449	1,719,752	7,937,647	3,755,386	913,804	4,669,190
Professional fees	682,525	359,411	-	359,411	1,823,917	999,143	-	999,143
Production taxes and royalties	876,503	891,180	235,539	1,126,719	1,323,596	2,369,640	350,762	2,720,402
Development	78,809	1,331,118	470,494	1,801,612	2,996,853	9,859,609	722,541	10,582,150
Gain on sale of equipment	-	-	(575,000)	(575,000)	(400,000)	-	(1,625,000)	(1,625,000)
Total operating expenses	8,493,779	4,736,536	2,922,193	7,658,729	19,988,643	25,251,341	4,193,355	29,444,696

Net loss from operations	(8,258,336)	1,091,990	(2,942,194)	(1,850,204)	(19,655,086)	(8,573,670)	(4,193,356)	(12,767,026)

Other income (expense)
Earnings from equity method investees	(164,845)	-	(237,726)	(237,726)	(396,205)	-	39,640	39,640
Other income and (expense)	(32,101)	150,000	-	150,000	140,904	503,000	-	503,000
Gain on sales of assets	-	2,538,576	(2,538,576)	-	-	8,475,468	(8,475,468)
Interest income	7,527	2,831	-	2,831	110,916	21,595	-	21,595
Interest expense	(774,478)	(299,762)	(221,677)	(521,439)	(2,109,896)	(1,043,551)	(544,935)	(1,588,486)
Total other income (expenses)	(963,897)	2,391,645	(2,997,979)	(606,334)	(2,254,281)	7,956,512	(8,980,763)	(1,024,251)

Net loss	(9,222,233)	3,483,635	(5,940,173)	(2,456,538)	(21,909,367)	(617,158)	(13,174,119)	(13,791,277)
Less: Non-controlling interest	15,465	-	95,710	95,710	80,888	-	(79,945)	(79,945)
Net loss attributable to AREC shareholders	$(9,206,768)	$3,483,635	(5,844,463)	$(2,360,828)	$(21,828,479)	$(617,158)	(13,254,064)	$(13,871,222)

Net loss per share - basic and diluted	$(0.12)	$0.05	$(0.09)	$(0.03)	$(0.28)	$(0.01)	$(0.18)	$(0.18)

Weighted average shares outstanding - basic and diluted	77,400,289	76,245,984	-	76,245,984	77,222,990	75,144,374	-	75,144,374

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS of SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

			(As filed)		(Restated)
	Common Stock		Additional		Additional	(As filed)		(Restated)		Non-
	Par Value Shares	Amount	Paid-in Capital	Adjustments	Paid-in Capital	Accumulated Deficit	Adjustments	Accumulated Deficit	Total Deficit	controlling interest	Total Deficit
Balance as of December 31, 2022	66,777,620	$6,680	$167,517,259	582,378	$168,099,637	$(167,239,243)	(19,524,441)	$(186,763,684)	$(18,657,367)	(1,276,297)	(19,933,664)
Issuance of common shares for convertible debt conversion	9,420,730	942	9,786,481	-	9,786,481	-	-	-	9,787,423	-	9,787,423
Stock compensation – options	-	-	376,573	253,304	629,877	-	-	-	629,877	-	629,877
Net loss	-	-	-	-	-	(3,100,869)	(129,530)	(3,230,399)	(3,230,399)	367,575	(2,862,824)
Balance as of March 31, 2023	76,198,350	$7,622	$177,680,313	835,682	$178,515,995	$(170,340,112)	(19,653,971)	$(189,994,083)	$(11,470,466)	(908,722)	(12,379,188)
Stock compensation - options	-	-	376,573	364,238	740,811	-	-	-	740,811	-	740,811
Recapture expenses for bond issuance	-	-	-	-	-	4,011,025	(4,011,025)	-	-	-	-
Net loss	-	-	-	-	-	(999,925)	(7,280,070)	(8,279,995)	(8,279,995)	(191,920)	(8,471,915)
Balance as of June 30, 2023	76,198,350	$7,622	$178,056,886	1,199,920	$179,256,806	$(167,329,012)	(30,945,066)	$(198,274,078)	$(19,009,650)	$(1,100,642)	$(20,110,292)
Stock compensation - options	-	-	376,573	469,506	846,079	-	-	-	846,079	-	846,079
Issuance of common shares for consulting services	49,020	5	99,995	-	99,995	-	-	-	100,000	-	100,000
Issuance of common shares for warrant conversion	-	-	519	(519)	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	3,483,635	(5,844,463)	(2,360,828)	(2,360,828)	(95,710)	(2,456,538)
Balance as of September 30, 2023	76,247,370	$7,627	178,533,973	1,668,907	$180,202,880	$(163,845,377)	(36,789,529)	$(200,634,906)	$(20,424,399)	$(1,196,352)	$(21,620,751)

			(As filed)		(Restated)
	Common Stock		Additional		Additional	(As filed)		(Restated)		Non-
	Par Value Shares	Amount	Paid-in Capital	Adjustments	Paid-in Capital	Accumulated Deficit	Adjustments	Accumulated Deficit	Total Deficit	controlling interest	Total Deficit
Balance as of December 31, 2023	76,247,370	$7,627	$178,910,546	2,368,215	$181,278,761	$(212,517,637)	(253,468)	$(212,771,105)	$(31,484,717)	(1,473,852)	(32,958,569)
Exercise of cashless warrants	871,620	87	(87)	-	(87)	-	-	-	-	-	-
Exercise of stock options	148,000	15	156,885	-	156,885	-	-	-	156,900	-	156,900
Issuance of common shares for consulting services	30,000	3	43,797	-	43,797	-	-	-	43,800	-	43,800
Stock compensation - options	-	-	560,933	328,240	889,173	-	-	-	889,173	-	889,173
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	(14,560,000)	13,198,212	(1,361,788)	-	-	-	(1,361,788)	-	(1,361,788)
Net loss	-	-	-	-	-	(6,225,932)	615,811	(5,610,121)	(5,610,121)	(79,760)	(5,689,881)
Balance as of March 31, 2024	77,296,990	$7,732	$165,112,074	15,894,667	$181,006,741	$(218,743,569)	362,343	$(218,381,226)	$(37,366,753)	$(1,553,612)	$(38,920,365)
Exercise of warrants	30,799	3	32,336	-	32,336	-	-	-	32,339	-	32,339
Issuance of common shares for consulting services	72,500	7	99,768	-	99,768	-	-	-	99,775	-	99,775
Stock compensation – options	-	-	874,080	-	874,080	-	-	-	874,080	-	874,080
Net loss	-	-	-	-	-	(6,615,089)	(396,501)	(7,011,590)	(7,011,590)	14,337	(6,997,253)
Balance as of June 30, 2024	77,400,289	$7,742	$166,118,258	15,894,667	$182,012,925	$(225,358,658)	(34,158)	$(225,392,816)	$(43,372,149)	$(1,539,275)	$(44,911,424)
Stock compensation - options	-	-	748,641	-	748,641	-	-	-	748,641		748,641
Net loss	-	-		-	-	(9,206,768)	-	(9,206,768)	(9,206,768)	(15,465)	(9,222,233)
Balance as of September 30, 2024	77,400,289	$7,742	166,866,899	15,894,667	$182,761,566	$(234,565,426)	(34,158)	$(234,559,584)	$(51,830,276)	$(1,554,740)	$(53,385,016)

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
		(As filed)		(Restated)
	2024	2023	Adjustments	2023
Cash Flows from Operating activities:
Net loss	$(21,909,367)	$142,842	(13,934,119)	$(13,791,277)
Adjustments to reconcile net (loss) income to net cash
Depreciation expense	1,653,642	31,036	1,746,208	1,777,244
Amortization of mining rights	925,473	929,229	5,826	935,055
Accretion expense	744,877	744,873	-	744,873
Amortization of right-to-use asset - related party	252,592	-	-	-
Amortization of issuance costs and debt discount	83,225	-	33,870	33,870
Investment in other entities - related parties, net	396,204	-	(39,640)	(39,640)
Gain on sale of equipment	(400,000)	-	(1,625,000)	(1,625,000)
Warrant expense	-	519	(519)	-
Non-cash stock-based compensation expense	2,511,894	1,129,719	1,087,048	2,216,767
Issuance of common shares for services	143,575	99,995	5	100,000
Write-off of note receivables	99,022	-	-	-
Unrealized gain on short-term investments	4,973	-	-	-

Change in operating assets and liabilities:
Receivables	-	(4,490,073)	760,003	(3,730,070)
Interest receivable	(85,991)	-	-	-
Inventories	(1,975,812)	1,719,836	(3,439,672)	(1,719,836)
Prepaid expenses and other current assets	1,650	(1,131,066)	1	(1,131,065)
Accounts payable	(1,609,584)	(332,837)	2,182,369	1,849,532
Accrued interest	46,710	(35,996)	55,926	19,930
Accounts payable - related party	2,318,696	(1,750,436)	647,614	(1,102,822)
Due from related party	-	-	(647,614)	(647,614)
Operating leases assets and liabilities, net	5,375	-	1,880	1,880
Operating leases assets and liabilities, net- related party	428,761	-	-	-
Other liabilities	47,055	-	200,000	200,000
Cash used in operating activities	(16,317,031)	(5,860,724)	(10,047,449)	(15,908,173)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	166,229	(3,534,698)	3,250,908	(283,790)
Proceeds from sale of equipment	400,000	-	1,625,000	1,625,000
Proceeds from short-term investments, net	1,191,608	-	(703,593)	(703,593)
Purchase of investments, net	-	-	(4,500,000)	(4,500,000)
Cash used in investments	-	1,301,273	(1,301,273)	-
Cash provided by (used in) investing activities	1,757,837	(2,233,425)	(1,628,958)	(3,862,383)

Cash Flows from Financing activities:
Cash received from warrant conversions	32,339	-	-	-
Proceeds from convertible promissory note – related party	894,172	-	-	-
Repayment on long term debt	-	(1,112,852)	2	(1,112,850)
Proceeds from the exercise of stock option	156,900	-	-	-
Proceeds from tax exempt bonds, net	149,719,203	43,202,858	273,029	43,475,887
Proceeds received from other financing obligation	95,592	4,011,025	3,626,614	7,637,639
Repayments of other financing obligation	(5,561,918)	(1,116,969)	(3,212,217)	(4,329,186)
Cash provided by financing activities	145,336,288	44,984,062	687,428	45,671,490

Increase in cash	130,777,094	36,889,913	(10,988,979)	25,900,934
Cash and cash equivalents, including restricted cash, beginning of period	30,874,638	10,990,829	2,004,866	12,995,695
Cash and cash equivalents, including restricted cash, end of period	$161,651,732	$47,880,742	(8,984,113)	$38,896,629

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisition of assets through operating leases – related party	$1,897,736	$-	-	$-
Acquisition of assets through finance lease – related party	$19,786,394	$-	-	$-
Dividend-in-kind of Novustera, Inc. common stock to shareholders	$1,361,788	$-	-	$-

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries American Carbon Corp (ACC), Deane Mining, LLC (Deane), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC(KCC), Wyoming County Coal (WCC), Perry County Resources LLC (PCR), reElement Technologies LLC (RLMT), ReElement Marion LLC (RLM), Kentucky Lithium LLC (KYL), American Metals LLC (AM) , American Opportunity Venture II, LLC (AOV II), Advanced Carbon Materials LLC (ACM), and T.R. Mining & Equipment Ltd. (TR Mining). All significant intercompany accounts and transactions have been eliminated.

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

Effective February 5, 2024, the Company acquired a 51% interest in TR Properties & Equipment Ltd. (TR) for consideration consisting of a 6% interest in the Company’s subsidiary, American Carbon Corporation (ACC).  The Company’s investment in TR substantially consists of a single asset, mining rights.  Accordingly, the transaction does not meet the definition of a business under ASC Topic 805, Business Combinations, and therefore the Company will account for the transaction as an asset acquisition. In an asset acquisition, goodwill or a bargain purchase gain are not recognized, but rather, any difference between the consideration transferred and the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable assets acquired.  As of September 30, 2024, a preliminary allocation for this transaction has not been recorded as valuation procedures are pending with respect to the fair value of the assets acquired and consideration exchanged.

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The accompanying unaudited consolidated balance sheet as of September 30, 2024, unaudited consolidated statements of operations, changes in stockholders’ deficit and cash flows for the quarters ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-Q. The accompanying balance sheet as of December 31, 2023, has been derived from the audited balance sheet as of December 31, 2023, included in the Company’s Form 10-K referenced below. However, the amounts presented herein reflect adjustments identified during the preparation of these unaudited financial statements for the period ending September 30, 2024, which resulted in the restatement of the December 31, 2023, financial statements.

These restatements correct previously reported amounts and incorporates all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. The accompanying balance sheet does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the three months and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on April 15, 2024.

Business Combination Agreement

On June 28, 2024, American Metals LLC, an Indiana limited liability company (the “Metals LLC”) and a wholly owned subsidiary of American Resources Corporation, and Electrified Materials Corporation, a Delaware corporation (“Pubco”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with  AI Transportation Acquisition Corp., a Cayman Islands exempted company (together with its successors, “AITR”),  (iii) AITR Merger Sub 1 Corp, a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub 1”), (iv) AITR Merger Sub 2 Corp, a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub 2”), and (v) AITR, Pubco, Merger Sub 1, Merger Sub 2 and the Metals LLC are sometimes referred to herein individually as a “Party” and, collectively, as the “Parties.”

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

Following the Domestication, the Parties will effect a business combination transaction whereby (a) AITR will merge with and into Merger Sub 1, with AITR continuing as the surviving entity (“Merger 1”), as a result of which, (i) AITR shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of AITR immediately prior to the Closing Date shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco; (b) the Metals LLC will merge with and into Merger Sub 2, with the Metals LLC continuing as the surviving entity (“Merger 2”) as a result of which, (i) the Metals LLC shall become a wholly-owned subsidiary of Pubco; and (c) Pubco shall (i) acquire all of the issued and outstanding shares of common stock of the Metals LLC from its shareholders in exchange for shares of common stock of Pubco (the “Share Exchange”); and (d) Pubco will contribute its membership interest in the Metals LLC to AITR in exchange for shares of Pubco (the “Metals LLC Units Contribution” and, together with the Share Exchange, Merger 1, Merger 2, and the other transactions contemplated by the Business Combination Agreement, the “Transactions”), all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the applicable provisions of Delaware and Indiana law.

At the Closing Date, Pubco will issue and deliver to the shareholders of the Metals LLC an aggregate number of shares of common stock of Pubco (the “Pubco Common Stock”) with an aggregate value equal to One Hundred Million U.S. Dollars ($100,000,000) (the “Share Consideration”) plus the Closing Cash (defined as cash on the Metals LLC’s balance sheet as of immediately prior to Closing Date) minus Net Working Capital (as such term is defined in the  Business Combination Agreement) less the Closing Debt (defined as the indebtedness of the Metals LLC on the Closing Date, less: (i) indebtedness that, by its terms, converts automatically into equity and (ii) any Transaction expenses), with each share of Pubco Common Stock valued at $10.00. In addition to the Share Consideration, the Business Combination Agreement provides for the potential payment of up to $70,000,000 in earnout consideration (the “Earnout Consideration”) to be issued and delivered to the shareholders of the Metals LLC at the Closing Date as provided in the Business Combination Agreement provided certain revenue targets are satisfied. Each Metals LLC shareholder shall receive its pro rata share of the Share Consideration based on the number of equity units (the “Metals LLC Units”) of Metals LLC owned by it, divided by the total number of Metals LLC Units outstanding (such percentage being each such holder’s “Pro Rata Share”). Each holder of Metals LLC Units shall also be entitled to receive its Pro Rata Share of the Earnout Consideration.

As of the date of this filing, the business combination agreement has not effectively close and Metals LLC is included in the accompanying consolidated financial statement included herein for all periods disclosed.

Going Concern

The Company has evaluated whether there are any conditions and events considered in the aggregate, which raise substantial doubt about its ability to continue as a going concern within one year beyond the issuance date of these financial statements. Based on such evaluation and the Company’s current plans, which are subject to change, and the Company’s existing liquidity, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Restatement of December 31, 2023 and 2022 Financial Statements

As previously disclosed in the American Resources Corporation (the “Company”) Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 3, 2024, following the entry of a cease-and-desist order by the SEC against the Company’s former auditor, BF Borgers CPA PC (“BF Borgers”), the Company engaged a new independent registered public accounting firm, GBQ Partners LLC (“GBQ”), and commenced the re-audit of our consolidated financial statements for the years ended December 31, 2023 and 2022, which had previously been audited by BF Borgers. As a result of the re-audit and based on discussion between the audit committee of the board of directors of the Company, management and GBQ, the Company concluded that the Company’s previously issued financial statements and interim periods as of and within the years ended December 31, 2024, 2023 and 2022 (collectively the “Previously Issued Financial Statements”) require restatement and can no longer be relied upon. It is expected that the restatement of the consolidated financial statements for the annual period referred to above will result in a material increase in net loss, material decrease in total assets, material increase in total liabilities and material decrease in stockholders’ equity in 2022 and 2023.

The accounting errors impacting our Previously Issued Financial Statements currently include (i) the lease transactions whereby the Company sold heavy machinery and equipment to a third-party lessor and leased back the heavy machinery and equipment as finance leases. The company has determined these lease transactions would be classified as a failed sale-leaseback transaction and accounted for as financing obligations as the Company has the option to repurchase the assets at a fixed price at the end of the term; (ii) the Company added back the fixed assets associated with the lease transaction and continue to depreciate them over their useful lives; (iii) the investments in other companies were incorrectly held at cost and didn’t account for the subsequent earnings or losses in accordance with the equity method; (iv) correct the historical and subsequent accounting for debt obligations; (v) correcting historical fiscal 2023 stock compensation transactions; (vi) missing related party operating and finance leases for the interim periods ending March 31, 2024 and June 30, 2024; (vii) missing interest income related to notes receivable – related party; and (viii) missing capitalized assets previously expensed as incurred.

The Company anticipates filing the restatements of the Previously Issued Financial Statements as soon as reasonably practical in an amended annual report on Form 10-K/A for the period ended December 31, 2023.

Refer to the financial statements included herein which present the impact of the restatement of the Company’s previously reported consolidated balance sheet and consolidated stockholders’ deficit for the year ended December 31, 2023 and the statement of operations and statement of cashflow for the three and nine months ended June 30, 2023.

Cash, Cash Equivalents and Restricted cash: Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities.

Restricted cash and cash equivalents are held in trusts related to the Tax-Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of September 30, 2024 and December 31, 2023. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in the current period earnings or loss.

The following table sets forth the total of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets.

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$840,330	$1,600,253
Restricted Cash	160,811,402	29,274,385
Total cash and restricted cash presented in the consolidated statement of cash flows	$161,651,732	$30,874,638

Restricted Investments: Consist of U.S. government securities, corporate fixed income, and U.S. government securities that are held in trusts related to the Tax-Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of September 30, 2024 and December 31, 2023. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in the current period earnings or loss.

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

There was no impairment loss recognized during the period ending September 30, 2024, and the twelve months ended December 31, 2023. Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

Mine Development: Costs of developing new coal mines, including asset retirement obligation assets, are capitalized and amortized using the units-of-production method over estimated coal deposits or proven reserves. Costs incurred for the development and expansion of existing reserves are expensed as incurred.

Coal Production and Holdings Costs: Coal production and holdings costs for coal mined and processed include direct labor, materials and utilities. Activities related to metal recovery are inherent in both direct coal labor and overhead labor and do not require additional variable costs.

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

We assess our ARO at least annually and reflect revisions for permit changes, changes in our estimated reclamation costs and changes in the estimated timing of such costs. Management is currently in the process of assessing the ARO for the fiscal year and will include revisions if any during the fourth quarter of 2024.

The table below reflects the changes to our ARO for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023:

	September 30, 2024	December 31, 2023
Beginning Balance	$21,288,799	$20,295,634
Accretion	744,877	993,165
Ending Balance	$22,033,677	$21,288,799

Accretion expense amounted to $248,295 and $248,289 for the three months ending September 30, 2024 and 2023.

Accretion expense amounted to $744,877 and $744,873 for the nine months ending September 30, 2024 and 2023, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2024 and December 31, 2023, due to the uncertainty of our ability to realize future taxable income.

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

Note 4 presents the Company’s financial assets or liabilities measured at fair value as of September 30, 2024 and December 31, 2023. The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value at September 30, 2024 and December 31, 2023 due to their short-term nature.

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

Lease terms, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment and are based on the facts and circumstances related to the specific lease. Lease terms are generally based on their initial non-cancelable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history and business needs are considered to determine if a renewal option is reasonably certain to be exercised. The implicit rate in a lease agreement is used when it can be determined to value the lease obligation. Otherwise, the Company’s incremental borrowing rate, which is based on information available as of the lease commencement date, including applicable lease terms and the current economic environment, is used to determine the value of the lease obligation.

Allowance For Doubtful Accounts: The Company recognizes an allowance for losses on trade and other accounts receivable in an amount equal to the estimated probable losses net of recoveries. The current expected credit loss model requires the recognition of lifetime expected credit losses at each reporting date, considering past events, current conditions, and reasonable forecasts. In assessing the credit quality of our portfolio, management utilizes a provision matrix that classifies trade receivables by customer type and age of receivable. Government and education sector receivables carry a low risk, while a higher risk is attributed to the remaining receivables as their aging progresses. For receivables with questionable collectability, a specific reserve is assigned. The estimated credit losses are a reflection of these factors, with the matrix applying percentages to the receivables based on their risk profile, adjusted for current and expected future conditions.

Allowance for trade receivables as of September 30, 2024 and December 31, 2023 was $0 and $253,764, respectively. The allowance for note receivables was $99,022 and $368,500 as of September 30, 2024 and December 31, 2023. The note receivables has collateral in certain mining permits which are strategic to our subsidiary, Knott County Coal (KCC). The timing of payment on the note is uncertain resulting in a full allowance for the note.

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

NOTE 2 - PROPERTY AND EQUIPMENT

As of September 30, 2024 and December 31, 2023, property and equipment were comprised of the following:

	September 30,	December 31,
	2024	2023
Surface	$2,583,400	$2,577,400
Underground	8,625,574	8,625,574
Processing/Loadout	12,081,045	12,081,045
Coal Refuse Storage	12,134,192	12,134,192
Building	54,202	54,202
Land	1,617,435	1,617,435
Acquired Mining Rights	484,907	484,907
Rare Earth Processing	304,962	96,107
Construction in Progress	3,661,126	4,043,787
	41,546,843	41,714,649
Less accumulated depreciation and amortization	(24,057,063)	(21,479,525)
Property and equipment, net	$17,489,780	$20,235,124

Depreciation and amortization expense amounted to $886,186 and $2,579,115 for the three and nine months ended September 30, 2024. Depreciation and amortization expense amounted to $893,886 and $2,712,299 for the three and nine months ended September 30, 2023.

The estimated useful lives are as follows:

Processing and Rail Facilities	7-20 years
Surface Equipment	7 years
Underground Equipment	5 years
Mine Development	5-10 years
Coal Refuse Storage	10 years

NOTE 3 – INVESTMENTS IN TRADING SECURITIES

Investments in trading securities consist of U.S. government and agency securities and fixed income funds that are by the Company or held in trusts related to the Company’s tax-exempt bonds. These investments held by a trust related to the Company’s tax-exempt bonds are classified as restricted cash and cash equivalents and as restricted investment on the accompanying balance sheets. All other securities are classified as short-term investments on the accompanying balance sheet. The short-term investment securities are classified as trading securities and, accordingly, the unrealized gains and losses are recorded in current period earnings or loss.

The Company’s investments in available-for-sale marketable securities are as follows:

September 30, 2024
		Gross Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

Fixed income funds	$4,650,138	$1,188	$-	$-	$4,651,326

December 31, 2023
		Gross Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

Fixed income funds	$5,842,417	$5,490	$-	$-	$5,847,907

There were no investments with unrealized losses that have been owned for more than or less than a year.

The debt securities outstanding as of September 30, 2024 have maturity dates ranging from the fourth quarter of 2024 through the second quarter of 2025.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial instruments that were measured at fair value:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Fixed income funds	4,651,326	4,651,326	-	-
Total	$4,651,326	$4,651,326	$-	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Fixed income funds	5,847,907	5,847,907	-	-
Total	$5,847,907	$5,847,907	$-	$-

NOTE 5 – RIGHT OF USE ASSETS AND LEASES

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), operating lease liabilities, and operating lease liabilities, non-current. Finance leases are included in right-of-use assets, finance lease liabilities, and finance lease liabilities, non-current. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As substantially all of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. Incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease, which is recognized when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Our principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $8,954 per month in rent for the office space and the rental lease expires December 2032. The rent is subject to escalation payments on an annual basis.

We also rent office space from an affiliated entity, LRR, at 11000 Highway 7 South, Kite, Kentucky 41828 with monthly rent of $1,702 per month and a lease expiration of December 31, 2029.

During the year, the Company entered into related party operating and financing leases with Land Resources & Royalties (LRR) for real estate, facilities and equipment. The Company has three related party operating leases between American Metals and LRR that were entered into in January 2024, each with a term of 5 years and the option to automatically extend the related party operating leases for an additional year. These related party operating leases are located in Hazard, KY, Marion, IN and Tract LRR-102.101 lying on the waters of the West Fork of the White River and have a monthly rent of $263, $20,058 and $20,000, respectively. The related party operating lease located in Marion, IN is subject to escalating rent payments of 2.5% per year. The first nine months of rent for the three related party operating leases is deferred per the lease agreements and is due on the thirteenth month or January 1, 2025. As of September 30, 2024, $245,724 has been accrued and is included in accounts payable – related party.

The Company has one related party finance lease that was entered into in April 2024 and has a term of 30 years and the option to automatically extend the lease for an additional 10 years that the Company determined it is probable to execute the extension and thus is included in the ROU asset and lease liability consideration. The related party finance lease has monthly rent of $113,773 that increases 2.5% per year. The Company has not made any payments on the related party finance lease as of September 30, 2024 and has a balance of $708,860 due for deferred rent payments included in accounts payable – related party.

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	Expense Classification	2024	2023	2024	2023
Operating lease expense:
Amortization of ROU asset	General and administrative	$151,335	$76,205	$22,963	$24,731
Accretion of operating lease liability	General and administrative	243,545	62,546	149,796	21,520
Total operating lease expense		$394,880	$138,751	$172,759	$46,251

Finance lease expense:
Amortization of ROU asset	General and administrative	$252,594	$-	$252,594	$-
Interest on lease liabilities	Interest expense	888,463	-	808,463	-
Total finance lease expense		$1,141,057	$-	$1,061,057	$-

Other information related to leases is as follows:

	As of September 30,	As of December 31,
Operating leases:	2024	2023
Weighted-average remaining lease term:
Operating leases (in years)	4.88	7.89
Weighted-average discount rate:
Operating leases	10.00%	11.00%
Finance lease:
Finance lease (in years)	38.75	-
Weighted-average discount rate:
Finance lease	9.00%	-%

The future minimum lease payments required under leases for nine months ended September 30, 2024 were as follows:

	Operating	Finance
Fiscal Year	Leases	Leases	Total
2024, three months ended	$47,310	$355,852	$403,162
2025	1,045,340	1,446,731	2,492,071
2026	693,104	1,482,300	2,175,404
2027	704,330	1,518,757	2,223,087
2028	709,921	1,556,126	2,266,047
Thereafter	385,335	174,835,765	175,221,100
Indiscounted cash flows	3,585,341	90,243,336	93,828,677
Less imputed interest	(727,313)	(70,277,339)	(71,004,652)
Present value of lease liabilities	$2,858,028	19,965,997	$22,824,025

NOTE 6 - RELATED PARTY TRANSACTIONS

On February 13, 2020, the Company entered into a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The contract terms state that service costs are passed through to the Company with a 12.5% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. For the three and nine months ended September 30, 2024, the amounts incurred under the agreement amounted to $1,019,087 and $3,330,119 and for the three and nine months ended September 30, 2023, the amounts incurred were $1,269,115 and $3,199,519. The amount paid for the three and nine months ended September 30, 2024 amounted to $1,523,112 and $4,275,867 and for the three and nine months ended September 30, 2023 $1,373,000 and $4,952,800. As of September 30, 2024 and December 31, 2023, the amount due under the agreement amounted to $1,750,433 and $2,883,181.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of September 30, 2024 and December 31, 2023, there is no market for the LBX Token and therefore no value has been assigned.

On June 11, 2020 the Company purchased $1,494,570 of secured debt including accrued interest that had been owed to Samuel Coal Holding Corp., by its operating subsidiary Samuel Coal Corp. As a result of the transaction, the Company is now the creditor on the four notes. The first note in the amount of $75,000 is dated June 28, 2013, carries an interest rate of 12% and was due on June 28, 2015. The second note in the amount of $150,000 is dated June 28, 2013, carries an interest rate of 12% and was due June 28, 2015. The third note in the amount of $199,500 is dated March 18, 2014, carries an interest rate of 4% and was due on March 18, 2016. The fourth note in the amount of $465,500 is dated March 18, 2014, carries an interest rate of 4% and was due on March 18, 2016. The notes are in default and have been fully impaired due to collectability uncertainty.

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, Land Resources & Royalties, LLC (“LRR”), owned by members of the Company’s management. LRR leases various parcels of land to ACC and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity. As of September 30, 2024 and December 31, 2023, amounts owed to LRR totaled $894,172 and $509,129, respectively.

The Company was the sponsor of American Opportunity Ventures LLC (“AMAO”) a blank check company organized on January 20, 2021 and effectuated its business combination with Royalty Management Corporation (“RMCO”) on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation. The Company provided AMAO with money as needed for working capital needs. The advances from the Company are non-interest bearing and payable upon demand by the Company. The Company made cash advances to AMAO of $143,319 and $531,613 for the three and nine months ended September 30, 2023. No cash advances were made in 2024. As of September 30, 2024 and December 31, 2023, the Company had a balance of $741,243 due from RMCO.

In January 2024, American Metals, LLC, a subsidiary of the Company entered into three separate commercial lease agreements with LRR to rent office space and property located in Hazard, KY, Marion, IN and Fisher, IN. Refer to Note 5 for further information related to the related party operating leases.

On January 13, 2023, ReElement Technologies Corporation, a subsidiary of the Company, entered into a Line of Credit Agreement with LRR in the amount of $1,100,000 (the “Line of Credit”). Refer to Note 8 for further information on the convertible promissory notes.

On May 15, 2023, ReElement Technologies entered into a commercial lease agreement with LRR to rent property located in Marion, IN. Under the terms of the agreement, the Company is subject to monthly payments during the thirty (30) year lease term with an option to automatically extend the lease for ten (10) years. The Company anticipates extending the finance lease and has include the assumption in the Company’s accounting for the related party finance lease.

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

Royalty Management Co.

During January 2021, the company invested $2,250,000 for 50% ownership and became the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is the primary beneficiary, therefore AOV has been consolidated into the Company’s financial statement. As such, AOV’s sole investment in Royalty Management Co (RMCO) will be accounted for using the equity method of accounting. The sole investment was initially in American Acquisition Opportunity Inc (AMAO) a SPAC that closed its reverse merger with RMCO effective October 31, 2023. The Company recognizes the earnings or losses on a three-month lag to ensure consistency and timely filling of the Company’s financial statements. As of December 31, 2023 and September 30, 2024 the Company held 3,076,500 shares of Class A common stock in RMCO.

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

As of September 30, 2024 and December 31, 2023, the carrying value of the investment was $0 and $1,598,480.

FUB Mineral LLC

On October 1, 2021, the Company contributed $250,000 for a 23% ownership in FUB Mineral LLC (FUB). Simultaneously the Company issued a promissory note FUB for $350,000, this note was fully repaid as of April 15, 2022. On February 2, 2022, the Company issued a new promissory note for $535,000 to FUB with an interest rate of 10% and maturity date of February 1, 2023, which has been extended by the Company through the end of August 2024. As of September 30, 2024 and December 31, 2023, the Company had a note receivable balance of $0 and $99,022, respectively. The Company recorded an allowance for the full remaining balance of the note receivable as it was doubtful to receive payment as of September 30, 2024.

Advanced Magnet Lab, Inc

On December 21, 2022 the Company issued a convertible promissory note to Advanced Magnet, Inc. (“AML”) for $2a 10,000 with 10% interest rate that compounds monthly. The Company’s Chief Executive Officer is a director of AML The convertible promissory note may be prepaid at any time. The Company has the option to convert the principal amounts of the convertible promissory note at a share price of $1.50 per share. As of September 30, 2024 and December 31, 2023, the Company had a note receivable balance of $280,000.

NOTE 8 - NOTES & BONDS PAYABLE

Notes Payable

On September 25, 2017, the Company entered into an equipment purchase agreement, which carries 0% interest with an unaffiliated entity (“September 2017 Note”) to purchase certain underground mining equipment for $350,000. The agreement provided monthly payments of $20,000 until the balance is paid in full. The note matured on September 25, 2019 and is secured by the equipment purchased with the note. As of September 30, 2024 and December 31, 2023, the note is in default. As of both September 30, 2024 and December 31, 2023, the principal balance was $181,736.

On December 7, 2017, the Company entered into an equipment financing agreement, which carries 0% interest with an unaffiliated entity (“December 2017 Note”), to purchase certain surface equipment for $56,900. The note matured on January 1, 2021, and is secured by the equipment purchased with the note. As of September 30, 2024 and December 31, 2023, the note is in default. As of both September 30, 2024 and December 31, 2023, the principal balance was $12,472.

On April 20, 2022, the Company entered into a non-negotiable, secured promissory note agreement (“April 2022 Note”) with an unrelated party in the amount of $63,000. The note agreement shall accrue interest from the date of the agreement at a rate of 7% and the note agreement shall be repaid in full with principal and accrued interest on March 31, 2023. As of March 31, 2024 and December 31, 2023, the note was in default. As of September 30, 2024 and December 31, 2023, the principal balance was $63,000 and $63,000, respectively and the accrued interest balance was $11,611 and $6,560, respectively. For the nine months ended September 30, 2024 and 2023, the interest expense was $3,830 and 3,551, respectively.

On June 3, 2022, the Company entered into a promissory note agreement (“June 2022 Note”) with an unrelated party in the amount of $2,500,000. The note carried an interest rate of 5% and had a maturity date of May 27, 2023. As of September 30, 2024 and December 31, 2023, the loan was in default. As of September 30, 2024 and December 31, 2023, the principal balance was $547,449 and $547,449, respectively and the accrued interest balance was $110,983 and $81,584, respectively. For the nine months ended September 30, 2024, and September 30, 2023, the interest expense was $22,556 and $20,529 respectively.

	September 30,	December 31,
	2024	2023

September 2017 Note	$181,736	$181,736
December 2017 Note	12,472	12,472
April 2022 Note	63,000	63,000
June 2022 Note	547,448	547,448
Total notes payable	804,656	804,656

Convertible Promissory Notes – Related party

On January 13, 2023, ReElement Technologies Corporation, a subsidiary of the Company, entered into a Line of Credit Agreement with LRR in the amount of $1,100,000 (the “Line of Credit”). In connection with the Line of Credit, ReElement entered into a series of Convertible Promissory Notes with LRR (the “Notes”) which allowed for borrowing up to the line of credit. Funds received from the Agreement will be used in the development of certain fixed assets.

During February 2024 through August 2024, the Company entered into Convertible Promissory Notes with Land Resources & Royalties LLC in the aggregate of $894,172. Each Convertible Promissory Note carries a three-year term from the respective effective date. The Convertible Promissory Notes mature February through August 2027.

The Convertible Promissory Notes carry an annual interest rate of 10%, compounded quarterly. For any Note issued on a date other than the last day of a calendar quarter, interest will be calculated for the stub period between the issuance date and the next quarter-end. In the event of default, the interest rate will increase to 13.5% per year, compounded quarterly, and will apply from the date of default until the Convertible Promissory Notes is fully paid or the default is remedied. Additionally, by mutual agreement between Land Resources & Royalties LLC and the Company, any interest due can be added to the Note’s principal and deferred until maturity date.

The Promissory Note’s principal amount, along with any accrued interest, is due in full upon the Note’s maturity date or in the event of default.

The Convertible Promissory Notes entered into with Land Resources & Royalties LLC are subject to a conversion feature. If the Company completes a round or series of a capital raise in the aggregate amount of a minimum of $7,000,000 in cash (the “Capital Raise”), then the Promissory Note and all accrued interest outstanding shall be immediately and automatically converted to Common Stock of the Company (such date, the “Conversion Date”) at the predetermined conversion price which is equal to the same per-share price as the investment under the Capital Raise.

As of September 30, 2024 and December 31, 2023, there was an aggregate of $894,172 and $0 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, accrued interest on the convertible promissory notes amounted to $25,772 and $0. For three months ended September 30, 2024 and September 30, 2023 the interest expense was $23,188 and $0 respectively. For nine months ended September 30, 2024 and September 30, 2023 the interest expense was $25,772 and $0 respectively.

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

The Company accounts for investment income and interest expenses related to the tax-exempt bonds that are restricted for payment of project costs by capitalizing the net amount each period to construction in progress per ASC 835-20-30-11.

The Tax-Exempt Bonds bear interest of 4% and have a final maturity of March 28, 2044.

	September 30,	December 31,
	2024	2023

Tax Exempt Bonds ($45 million face value)	$45,000,000	$45,000,000
Tax Exempt Bonds ($150 million face value)	150,000,000	-
Debt issuance costs and debt discount	(1,662,413)	(1,464,841)
Bonds payable	193,337,587	43,535,159
Less: current portion	-	-
Bonds payable, net	$193,337,587	$43,535,159

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2024, the company issued 902,419 shares of common stock upon exercise of warrants.

During the nine months ended September 30, 2024, the company issued 138,000 shares of common stock upon the exercise of 148,000 options at an exercise price of $1.05 a share.

During the nine months ended September 30, 2024, the company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $1.20 a share.

During the nine months ended September 30, 2024, the company issued 102,500 shares of common stock in relation to consulting services.

During the nine months ended September 30, 2023, the remaining amounts of the convertible notes in the amount of $9,787,423 was converted into 9,420,230 common shares.

During the nine months ended September 30, 2023, the company issued 49,020 shares of common stock in relation to consulting services.

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

Total stock-based compensation expense for grants to officers, employees and consultants was $748,641 and $846,079 for the three months ended September 30, 2024, and 2023, respectively, which was charged to general and administrative expense.

Total stock-based compensation expense for grants to officers, employees and consultants was $2,511,894 and $2,216,767 for the nine months ended September 30, 2024, and 2023, respectively, which was charged to general and administrative expense.

As of September 30, 2024 and 2023, the company has $6,273,780 and 10,055,806, respectively, of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately five years.

The following table summarizes the activity of our stock options for the nine months ended September 30, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding – December 31, 2023	9,626,770	$1.571	5.39	$1,035,181
Granted	-	$-	-	$-
Forfeited or Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding – September 30, 2024	9,626,770	$1.571	5.39	$1,035,181
Exercisable (Vested) – September 30, 2024	4,876,840	$1.558	4.25	$402,881

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

Additionally, on September 9, 2024, the Company and Kentucky Power Company reached a settlement under which the Company agreed to pay $275,000 to Kentucky Power Company to settle all old outstanding debts related to the subsidiary Perry County Resources, LLC. The Company has paid the settlement fine in full as of the date of this report. As such, old outstanding balances related to fiscal years before 2024 have been settled.

NOTE 11 - SUBSEQUENT EVENTS

On October 11, 2024, in connection with the Line of Credit Agreement with LRR, the Company entered into Convertible Promissory Note in the amount of $448,769. Payment terms and conversion features for the convertible promissory note are consistent with those description in Note 8.

On November 14, 2024, ReElement Technologies Corporation ("ReElement") will distribute Special Dividend on or about February 15, 2025 to shareholders of record as of December 31, 2024 ("Record Date"). Additionally, the Company closed on an initial investment as part of its private financing. This initial investment is part of an ongoing private financing round with a rolling close of up to $20 million. The investments were structured as two-year convertible notes with a 12% annual interest rate. These notes can convert into common shares of ReElement Technologies at a pre-money valuation of $150 million, translating to approximately $1.94 per share of American Resources common stock, based on the common shares outstanding as reported in the last quarter. American Resources Corporation will be distributing one share of ReElement Technologies Corporation for every three shares American Resources owned as of the Record Date.

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

Both Bevins #1 and Bevins #2, as well as the rail loadout, are operational and any work required on any of the plants or loadouts would be routine maintenance. The allocated cost of this property at McCoy Elkhorn Coal paid by the company is $95,210.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2024:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Revenue
Coal sales	$-	$5,721,840	$(5,721,840)	$-	$16,120,841	$(16,120,841)
Metal recovery and sales	154,055	5,722	148,333	187,502	60,147	127,355
Royalty income	81,388	80,963	425	146,055	496,682	(350,627)
Total revenue	235,443	5,808,525	(5,573,082)	333,557	16,677,670	(16,344,113)

Operating expenses (income)
Coal production and holdings costs	1,784,863	2,084,060	(299,197)	2,982,638	8,641,639	(5,659,001)
Accretion	248,295	248,289	6	744,877	744,873	4
Depreciation	584,083	582,201	1,882	1,653,642	1,777,244	(123,602)
Amortization of mining rights	302,103	311,685	(9,582)	925,473	935,055	(9,582)
General and administrative	3,936,598	1,719,752	2,216,846	7,937,647	4,669,190	3,268,457
Professional fees	682,525	359,411	323,114	1,823,917	999,143	824,774
Production taxes and royalties	876,503	1,126,719	(250,216)	1,323,596	2,720,402	(1,396,806)
Development	78,809	1,801,612	(1,722,803)	2,996,853	10,582,150	(7,585,297)
Gain on sale of equipment	-	(575,000)	575,000	(400,000)	(1,625,000)	1,225,000
Total operating expenses	8,493,779	7,658,729	835,050	19,988,643	29,444,696	(9,456,049)

Net loss from operations	(8,258,336)	(1,850,204)	(6,408,132)	(19,655,086)	(12,767,026)	(6,888,060)

Other income (expense)
Earnings from equity method investees	(164,845)	(237,726)	72,881	(396,205)	39,640	(435,845)
Other income and (expense)	(32,101)	150,000	(182,101)	140,904	503,000	(362,096)
Interest income	7,527	2,831	4,696	110,916	21,595	89,321
Interest expense	(774,478)	(521,439)	(253,039)	(2,109,896)	(1,588,486)	(521,410)
Total other income (expenses)	(963,897)	(606,334)	(357,563)	(2,254,281)	(1,024,251)	(1,230,030)

Net loss	(9,222,233)	(2,456,538)	(6,765,695)	(21,909,367)	(13,791,277)	(8,118,090)
Less: Non-controlling interest	15,465	95,710	(80,245)	80,888	(79,945)	160,833
Net loss attributable to AREC shareholders	$(9,206,768)	$(2,360,828)	$(6,845,940)	$(21,828,479)	$(13,871,222)	$(7,957,257)

The following table summarizes the period over period changes in revenue generating operations for the three and nine months ended September 30, 2024:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Revenue
Coal sales	$-	$5,721,840	(5,721,840)	$-	$16,120,841	$(16,120,841)
Metal recovery and sales	154,055	5,722	148,333	187,502	60,147	127,355
Royalty income	81,388	80,963	425	146,055	496,682	(350,627)
Total revenue	$235,443	$5,808,525	(5,573,082)	$333,557	$16,677,670	$(16,344,113)

Revenue decreased by $5,721,840 for the three months ended September 30, 2024 compared to 2023. The primary driver of the decrease was a reduction of $5,721,840 in coal sales for the three months ended September 30, 2024 as compared to 2023. The decrease was partially offset by increases in metal recovery sales and royalty income of $148,333 and $425, respectively, for the three months ended September 30, 2024 compared to 2023.

Revenue decreased by $16,120,841 for the nine months ended September 30, 2024 compared to 2023. The primary driver of the decrease was a reduction of $16,120,841 in coal sales for the three months ended September 30, 2024 as compared to 2023. Additionally, royalty income decreased by $350,627. These decreases were partially offset by an increase in metal recovery and sales of $127,355 for the three months ended September 30, 2024 compared to 2023.

The following table summarizes the period over period changes in operating expenses (income) for the three and nine months ended September 30, 2024:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses (income)
Coal production and holdings costs	$1,784,863	$2,084,060	(299,197)	$2,982,638	$8,641,639	$(5,659,001)
Accretion	248,295	248,289	6	744,877	744,873	4
Depreciation	584,083	582,201	1,882	1,653,642	1,777,244	(123,602)
Amortization of mining rights	302,103	311,685	(9,582)	925,473	935,055	(9,582)
General and administrative	3,936,598	1,719,752	2,216,846	7,937,647	4,669,190	3,268,457
Professional fees	682,525	359,411	323,114	1,823,917	999,143	824,774
Production taxes and royalties	876,503	1,126,719	(250,216)	1,323,596	2,720,402	(1,396,806)
Development	78,809	1,801,612	(1,722,803)	2,996,853	10,582,150	(7,585,297)
Gain on sale of equipment	-	(575,000)	575,000	(400,000)	(1,625,000)	1,225,000
Total operating expenses	$8,493,779	$7,658,729	835,050	$19,988,643	$29,444,696	$(9,456,053)

Total operating expenses increased by $835,050 for the three months ending September 30, 2024 as compared to 2023. This increase was primarily driven by general and administrative expenses of $2,216,846, professional fees of $323,114. These increases were offset by decreases Coal production and holdings costs of $299,197, production taxes and royalties of $250,216 and development expense of $1,722,803.

Total operating expenses decreased by $9,456,053 for the nine months ending September 30, 2024 as compared to 2023. This decrease was primarily driven by a decrease in coal production and holdings costs of $5,659,000 as well as decreases in production taxes and royalties of $1,396,806, development expenses of $7,585,297 and gain on sale of equipment of $1,225,000. These decreases were partially offset by increases in general and administrative expenses of $3,268,457 and a increase in professional fees by $824,772. General and administrative expenses are primarily made up of costs related to contract labor, payroll, facility maintenance, and other standard operational expenses.

The following table summarizes the period over period changes in other income (expense) for the three and nine months ended September 30, 2024:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Other income (expense)
Earnings from equity method investees	$(164,845)	$(237,726)	72,881	$(396,205)	$39,640	$(435,845)
Other income and (expense)	(32,101)	150,000	(182,101)	140,904	503,000	(362,096)
Interest income	7,527	2,831	4,696	110,916	21,595	89,321
Interest expense	(774,478)	(521,439)	(253,039)	(2,109,896)	(1,588,486)	(521,410)
Total other income (expenses)	$(963,897)	$(606,334)	(357,563)	$(2,254,281)	$(1,024,251)	$(1,230,030)

Total other income (expenses) decreased by $357,563 for the three months ended September 30, 2024 as compared to 2023. The decrease is primarily made up of decreases in other income (expense) of $182,101 and interest expense of $253,039. These decreases were partially offset by increases in earnings from equity method investees of $72,881 and interest income of $4,696.

Total other income (expenses) decreased by $1,230,030 for the nine months ended September 30, 2024 as compared to 2023. The decrease is primarily made up of decreases in earnings from equity method investees of $435,845, other income (expense) of $362,096 and interest expense of $521,410. These decreases were partially offset by an increase in interest income of $89,321.

Liquidity and Capital Resources

As of September 30, 2024, our available cash was $161,651,732. We expect to fund our liquidity requirements with cash on hand, future borrowings and cash flow from operations. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our mine development and/or fund a portion of our expenditures through issuance of debt or equity securities, or from other sources, such as asset sales. We do not have any credit lines currently available to fund our liquidity requirements, and currently there is uncertainty regarding our ability to execute the above strategy.

Cash Flows from Operating Activities

Cash used in operating activities was $16,317,031 for the nine months ended September 30, 2024, which consists of a net loss of $21,909,367, offset by adjustments to reconcile net loss to net cash of $6,415,477 and a change in our net operating assets and liabilities of $823,141 which is primarily the result of an decrease in inventories of $1,975,812, and accounts payable of $1,609,584 and an increase in accounts payable related party of $2,318,695.

Cash used in operating activities was $15,908,173 for the nine months ended September 30, 2023, which consists of a net loss of $13,791,277 partially offset by adjustments to reconcile net loss to net cash of $4,143,169 and a change in our net operating assets and liabilities of $6,260,065, which is primarily the result of a decrease in receivables of $3,730,070, inventories of $1,719,836, prepaid expenses and other current assets of $1,131,065, accounts payable – related party of $1,102,822 offset by an increase of accounts payable of $1,849,532.

Cash Flows from Investing Activities

Cash used in investing activities was $1,757,837 for the nine months ended September 30, 2024, which consisted of an increase in purchase of property and equipment for $166,229, proceeds from the sale of equipment of $400,000, cash invested in a note receivable of $99,022 and proceeds from short-term investments, net of $1,191,608.

Cash used in investing activities was $3,862,383 for the nine months ended September 30, 2023, which consisted of a decrease in purchase of property and equipment for $283,790, proceeds from short-term investments, net of $703,593 and purchase of investments, net of $4,500,000, which were partially offset by proceeds received from the sale of equipment for $1,625,000.

Cash Flows from Financing Activities

Cash provided by financing activities was $145,336,288 for the nine months ended September 30, 2024, which consisted of cash received from warrant conversions in the amount of $32,339, proceeds from the convertible promissory note – related party in the amount of $894,172, proceeds from the exercise of stock options of $156,900, proceeds from tax exempt bonds of $149,719,203, and proceeds received from other financing obligations of $95,592, partially offset by the repayment of other financing obligations in the amount of $5,561,918.

Cash provided by financing activities was $45,671,490 for the nine months ended September 30, 2023, which consisted of repayment on long term debt of $1,112,850 and repayment on other financing obligations of $4,329,186, partially offset by proceeds from tax exempt bonds of $43,475,887 and proceeds received from other financing obligations of $7,637,639.

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

With respect to the period ending September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2024, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2024 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: November 19, 2024	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
(Principal Executive Officer)

