Form 10-K
period 2024-12-31
American Resources Corp
filed 2025-05-19
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $131,330,970.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of May 16, 2025 was 80,512,817 shares.

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

Fiscal Year Ended December 31, 2024

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of American Resources Corporation for the year ended December 31, 2024 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On January 5, 2017, American Resources Corporation (ARC) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (“Quest Energy”), a private company incorporated in the State of Indiana on May 2015 with offices at 12115 Visionary Way, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. Through Quest Energy, ARC was able to acquire coal mining and coal processing operations, substantially all located in eastern Kentucky and western West Virginia. On November 25, 2020, Quest Energy changed its name to American Carbon Corp.  On December 27, 2024, American Carbon changed its name to American Infrastructure Corporation (American Infrastructure Corporation).

American Infrastructure Corporation currently has seven coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining), Wyoming County Coal LLC (Wyoming County), Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers and specialty products.

Efforts to diversify revenue streams have led to the establishment of additional subsidiaries; Electrified Materials Corporation (EMC) which is focused on the aggregation, recovery and sale of recovered metal and steel and American Rare Earth LLC (ARE) which is focused on the purification and monetization of critical and rare earth element deposits and end of life magnets and batteries.  During 2024, American Rare Earth LLC changed its name to ReElement Technologies LLC (ReElement).  During 2024, ReElement filed and changed from a limited liability company to a corporation.

We have not classified, and as a result, do not have any “proven” or “probable” reserves as defined in United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K, and as a result, our company and its business activities are deemed to be in the exploration stage until mineral reserves are defined on our properties.

Since mid-2019, we have not mined or sold coal which is sold into the thermal coal markets. Due to adverse market conditions all mining operations are currently idled.   Should mining operations commence, all production and future investment will be for the mining of metallurgical coal. The following table is presented for historical purposes.

Historic Metallurgical Coal Prices		Historic CAPP Thermal Coal Prices
Year End	Hampton Road Index HCC - High	Year End	Big Sandy / Kanawha Rate District
2014	$100.35	2014	$56.00
2015	$80.25	2015	$45.55
2016	$223.00	2016	$50.65
2017	$210.00	2017	$60.90
2018	$205.34	2018	$68.12
2019	$135.00	2019	$60.30
2020	$101.00	2020	$54.35
2021	$342.00	2021	$92.50
2022	$364.53	2022	$148.57
2023	$327.00	2023	$78.65
2024	$310.00	2024	$75.25

McCoy Elkhorn Coal LLC

General:

Located primarily within Pike County, Kentucky, McCoy Elkhorn is currently comprised of three mines in “idle” status (Mine #15 and the Carnegie 1 and Carnegie 2 Mines), two coal preparation facilities (Bevins #1 and Bevins #2), and other mines and permits in various stages of development or reclamation. The address for the Bevins #1 and #2 preparation facilities is 2069 Highway 194 E Meta, KY 41501.

When operating, McCoy Elkhorn has historically sold its coal to a variety of customers, both domestically and internationally, primarily to the steel making industry as a high-vol “B” coal or blended coal.  Due to adverse market conditions, Mine #15 was in idle status during 2023 and 2024 and the mining operations at Carnegie 1 and 2 were idled during 2023.

Approximate coal deposits owned and leased as of December 31, 2024 are 0 tons and 11,108,724 tons, respectively. Current leases contain minimum annual payments of $20,000 and production royalty payments based on gross sales price.

Mines:

Mine #15 is an underground mine in the Millard (also known as Glamorgan) coal seam and located near Meta, Kentucky. When operating,  coal is mined via room-and-pillar mining methods using continuous miners and belted directly from the stockpile to McCoy Elkhorn’s coal preparation facility. Mine #15 has the estimated capacity to produce up to approximately 40,000 tons per month of coal. The mineral available is leased from various 3rd party mineral holders. Coal mined from the lease requires a payment of greater of $2.50 per ton or 5% of gross sales price.

Within the McCoy Elkhorn subsidiary, Carnegie 1 is deemed material under Items 1304 of Regulation S-K.  The Carnegie 1 is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. When operating, coal is mined via room-and-pillar mining methods utilizing a continuous miner with the estimated capacity to produce up to approximately 10,000 tons per month of coal. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. In 2023, Carnegie 1  produced approximately 67,000 tons and sold at an average of $180 per ton. The mineral mined is leased from a 3rd party professional mineral company with lease payments based on the greater of $1.75 per ton or 6% of gross sales price.

Carnegie 2 is also an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. When operating, coal is mined via room-and-pillar mining methods utilizing a continuous miner with the estimated capacity to produce up to approximately 10,000 tons per month of coal. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. In 2023, the Carnegie 2 Mine produced approximately 13,000 tons and sold at an average of $237 per ton. The mineral being mined is leased from a 3rd party professional mineral company with lease payments based on the greater of $1.75 per ton or 6% of gross sales price.

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

Although currently idle, Bevins #1 and Bevins #2, as well as the rail loadout no work is required beyond routine maintenance to recommence operations. The 2017 purchase price allocated to the McCoy Elkhorn properties was approximately $95,000.

Due to the processing storage capacity at Bevins #1 and Bevins #2 Preparation Plants, McCoy Elkhorn has the capacity to process, store, and load coal for other regional coal producers for agreed to fees.

Additional Permits:

In addition to the above mines, McCoy Elkhorn holds 11 additional coal mining permits that are idled operations or in various stages of reclamation. For these other idle coal mining operations, McCoy Elkhorn will determine which coal mines to bring back into production, if any, as the coal market changes, and there are currently no other idled mines within McCoy Elkhorn that are slated to go into production in the foreseeable future. Any idled mines that are brought into production would require significant upfront capital investment, and there is no assurance of the feasibility of any such new operations.

Below is a map showing the material properties at McCoy Elkhorn:

Knott County Coal LLC

General:

Located primarily within Knott County, Kentucky (but with additional idled permits in Leslie County, Perry County, and Breathitt County, Kentucky), Knott County Coal is comprised of one idled mine (the Wayland Surface Mine) and 22 idled mining permits (or permits in reclamation), including the permits associated with the idled Supreme Energy Preparation Plant. The idled mining permits are either in various stages of planning, idle status or reclamation. The idled mines at are primarily underground mines that utilize room-and-pillar mining.  Approximate coal deposits owned and leased are 0 tons and 3,207,000 tons, respectively. The current leases contain production royalty payments based on the greater of $1.50 per clean ton or 6% of gross sales price.

Mines:

The Wayland Surface Mine is a surface waste-rock reprocessing mine in a variety of coal seams (primarily the Upper Elkhorn 1 coal seam) located near Wayland, Kentucky. When operating, coal is mined via area mining through the reprocessing of previously processed coal, and the coal is trucked approximately 22 miles to the Mill Creek Preparation Plant at Deane Mining, where it is processed and sold. The mine has an estimated capacity to produce up to approximately 15,000 tons per month of coal and started production in mid-2018 with nominal coal extracted and sold as thermal coal. Since 2022, mining operations have been idle due to the company's focus on the metallurgical and industrial markets and adverse market conditions.

Other potential customers of Knott County Coal include industrial customers, specialty customers and utilities for electricity generation, although no definitive sales have been identified yet.

Processing & Transportation:

The idled Supreme Energy Preparation Plant is a 400 ton-per-hour coal preparation facility with a fine coal circuit located in Kite, Kentucky. The Bates Branch rail loadout associated with the Supreme Energy Preparation Plant is a batch-weigh rail loadout with 220 rail car storage capacity and serviced by CSX Transportation in their Big Sandy rate district. When operating, coarse refuse is trucked to the Kings Branch impoundment, which is approximately one mile from the Supreme Energy facility, and slurry is piped from the Supreme Energy facility to the Kings Branch impoundment.

The Supreme Energy Preparation Plant is owned by Knott County Coal, subject to certain restrictions present in the agreement between Knott County Coal and the surface landowner, Land Resources & Royalties LLC. During 2024 components of the Supreme Energy Preparation Plant have been transferred as part of the WCC development.

The Company acquired the Supreme Energy Preparation Plants as an idled facility, and since acquisition, no work has been performed at the facility other than minor maintenance. Both the Supreme Energy Preparation Plant and the rail loadout are idled and would require an undetermined amount of work and capital to bring them into operation. The purchase price allocated of the Knott County Coal property was approximately $286,000.

Additional Permits:

In addition to the above mines, Knott County Coal holds 20 additional coal mining permits, idled or in various stages of reclamation. Any idled mines that are brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations.

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

Mines:

Access Energy is a deep mine in the Elkhorn 3 coal seam and located in Deane, Kentucky. Access Energy is mined via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the Mill Creek Preparation Plant across the road from Access Energy. Access Energy is currently a “company run” mine, whereby the Company manages the workforce at the mine and pays all expenses of the mine. The Company acquired Access Energy as an idled mine, and since acquisition, the primary work completed at Access Energy by the Company includes mine rehabilitation work in preparation for production, air ventilation enhancements primarily through brattice work, and installing underground mining infrastructure as the mine advances due to coal extraction. Access Energy has the estimated capacity to produce up to approximately 20,000 tons per month of coal. In 2024, Access Energy produced approximately 0 tons. In 2024, Access Energy produced approximately 0 tons. During 2019, the permit related to the Access Energy mine was idled and is not expected to produce again under the Company’s control due to the continued focused on the metallurgical and industrial markets.

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

Processing & Transportation:

The Mill Creek Preparation Plant is an 800 ton-per-hour coal preparation facility located in Deane, Kentucky. The associated Rapid Loader rail loadout is a batch-weight rail loadout with 110 car storage capacity and services by CSX Transportation in their Big Sandy and Elkhorn rate districts. The Mill Creek Preparation Plant is owned by Deane Mining, subject to certain restrictions present in the agreement between Deane Mining and the surface landowner, Land Resources & Royalties LLC. We are currently utilizing less than 10% of the available processing capacity of the Mill Creek Preparation Plant.

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

Below is a map showing the material properties at Deane Mining:

Wyoming County Coal LLC

General:

Located within Wyoming County, West Virginia, Wyoming County Coal (WCC) is comprised of two idled underground mining permits and the three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment. The two idled mining permits are undisturbed underground mines that are anticipated to utilize room-and-pillar mining. Approximate coal deposits owned and leased are 5,668,00 tons and 0 tons, respectively.

Mines:

The mining permits held by WCC are in various stages of planning and development with no mines currently in production.

Potential customers of WCC would include steel mills in the United States or international marketplace although no definitive sales have been identified yet.

Processing & Transportation:

The idled Pioneer Preparation Plant is a 350 ton-per-hour coal preparation facility located near Oceana, West Virginia. The Hatcher rail loadout associated with the Pioneer Preparation Plant is a rail loadout serviced by Norfolk Southern Corporation. When operating, the refuse from the preparation facility will be trucked to the Simmons Fork Refuse Impoundment, which is approximately 1.0 mile from the Pioneer Preparation facility. The preparation plant utilizes a belt press technology which eliminates the need for pumping slurry into a slurry pond for storage within an impoundment.

In June 2023, WCC closed on an Industrial Development Bond in the amount of $45,000,000 for the purpose of financing the development of the permits and infrastructure.  As of December 31, 2024 and 2023, approximately $32,500,000 and $9,500,000 of the $36,500,000 initial project fund have been expended, respectively.  Due to a delay in government approvals and the expansion of rare earth concentrations it is undeterminable as to when meaningful operations will commence and the additional capital expenditures required.

In connection with the Industrial Development Bond financing, the Company is in the process of upgrading and redeveloping the preparation facility to a modern 350 ton per hour preparation facility and upgrading the rail load out facility to a modern batch weight load out system.

The Company acquired the Pioneer Preparation Plant as an idled facility. The purchase price allocated to the Wyoming County Coal property was approximately $22,300,000 of which approximately $22,100,000 was settled with shares of the Company’s Class A Common stock. The remaining portion was satisfied in the form of a convertible note which was converted to Company common stock in December 2020.

Permits:

Wyoming County Coal holds two coal mining permits that are in the development phase including faceup and infrastructure work and three permits associated with the idled Pioneer Preparation Plant, the Hatcher rail loadout, and Simmons Fork Refuse Impoundment.

Below is a map showing the location of the idled Pioneer Prep Plant, Hatcher rail Loadout, and Simmons Fork Refuse Impoundment at Wyoming County Coal:

Perry County Resources LLC

General:

Located primarily within Perry County, Kentucky, Perry County Resources LLC is comprised of one idled underground mine (the E4-2 mine) and one idled coal processing facility called the Davidson Branch Preparation Plant, along with two additional idled underground mining permits. The E4-2 mine and Davidson Branch Preparation Plan are located at 1845 KY-15 Hazard, KY 41701.

The two idled mining permits are for underground mines and have been actively mined in the past and being maintained as idled, pending any changes to the coal market that may warrant re-starting production. Approximate coal deposits owned and leased are  0 tons and 58,100,000 tons.  The current leases contain minimum annual payments of $12,000 and production royalty payments ranging from 6% to 7% of gross sales price.

Mines:

Within the Perry County subsidiary, E4-2 mine is deemed material under Items 1304 of Regulation S-K.   The E4-2 mine is an underground mine in the Elkhorn 4 (aka the Amburgy) coal seam located near the town of Hazard, Kentucky. When operating, coal is mined via room-and-pillar mining methods using both continuous miners and continuous haulage systems, and the coal is belted directly from the mine to the raw coal stockpile at the Davidson Branch Preparation Plant less than a mile away. The E4-2 mine has the estimated capacity to produce up to approximately 80,000 tons per month of coal. The mineral available is partially owned by the Company and partially leased from various mineral holders.  The lease terms are the greater of $1.50 per ton or 6% of gross sales price.

In 2022, the E4-2 mine produced approximately 106,000 tons and sold the coal at an average price of $153 per ton. During the period of ownership by the Company, 100% of the coal sold was sold as industrial stoker and PCI. Since the end of 2022, the mine has been idle due to adverse market conditions.

Processing and Transportation:

The Davidson Branch Preparation Plant is a 1,300 ton-per-hour coal preparation facility located near Hazard, Kentucky. The associated “Bluegrass 4” rail loadout is a batch-weight rail loadout with 135 car storage capacity and services by CSX Transportation in their Hazard/Elkhorn rate district. The Davidson Branch Preparation Plant is owned by Perry County Resources. With mining operations currently idle, the preparation plan is not currently operating.

Both the Davidson Branch Preparation Plant and the rail loadout have been maintained should operations commence in a future period.  The purchase price allocated to Perry County Resources property was approximately $1,551,000.

Additional Permits:

In addition to the above mine, preparation facility, and related permits, Perry County Resources had four additional coal mining permits that are idled or in development stage. Any idled mines that are brought into production would require significant upfront capital investment and there is no assurance of the feasibility of any such new operations. Three of the idled permits were sold to an unrelated entity on March 4, 2020 for $700,000 cash and $300,000 of value for equipment.

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

Below is a map showing the location of the Davidson Prep Plant, Bluegrass 4 rail Loadout, and E4-2 Mine at Perry County Resources:

ERC Mining Indiana Corporation (the Gold Star Mine)

General:

Located primarily within Greene and Sullivan Counties, Indiana, ERC Mining Indiana Corporation (“ERC”) is currently comprised of one idled underground mine (the Gold Star Mine), one idled coal preparation plant and rail loadout. ERC sold its coal in the past as thermal coal to utilities. The Company does not plan to mine the property and purchased it for monetization of infrastructure assets and to reclaim the property which has been ongoing through 2024. The Company is facilitating the full reclamation and remediation of the former mine site.

Approximate coal deposits owned and leased are 0 tons and 4,383,298 tons, respectively. All of the deposits are in reclamation.

Mines:

The Gold Star Mine is an underground mine in the Indiana IV (aka the Survant) coal seam located near the town of Jasonville, Indiana. Currently idled, the Gold Star Mine has been mined in the past via room-and-pillar mining methods using continuous miners, and the coal is belted directly from the mine to the raw coal stockpile at the preparation plant less than a mile away.

Processing and Transportation:

The idled preparation plant is a 165 ton-per-hour coal preparation facility located near the underground mine portal. The rail loadout associated with the preparation plant is a rail loadout serviced by the Indiana Rail Road. The preparation plant has a coarse refuse and slurry impoundment. There was no purchase price allocated to the Gold Star property.

Permits:

ERC holds one permit that covers the Gold Star Mine, processing plant, rail loadout, and related infrastructure which are in reclamation status.

Mineral and Surface Leases

Coal mining and processing involves the extraction of coal (mineral) and the use of surface property incidental to such extraction and processing. With the exception of Wyoming County Coal, all of the mineral and surface related to the Company’s coal mining operations are leased from various mineral and surface owners (the “Leases”). The Company’s operating subsidiaries, collectively, are parties to approximately 200 various Leases and other agreements required for the Company’s coal mining and processing operations. The Leases are with a variety of Lessors, from individuals to professional land management firms such as the Roadrunner Land Company. In some instances, the Company has leases with Land Resources & Royalties LLC (LRR), a professional leasing firm that is an entity wholly owned by Wabash Enterprises, an entity owned by members of the Company’s management.

Coal Sales

ARC sells its coal to domestic and international customers, some which blend ARC’s coal at east coast ports with other qualities of coal for export. During the year ended December 31, 2023, coal sales came from the Company’s Carnegie 1 and 2 mines.  During the year ended December 31, 2024, there was no meaningful sales from coal production. The Company may, at times, purchase coal from other regional producers to sell on its contracts.

Coal sales at the Company are primarily outsource to third party intermediaries who act on the Company’s behalf to source potential coal sales and contracts. The third-party intermediaries have no ability to bind the Company to any contracts, and all coal sales are approved by management of the Company.

Met coal accounted for approximately 100% of our coal revenues in 2023. Two customers made up approximately 74% and 26% of our coal revenues for 2024.

Due to the Covid-19 global pandemic, traditional sales channels have been disrupted. As a supplier of the raw materials into the steel and industrial industries, our customers are sensitive to global fluctuations in steel demand. Demand remains constrained due to adverse market conditions amid global trade uncertainty.

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

Please see financial statement Note 11 for detail on cases.

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

Although our current bonding capacity approved by our sureties, Lexon Insurance Company and Continental Heritage, is substantial and enough to cover our current and anticipated future bonding needs, this amount may increase or decrease over time. As of December 31, 2024, and 2023, we had outstanding surety bonds at all of our mining operations totaling approximately $27.831 million and $29.692 million, respectively.

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

At present, we are principally focused on metallurgical coal property development, which is not used in connection with the production of power generation. However, we may seek to sell greater amounts of our coal into the power-generation market in the future. The market for our coal may be adversely impacted if comprehensive legislation or regulations focusing on GHG emission reductions are adopted, or if our customers are unable to obtain financing for their operations. At the international level, the United Nations Framework Convention on Climate Change released an international climate agreement in December 2015. The agreement has been ratified by more than 70 countries, and entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. In addition, in November 2014, President Obama announced that the United States would seek to cut net GHG emissions 26-28 percent below 2005 levels by 2025 in return for China’s commitment to seek to peak emissions around 2030, with concurrent increases in renewable energy.

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

Employees

ARC and its operating subsidiaries, employ a combination of company employees and contract labor.   The Company is continually evaluating the use of company employees and contract labor to determine the optimal mix of each, given the needs of the Company.

The Company currently has approximately 23 direct employees. The Company is headquartered in Fishers, Indiana with four members of the Company’s executive team based at this location.

Item 1A. Risk Factors.

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

ARC’s principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $8,954 per month in rent for the office space and the lease expires in June 2034. The rent is subject to escalation payments on an annual basis.

ReElement leases office space at 1716 E Pleasant Street, Noblesville, Indiana 46060 with a current monthly rent payment of $5,224. The lease agreement expires in November 2028 and is subject to escalation payments on an annual basis.

ReElement leases approximately 316,000 square feet of commercial space from LRR, a related party, for its processing facility at 3301 South Adams Street, Marion, Indiana. The current monthly rent payment is $115,773. The lease expires in May of 2063 and is subject to escalation payments on an annual basis.

Electrified Materials Corporation leases office space at 1845 Highway 15 South, Hazard, Kentucky 41701 from LRR with a current monthly rent payment of $263. The lease agreement expires in December 2028.

Electrified Materials Corporation leases outdoor storage space from LRR in Noblesville, Indiana at a monthly rent rate of $20,000. The lease expires in December 2028.

Electrified Materials Corporation leases commercial production, office and outdoor storage space at 3 from LRR at 611 South Adams Street, Marion, Indiana at a current monthly rate of $20,559. The lease expires in December 2028 and is subject to escalating payments on an annual basis.

KCC, a subsidiary of AIC, rents office space from LRR at 11000 Highway 7 South, Kite, Kentucky 41828 with monthly rent of $1,702 and a lease expiration of December 31, 2029.

The Company also utilizes various office spaces on-site at its coal mining operations and coal preparation plant locations in eastern Kentucky, with such rental payments covered under any surface lease contracts with any of the surface landowners.

The following map shows the location of our mining properties:

Item 3. Legal Proceedings.

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations.

Please see financial statement note 10 for detail on cases.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A Common Stock (also referred to as common stock or shares) is presently traded on the NASDAQ Capital Market under the ticker symbol AREC. Our common stock has been thinly traded since our Company’s inception. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future. The following table sets forth information as reported by the Nasdaq Capital Markets for the high and low bid and ask prices for each of the eight quarters ending December 31, 2024 for our common stock. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2024
March 31	$1.78	$1.68
June 30	1.59	1.48
September 30	0.99	0.41
December 31	$1.34	$0.84
Quarters ending in 2023
March 31	$1.87	$1.19
June 30	2.16	1.05
September 30	2.12	1.20
December 31	$1.86	$1.21

(b) Holders

As of December 31, 2024, the Company had 131 Class A Common Stock shareholders of record holding 78,017,047 shares of our Class A Common Stock issued and outstanding. This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 53,816,546 Class A Common Stock. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Public market for common stock

Effective, February 15, 2019, The Company’s Common Stock began trading on the NASDAQ Capital Market.

Recent Sales of Unregistered Securities.

CLASS A COMMON STOCK

During the periods ending December 31, 2024 and December 31, 2023, the Company engaged in the sale of its unregistered securities as described below. The shares of our Class A Common Stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our Class A Common Stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During 2023, the Company issued 9,420,230 shares of Class A Common Stock pursuant to debt conversions.

During 2023, the Company issued 49,020 shares of Class A Common Stock pursuant to consulting arrangements.

During 2024, the Company re-purchased 86,410 shares of Class A Common Stock pursuant to stock re-purchase program.

During 2024, the Company issued 902,419 shares of Class A Common Stock pursuant to warrant conversions.

During 2024, the Company issued 595,790 shares of Class A Common Stock pursuant to debt conversions.

During 2024, the Company issued 102,500 shares of Class A Common Stock pursuant to various consulting arrangements.

During 2024, the Company issued 148,000 shares of Class A Common Stock pursuant to the exercise of stock options.

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

SERIES B PREFERRED STOCK

Our certificate of incorporation authorizes our Board of Directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series B Preferred stock, par value $0.001 per share, covering up to an aggregate of 20,000,000 shares of Series B Preferred stock. The Series B Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board of Directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of December 31, 2024, and 2023, 0 shares of Series B Preferred stock are outstanding, respectively. The amount outstanding as of 2017 includes 850,000 shares of Series B Preferred stock issued to investors and 53,157 shares of Series B Preferred stock issued as part of the 8.0% annual dividend that is accrued and paid in-kind, as described below.

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

“BLANK CHECK” PREFERRED STOCK

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time up to an aggregate of 70,000,000 shares of preferred stock that is considered “blank check”. The blank check preferred stock shall be designed by the Board of Directors at the time of classification.

OPTIONS AND WARRANTS

During 2023, the Company issued 4,236,500 Employee Stock options under the current plan.  The individual option awards vest over a period of 1 to 7 years.

During 2023, the Company issued 330,000 warrants under the current plan.  The individual warrants vest on the grant date. The warrants have an exercise price between $1.00 and $1.81 and have an expiration date between September 13, 2023 and July 27, 2028.

During 2024, the Company issued 1,575,000 Employee Stock options under the current plan.  The individual option awards vest over a period of 1 to 10 years.

During 2024, the Company issued 100,000 warrants under the current plan.  The individual warrants vest on the grant date. The warrant has an exercise price of $0.54 and an expiration date of August 29, 2031.

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

Overview.

Our primary source of revenue through 2024 has been the sale of metallurgical coal and coal used in pulverized coal injection (PCI). Both metallurgical and PCI coal are essential building blocks in the steel manufacturing process.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. have been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts.

Results of Operations.

Year Ended December 31, 2024 compared to Year Ended December 31, 2023.

	For the Years Ended
	December 31,
	2024	2023	Change
Revenue
Coal sales	$15,002	$12,611,165	$(12,596,163)
Metal recovery and sales	108,535	66,552	41,983
Service fee revenue	99,960	-	99,960
Royalty income	159,737	556,682	(396,945)
Total revenue	383,234	13,234,399	(12,851,165)

Operating expenses (income)
Coal production and holdings costs	2,526,975	8,987,598	(6,460,623)
Accretion	991,520	1,015,563	(24,043)
Depreciation	2,735,972	2,323,431	412,541
Amortization of mining rights	1,543,226	1,222,686	320,540
General and administrative	21,024,382	10,670,358	10,354,024
Professional fees	2,625,898	1,542,175	1,083,723
Litigation expense	240,658	11,067,926	(10,827,268)
Production taxes and royalties	35,533	2,995,435	(2,959,902)
Development	2,148,132	11,313,837	(9,165,705)
Gain on sale of equipment	(400,000)	(1,529,408)	1,129,408
Total operating expenses	33,472,296	49,609,601	(16,137,305)

Net loss from operations	(33,089,062)	(36,375,202)	3,286,140

Other income (expense)
Earnings from equity method investees	(409,268)	(562,696)	153,428
Other income and (expense)	221,471	170,780	50,691
Interest income	1,101,578	30,229	1,071,349
Interest expense	(8,021,459)	(1,988,074)	(6,033,385)
Total other income (expenses), net	(7,107,678)	(2,349,761)	(4,757,917)

Net loss	(40,196,740)	(38,724,963)	(1,471,777)
Less: Non-controlling interest	87,814	197,555	(109,741)
Net loss attributable to AREC shareholders	$(40,108,926)	$(38,527,408)	$(1,581,518)

The following table summarizes the changes in revenue generating operations:

	For the Years Ended
	December 31,
	2024	2023	Change
Revenue
Coal sales	$15,002	$12.611.165	(12,596,163)
Metal recovery and sales	108,535	66,552	41,983
Service fee revenue	99,960	-	99,960
Royalty income	159,737	556,682	(396,945)
Total revenue	$383,234	$13,234,399	(12,851,165)

Revenues

Revenues for the 2024 and 2023 were $383,234 and $13,234,399, respectively. The primary drivers of the decrease were reductions in coal sales and royalty income. Declines were due to adverse market conditions and unfavorable pricing that led to our decision to suspend coal production activities beginning in 2023.

Our coal production businesses are located in the United States with our operations located in the Central Appalachian basin of eastern Kentucky and West Virgina. Our coal sales for 2024 and 2023 were all classified as metallurgical coal (“Met”) used for steel making.

For the year ended 2024, the Company had de minimis tons of coal sold to steel making end users.  For the year ended 2023, tons sold to steel making end users amounted to 67,373 tons with a realized sales price of $180.

The following table summarizes the changes in operating expenses (income):

	For the Years Ended
	December 31,
	2024	2023	Change
Operating expenses (income)
Coal production and holdings costs	$2,526,975	$8,987,598	(6,460,623)
Accretion	991,520	1,015,563	(24,043)
Depreciation	2,735,972	2,323,431	412,541
Amortization of mining rights	1,543,226	1,222,686	320,540
General and administrative	21,024,382	10,670,358	10,354,024
Professional fees	2,625,898	1,542,175	1,083,723
Litigation expense	240,658	11,067,926	(10,827,268)
Production taxes and royalties	35,533	2,995,435	(2,959,902)
Development	2,148,132	11,313,837	(9,165,705)
Gain on sale of equipment	(400,000)	(1,529,408)	1,129,408
Total operating expenses	$33,472,296	$49,609,601	(16,137,305)

Total operating expenses decreased in 2024 as compared to 2023. This decrease was primarily attributable to decreases in coal production and holdings costs, litigation expense, production taxes and royalties and development. These decreases were partially offset by increases in depreciation, amortization of mining, general and administrative and professional. General and administrative expenses primarily consist of contract labor, payroll, facility maintenance, stock-based compensation to employees and consultants, insurance and other routine operating costs. The decrease in our coal production and holding costs is aligned with the suspension of our coal production activities beginning in 2023.  The decrease in litigation expense is because in 2023, American Infrastructure recognized charges for certain litigation matters where the potential loss was assessed as probable in that year. The increase in general and administrative expenses is primarily attributable to the shift in our business from coal production to other activities including the development of RLMT technology for refining rare earth and battery elements.

The following table summarizes the changes in other income (expense):

	For the Years Ended
	December 31,
	2024	2023	Change
Other income (expense)
Earnings from equity method investees	$(409,268)	$(562,696)	153,428
Other income and (expense)	221,471	170,780	50,691
Interest income	1,101,578	30,229	1,071,349
Interest expense	(8,021,459)	(1,988,074)	(6,033,385)
Total other income (expenses), net	$(7,107,678)	$(2,349,761)	(4,757,917)

The increase in net other expense is primarily attributable to the net increase in interest expense driven by the WCC bonds being outstanding for the full twelve months of 2024 compared to approximately seven months in 2023 and the KCC bonds that were issued in March 2024.

Liquidity and Capital Resources.

Our primary sources of liquidity are derived from existing unrestricted cash, reimbursements from bond funds and other debt and capital proceeds. With the suspension of our coal production activities beginning in 2023 and the development stage of our new ReElement and Electrified Materials businesses through 2024, our sources of revenue in 2024 were primarily limited to royalty income and coal processing fees.  We anticipate our ReElement and Electrified Materials new businesses to achieve increasing revenues in 2025; however, we will continue to require cash flows from financing activities to support operations and the continued development of our new business models.

As of December 31, 2024, the company has a cash balance of $604,485 and a working deficit of $73,477,808. We expect to fund our liquidity requirements over the next 12 months primarily with cash on hand and additional debt and equity financing transactions.  If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may be required to rationalize our expenditures or slow down efforts to further develop our new business models. We do not have any credit lines currently available to fund our liquidity requirements.  Maintaining future liquidity is subject to significant uncertainties primarily related to the generation of revenues from our new business models at levels that surpass breakeven and the ability to obtain additional debt and equity financing.

Cash Flows

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

	Years Ended December 31,
	2024	2023
Consolidated statement of cash flow data:
Cash used in operating activities	$(22,225,352)	$(20,100,929)
Cash provided by (used in) investing activities	55,976	(1,350,249)
Cash provided by financing activities	146,661,482	45,835,111
Net change in cash and restricted cash	$124,492,106	$24,383,933

The $2,124,423 increase in cash used for operating activities was primarily due to a $1,471,777 increase in net loss and a $3,654,193 decrease in cash flow provided by changes in working capital offset by an increase of $3,001,547 in non-cash charges.

Cash provided by investing activities during 2024 was $55,976 compared to cash used in investing activities of $1,127,427 in 2023. The change was primarily due to purchases of property and equipment, net of capitalized interest income and (expense) of $1,059,062 offset proceeds from sales of equipment of $400,000 and proceeds from short-term investments of $715,038.

Cash provided by financing activities during 2024 was $146,661,482 compared to $45,612,289 in 2023. The change was due to proceeds from tax exempt bonds, net of $149,719,203, proceeds from convertible promissory note of $1,624,860, proceeds from exercise of stock option of $156,900, proceeds from warrant conversions of $32,339, proceeds received from other financing obligations of $2,493,819 offset by repayments of other financing obligations of $7,365,639.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate the concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

As of December 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2024:

Due to the Company’s insufficient number of staff performing accounting and reporting functions, there is a lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews among those tasked with preparing the financial statements, resulting in the need for adjustments.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2024, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2024 that have materially affected the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following individuals serve as our executive officers and members of our board of directors as of December 31, 2024:

Name	Age	Positions

Mark C. Jensen	45	Chief Executive Officer, Chairman of the Board of Directors
Thomas M. Sauve	46	President, Director
Kirk P. Taylor	46	Chief Financial Officer
Tarlis R. Thompson	42	Chief Operating Officer
Josh Hawes	39	Independent Director
Gerardine Botte, PH.D.	53	Independent Director
Courtenay O. Taplin	73	Independent Director

Mark C. Jensen (age 45) – Chief Executive Officer

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

Thomas M. Sauve (age 46) – President

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

Kirk Taylor, CPA (age 45) – Chief Financial Officer

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

Tarlis R. Thompson (age 42) – Chief Operating Officer

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

Josh Hawes – Director

Josh Hawes is an Independent Board Director at American Resources Corporation (AREC). He brings over 15+ years of leadership experience, specializing in commodities, buy-side/sell-side investments, and advanced technologies, to assist AREC with its capital markets plan and corporate strategy. He has a vast knowledge of capital markets integration with strategic vision and vertical integration. Josh is currently the chair of the Audit and Compensation committees for AREC. His prior experience includes chief strategy officer of USA Rare Earth, CEO of Delta1x and Hawking Alpha. Hawes holds licenses spanning commodities, investment banking, public, and private securities, including Series 3, 63, 65, 7, 79, 82, and SIE. As well, Josh holds several professional designations, such as Wharton Business School’s Corporate Governance program certificate, “Maximizing Your Effectiveness in the Boardroom,” and University of Cambridge Judge Business School, “Circular Economy and Sustainability Strategies.” He is also holder of the Chartered Market Technician, Certified Hedge Fund Professional, and Qualified Family Office Professional    A Wireless Software Engineering graduate from Auburn University. The Board nominated Josh to serve as a director because of his experience and relationships in the critical minerals sector, banking sector and his experience in growth businesses. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(I)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Mark C. Jensen, (1) CEO	2024	375,000	-0-	-0-	378,000	-0-	-0-	-0-	753,000
	2023	375,000	-0-	-0-	1,221,000	-0-	-0-	-0-	1,596,000

Thomas M. Sauve, (2) President	2024	300,000	-0-	-0-	207,000	-0-	-0-	8.417	515,417
	2023	300,000	-0-	-0-	915,750	-0-	-0-	8,074	1,223,824

Kirk P. Taylor, (3) CFO	2024	300,000	-0-	-0-	-0-	-0-	-0-	26,363	326,363
	2023	300,000	-0-	-0-	574,500			25,298	899,798

Tarlis R Thompson, (4) COO	2024	197,837	-0-	-0-	-0-	-0-	-0-	26,699	224,536
	2023	197,837	-0-	-0-	-0-	-0-	-0-	-0-	197,837

_____________

(1)

On October 1, 2020, the Company entered into an employment agreement, beginning January 1, 2021 and expiring on December 31, 2021, with Mr. Jensen increasing base pay to $250,000 and carrying certain performance bonuses which would be awarded by the board of directors. 60,976 options were issued under the new contract and vest immediately. 25,000 Options issued on January 28, 2021 and 450,000 Options were issued on December 13, 2021. On November 23, 2021, the Company entered into an employment agreement, beginning January 1, 2024 and expiring on December 31, 2024, with Mr. Jensen increasing base pay to $375,000 any carrying certain performance bonuses which would be awarded by the board of directors and stock options totaling 150,000. The Company issued 800,000 and 300,000 stock options in 2023 and 2024, respectively. The value in the option awards represents Black-Scholes Option Pricing Model fair market value.  No bonus was awarded during 2023 and 2024.

(2)

On October 1, 2020, the Company entered into an employment agreement with Mr. Sauve increasing base pay to $200,000 and carrying certain performance bonuses which would be awarded by the board of directors. 49,342 options were issued under the new contract and vest immediately. 25,000 Options issued on January 28, 2021 and 275,000 Options were issued on December 13, 2021.  On November 23, 2021, the Company entered into an employment agreement, beginning January 1, 2024 and expiring on December 31, 2024, with Mr. Sauve increasing base pay to $300,000 any carrying certain performance bonuses which would be awarded by the board of directors and stock options totaling 100,000. The Company issued 625,000 and 225,000 stock options in 2023 and 2024, respectively. The value in the option awards represents Black-Scholes Option Pricing Model fair market value. No bonus was awarded during 2023 and 2024. During 2024 and 2023, other compensation totaling $8,417 and $8,074 included health insurance reimbursement.

(3)

On October 1, 2020, the Company entered into an employment agreement with Mr. Taylor increasing base pay to $200,000 and carrying certain performance bonuses which would be awarded by the board of directors. 49,342 options were issued under the new contract and vest immediately. 25,000 Options issued on January 28, 2021 and 100,000 Options were issued on December 13, 2021. On November 23, 2021, the Company entered into an employment agreement, beginning January 1, 2024, and expiring on December 31, 2024, with Mr. Taylor increasing base pay to $300,000 any carrying certain performance bonuses which would be awarded by the board of directors and stock options totaling 100,000. The Company issued 450,000 and 0 stock options in 2023 and 2024, respectively. The value in the option awards represents Black-Scholes Option Pricing Model fair market value. No bonus was awarded during 2024 and 2023. During 2024 and 2023, other compensation totaling $26,363 and $25,298 included health insurance reimbursement.

(4)

There is no employment agreement in place for Mr. Thompson. 0 Options were issued during 2024. The value in the option awards represents Black-Scholes Option Pricing Model. During 2024 and 2023, other compensation totaling $26,699 and $0 included health insurance reimbursement.

Director Compensation

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and principal position		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mark C. Jensen (1)	2024	-0-	-0-	378,000	-0-	-0-	-0-	378,000
	2023	-0-	-0-	1,221,000	-0-	-0-	-0-	1,221,000

Thomas M. Sauve (2)	2024	-0-	-0-	207,000	-0-	-0-	-0-	207,000
	2023	-0-	-0-	915,750	-0-	-0-	-0-	915,750

Courtenay O. Taplin (3)	2024	-0-	-0-	134,597	-0-	-0-	-0-	134,597
	2023	-0-	-0-	292,500	-0-	-0-	-0-	292,500

Michael Layman (4)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	1,132,500	-0-	-0-	-0-	1,132,500

Dr. Gerardine Botte (5)	2024	-0-	-0-	193,500	-0-	-0-	-0-	193,500
	2023	-0-	-0-	292,500	-0-	-0-	-0-	292,500

Josh Hawes (6)	2024	-0-	-0-	320,000	-0-	-0-	-0-	320,000
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

___________

(1)

The value of the Option Award to Directors in Column (d) represents the fair market value of the stock options awarded using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the stock options to the option holder. During 2024 and 2023, 800,000 and 300,000 of options were issued to Mr. Jensen, respectively.

(2)

The value of the Option Award to Directors in Column (d) represents the fair market value of the stock options awarded using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the stock options to the option holder. During 2024 and 2023, 625,000 and 225,000 of options were issued to Mr. Sauve, respectively.

(3)

Mr. Taplin was appointed as a director on November 15, 2018. The value of the Option Award to Directors in Column (d) represents the fair market value of the stock options awarded using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the stock options to the option holder. During 2024 and 2023, 150,000 and 150,000 options were issued to Mr. Taplin for his service on the board, respectively.

(4)

Mr. Layman was appointed as a director on July 16, 2020. The value of the Option Award to Directors in Column (d) represents the fair market value of the stock options awarded using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the stock options to the option holder. During 2024 and 2023, 0 and 750,000 options were issued to Mr. Layman, respectively.

(5)

Dr. Botte was appointed as a director on November 23, 2020. The value of the Option Award to Directors in Column (d) represents the fair market value of the stock options using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the stock options to the option holder. During 2024 and 2023, 150,000 options were issued to Dr. Botte for her service on the board.

(6)	Mr. Hawes was appointed as a director on August 16, 2023. During 2024, 250,000 options were issued to Mr. Hawes for his service on the board and chair of the audit and compensation committees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Employment Agreements

Except for our Chief Operating Officer, we have employment agreements with the Named Executive Officers that provide for the base salaries and a discretionary annual performance bonus of up to three times their annual base salary, plus potential participation in the Company’s Employee Incentive Stock Option Plan. The payment of such bonus and/or incentive stock options shall be in the sole discretion of the Company’s Board of Directors. The in-place contracts we effective beginning January 1, 2024 and expired December 31, 2024 with one year automatic extensions effective through December 31, 2024.

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
•

June 28, 2022 to purchase up to 300,000 shares of our Company at $1.52 per share. Those options vest over 5 years.

July 27, 2022 to purchase up to 100,000 shares of our Company at $1.94 per share. Those options vest over 2 years.

•

January 1, 2023 to purchase 150,000 shares of our Company at $1.32 per share. Those options vest over 4.25 years.

April 19, 2023 to purchase 350,000 shares of our Company at $1.29 per share. Those options vest over 5 years.

July 18, 2023 to purchase 300,000 shares of our Company at $1.95 per share. Those options vest over 5.25 years.

February 8, 2024 to purchase 50,001 shares of our Company at $1.29 per share. Those options vest over 1 years.

February 8, 2024 to purchase 249,999 shares of our Company at $1.29 per share. Those options vest over 5.25 years.

- President:

•	November 23, 2020 to purchase up to 70,732 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•	December 13, 2021 to purchase up to 275,000 shares of our Company at $1.74 per share. Those options vest over 7 years.
•

June 28, 2022 to purchase up to 175,000 shares of our Company at $1.52 per share. Those options vest over 3 years.

July 27, 2022 to purchase up to 100,000 shares of our Company at $1.94 per share. Those options vest over 2 years.

•

January 1, 2023 to purchase 100,000 shares of our Company at $1.32 per share.  Those options vest over 4.25 years.

April 19, 2023 to purchase 350,000 shares of our Company at $1.29 per share.  Those options vest over 5 years.

July 18, 2023 to purchase 175,000 shares of our Company at $1.95 per share.  Those options vest over 4.75 years.

February 8, 2024 to purchase 175,000 shares of our Company at $1.29 per share.  Those options vest over 4.75 years.

August 29, 2024 to purchase 50,000 shares of our Company at $0.54 per share. Those options vest over 3 years.

- Chief Financial Officer:

•	November 23, 2020 to purchase up to 45,732 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•	December 13, 2021 to purchase up to 100,000 shares of our Company at $1.74 per share. Those options vest over 7 years.
•	July 27, 2022 to purchase up to 100,000 shares of our Company at $1.94 per share. Those options vest over 2 years.
•

January 1, 2023 to purchase 100,000 shares of our Company at $1.32 per share.  Those options vest over 4.25 years.

April 19, 2023 to purchase 350,000 shares of our Company at $1.29 per share.  Those options vest over 5 years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2024, the number of shares of our Class A Common Stock and Series A Convertible Preferred Stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock and our Convertible Preferred Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days under any contract, option or warrant. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise specified, the address of each beneficial owner listed in the tables is c/o American Resources Corporation, 12115 Visionary Way, Fishers, IN 46038.

Name and Address of Shareholder	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned

Golden Properties, Ltd. (2) (3)	9,102,246	11.67%
White River Ventures LLC (2) (4)	5,145,396	6.59%
Midwest General Investment Company LLC (2) (5)	4,399,501	5.63%

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

(2)	Based on 78,017,047 shares of Common Stock deemed to be outstanding as of December 31, 2024. This percentage has been rounded for convenience;

(3)

Golden Properties, Ltd. is the owner of several Company common stock warrants for the purchase of shares of our Common Stock, which warrants are exercisable at such company’s discretion, subject to the following limitation on amount. The warrant agreements provide that at no time may Golden Properties, Ltd. or its affiliates exercise any warrant that would result in their ownership of more than 9.99% of the issued and outstanding shares of our Common Stock on the date of exercise. Additionally, as of December 31, 2024 Alexander Lau, who is a principal of Golden Properties and a beneficial owner through Golden Properties and a beneficial owner through TAU Holdings LTD., is believed to be a holder of 199,373 Class A Common shares. Accordingly, Golden Properties, Ltd. is presently deemed the beneficial owner of 9,102,246 shares of our Common Stock pursuant to Securities and Exchange Commission Rule 13d-3, promulgated under the Securities Exchange Act of 1934.

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

Name	Number of Shares of Series A Preferred Stock Beneficially Owned (4)	Percent of Series A Preferred Stock Owned (5)	Common Stock Beneficially Owned (4)	Percent of Common Stock Beneficially Owned (6)

Officers and Directors

Mark C. Jensen, (7) Chief Executive Officer, Director	-	0%	89,981	0.13%

Thomas M. Sauve, (8) President, Director	-	0%	59,988	0.09%

Kirk P. Taylor, Chief Financial Officer	-	0%	1,624,883	2.08%

Tarlis R. Thompson, Chief Operating Officer	-	0%	163,170	0.00%

All Directors and Officers as a Group (4 persons)	-	0%	1,938,022	2.30%

5% Holders			23,980,108	32.35%

All Directors, Officers and 5% Holders as a Group (5 persons)	-	0%	35,535,027	34.65%

____________

(4)

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 31, 2024, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised;

(5)	Based on 0 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2024;

(6)	Based on 78,213,454 Class A Common Stock outstanding as of December 31, 2024. These percentages have been rounded for convenience;

(7)	Mr. Jensen beneficially owns 89,981 shares of our Class A Common Stock through his equity ownership in Westside Advisors LLC,.

(8)	Mr. Sauve beneficially owns 59,988 shares of our Class A Common Stock through his equity ownership in T Squared Capital LLC and Westside Advisors LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

Royalty Management Co.

During January 2021, the company invested $2,250,000 for 50% ownership and became the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is the primary beneficiary, therefore AOV has been consolidated into the Company’s financial statement. As such, AOV’s sole investment in Royalty Management Co (RMCO) will be accounted for using the equity method of accounting. The sole investment was initially in American Acquisition Opportunity Inc (AMAO) a SPAC that closed its reverse merger with RMCO effective October 31, 2023. The Company recognizes the earnings or losses on a three-month lag to ensure consistency and timely filling of the Company’s financial statements. As of December 31, 2023 and 2024 the Company held 3,076,500 shares of Class A common stock in RMCO.

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

As of December 31, 2024 and 2023, the carrying value of the investment was $0 and $1,598,480, respectively.

FUB Mineral LLC

On October 1, 2021, the Company contributed $250,000 for 23% ownership of FUB Mineral LLC (FUB). Simultaneously the Company issued a promissory note FUB for $350,000, this note was fully repaid as of April 15, 2022. On February 2, 2022, the Company issued a new promissory note for $535,000 to FUB with an interest rate of 10% and maturity date of February 1, 2023, which has been extended by the Company through the end of August 2024. As of December 31, 2024 and 2023, the Company had a note receivable balance of $0 and $99,022, respectively. The Company recorded an allowance for the full remaining balance of the note receivable as it was doubtful to receive payment as of December 31, 2024.

Advanced Magnet Lab, Inc

On December 21, 2022 the Company issued a convertible promissory note to Advanced Magnet, Inc. (“AML”) for $280,000 with 10% interest rate that compounds monthly. The Company’s Chief Executive Officer is the director of AML. The convertible promissory note may be prepaid at any time. The Company has the option to convert the principal amounts of the convertible promissory note at a share price of $1.50 per share. The Company has not recorded any interest income related to this note due to the income deemed not probable and has held the investment at cost, which the Company expects to receive common stock upon conversion for the value of the principal balance. As of December 31, 2024 and 2023, the Company had a note receivable balance of $280,000.

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

Item 14. Principal Accounting Fees and Services.

On May 10, 2024, the Audit Committee approved the appointment of GBQ Partners LLC (“GBQ”) as the Company’s new independent public accounting firm, effective immediately.  During the Company’s two most recent fiscal years, and any subsequent interim period prior to engaging GBQ, neither the Company, nor anyone on its behalf, consulted GBQ regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by GBQ that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The following is a summary of fees paid or to be paid to GBQ Partners LLC and B.F. Borgers CPA, PC, for services rendered for the years ended December 31, 2024 and 2024.

	2024	2023
Audit fees - GBQ Partners LLC	212,541	173,000
Audit related fees - GBQ Partners LLC	$24,000	$-
Audit fees – BF Borgers, PC	-	200,000
Audit related fees – BF Borgers, PC	-	10,000
All other fees	236,541	383,000

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

Exhibit Number	Description	Location Reference

3.1	Articles of Incorporation of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.2	Amended and Restated Articles of Incorporation of NGFC Equities Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s 8k filed on February 25, 2015.
3.3	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K on February 21, 2017.
3.4	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 24, 2017.	Incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q, filed with the SEC on February 20, 2018.
3.5	Bylaws of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.6	Bylaws, of NGFC Equities Inc., as amended and restated.	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8k filed on February 25, 2015.
3.7	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated November 8, 2018.	Filed as Exhibit 99.1 to the Company’s 8k filed on November 13, 2018, incorporated herein by reference.
3.8	Bylaws of American Resources Corporation, as amended and restated	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
4.1	Common Stock Purchase Warrant “B-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.1 to the Company’s 8k filed on October 11, 2017.
4.2	Common Stock Purchase Warrant “C-1” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.2 to the Company’s 8k filed on October 11, 2017.
4.3	Common Stock Purchase Warrant “C-2” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.3 to the Company’s 8k filed on October 11, 2017.
4.4	Common Stock Purchase Warrant “C-3” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.4 to the Company’s 8k filed on October 11, 2017.
4.5	Common Stock Purchase Warrant “C-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.5 to the Company’s 8k filed on October 11, 2017.
4.6	Promissory Note for $600,000.00 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.6 to the Company’s 8k filed on October 11, 2017.
4.7	Promissory Note for $1,674,632.14 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.7 to the Company’s 8k filed on October 11, 2017.
4.8	Loan Agreement for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on January 3, 2019.
4.9	Promissory Note for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on January 3, 2019.
4.10	Share and Warrant Purchase Agreement	Incorporated herein by refence to Prospectus filed August 23, 2019
4.11	Share and Warrant Purchase Agreement	Incorporated herein by refence to Prospectus filed October 9, 2020
4.12	Share and Warrant Purchase Agreement	Incorporated herein by refence to Prospectus filed June 8, 2021
10.1	Secured Promissory Note	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 15, 2018.
10.2	Security Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 15, 2018.
10.3	Pledge Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on May 15, 2018.
10.4	Guaranty Agreement	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on May 15, 2018.
10.5	Bill of Sale	Incorporated herein by reference to Exhibit 99.5 to the Company’s 8k filed on May 15, 2018.
10.6	Sublease Agreement Between Colonial Coal Company, Inc. and McCoy Elkhorn Coal LLC	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 1, 2018
10.7	Interim Operating Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 1, 2018
10.8	Consolidated and Restated Loan and Security Agreement dated October 4, 2017	Incorporated herein by reference to Exhibit 10.1 to the Company’s 8k filed on October 11, 2017
10.9	Asset Purchase Agreement between Wyoming County Coal LLC and Thomas Shelton dated November 7, 2018	Incorporated herein by reference to Exhibit 10.9 to the Company’s registration statement filed on February 14, 2019.

10.10	Asset Purchase Agreement between Wyoming County Coal LLC and Synergy Coal, LLC dated November 7, 2018	Incorporated herein by reference to Exhibit 10.10 to the Company’s registration statement filed on February 14, 2019.
10.11	Security Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on January 3, 2019.
10.12	Purchase Order	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on January 3, 2019.
10.13	Employment Agreement with Mark C. Jensen	Incorporated herein by reference Form 8-K filed on November 25, 2020.
10.14	Employment Agreement with Thomas M. Sauve	Incorporated herein by Form 8-K filed on November 25, 2020.
10.15	Employment Agreement with Kirk P. Taylor	Incorporated herein by reference Form 8-K filed on November 25, 2020.
10.16	Employee Stock Option Plan	Incorporated herein by reference to Exhibit 10.16 to the Company’s registration statement filed on February 14, 2019.
10.17	Letter of Intent	Incorporated herein by reference to Exhibit 10.17 to the Company’s registration statement filed on February 14, 2019.
10.18	Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.18 to the Company’s registration statement filed on February 14, 2019.
10.19	Share Exchange Agreement to replace Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.19 to the Company’s registration statement filed on February 14, 2019.
14.1	Code of Conduct	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
14.2	Financial Code of Ethics	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on November 13, 2018.
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

Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
95.1	Mine Safety Disclosure pursuant to Regulation S-K, Item 104	Filed Herewith.
97.1	Compensation Clawback Policy	Filed Herewith

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	May 19, 2025
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	May 19, 2025
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	May 19, 2025
Kirk P. Taylor

/s/ Thomas M. Sauve	Director, President	May 19, 2025
Thomas M. Sauve

/s/ Josh Hawes	Director	May 19, 2025
Josh Hawes

/s/ Gerardine Botte	Director	May 19, 2025
Gerardine Botte, PHD

/s/ Courtenay O. Taplin	Director	May 19, 2025
Courtenay O. Taplin

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

AMERICAN RESOURCES CORPORATION

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

American Resources Corporation

Fishers, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Resources Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GBQ Partners LLC

GBQ Partners LLC (PCAOB ID #1808)

Columbus, Ohio

May 19, 2025

We have served as the Company's auditor since 2024.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$604,485	$1,318,854
Restricted cash - current	2,353,473	28,034,496
Restricted investment	4,500,000	4,500,000
Short-term investments	587,357	1,347,907
Due from related party	1,081,243	741,243
Interest receivables	85,991	-
Receivables	6,675	-
Inventories	959,989	129,991
Prepaid expenses and other current assets	1,145,826	1,729,651
Total current assets	11,325,039	37,802,142

Non-current assets:
Restricted cash	152,408,910	1,521,412
Property and Equipment, net	17,438,543	20,658,679
Right-of-use assets, net	712,352	797,202
Right-of-use assets, net - related party	1,735,407	89,419
Finance – right-of-use asset, net – related party	19,407,504	-
Investment in other entities - related parties	1,706,244	3,477,300
Notes receivable, net	280,000	379,022
Total Assets	$205,013,999	$64,725,176
Liabilities and Deficit
Current liabilities:
Trade payables	$4,247,649	$3,372,106
Non-trade payables	968,970	949,942
Accounts payable - related party	9,014,288	4,431,104
Accrued expenses	606,941	311,809
Accrued litigation settlements	14,343,928	14,103,270
Accrued interest	2,131,042	485,431
Other current liabilities	100,000	100,000
Bond payable, current	43,636,752	43,535,159
Current portion of long-term debt	2,077,328	2,140,328
Operating lease liabilities, current	91,576	77,656
Operating lease liabilities, current - related party	727,371	11,138
Finance lease - related party, current	363,296	-
Other financing obligations, current	6,493,706	7,488,333
Total current liabilities	84,802,847	77,006,276

Non-current liabilities:
Remediation liability	22,279,905	21,288,385
Bond payable, net	149,729,753	-
Convertible promissory note - related party	2,111,416	486,556
Other financing obligations, net of current portion	6,222,602	10,099,795
Operating lease liabilities, non-current	677,168	771,183
Operating lease liabilities, non-current - related party	1,381,455	78,280
Finance lease - related party, non-current	19,718,597	-
Total liabilities	286,923,743	109,730,475

Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 77,996,079 and 76,247,370 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	7,802	7,627
Additional paid-in capital	186,407,169	181,753,261
Accumulated deficit	(266,763,049)	(225,292,335)
Total stockholders' deficit	(80,348,078)	(43,531,447)
Non-controlling interest	(1,561,666)	(1,473,852)
Total deficit	(81,909,744)	(45,005,299)
Total liabilities and stockholders' deficit	$205,013,999	$64,725,176

  The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
Revenue
Coal sales	$15,002	$12,611,165
Metal recovery and sales	108,535	66,552
Service fee revenue	99,960	-
Royalty income	159,737	556,682
Total revenue	383,234	13,234,399

Operating expenses (income)
Cost of coal sales and processing	2,526,975	8,987,598
Accretion	991,520	1,015,563
Depreciation	2,735,972	2,323,431
Amortization of mining rights	1,543,226	1,222,686
General and administrative	21,024,382	10,670,358
Professional fees	2,625,898	1,542,175
Litigation expense	240,658	11,067,926
Production taxes and royalties	35,533	2,995,435
Development	2,148,132	11,313,837
Gain on sale of equipment	(400,000)	(1,529,408)
Total operating expenses	33,472,296	49,609,601

Net loss from operations	(33,089,062)	(36,375,202)

Other income (expense)
Losses from equity method investees, net	(409,268)	(562,696)
Other income, net	221,471	170,780
Interest income	1,101,578	30,229
Interest expense	(8,021,459)	(1,988,074)
Total other income (expenses)	(7,107,678)	(2,349,761)

Net loss	(40,196,740)	(38,724,963)
Less: non-controlling interest	87,814	197,555
Net loss attributable to AREC shareholders	$(40,108,926)	$(38,527,408)

Net loss per share - basic and diluted	$(0.52)	$(0.51)

Weighted average shares outstanding - basic and diluted	77,222,990	75,144,374

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

DECEMBER 31, 2024 AND 2023

	Common Stock		Additional			Non-
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Deficit	controlling interest	Total
Balance as of December 31, 2022	66,777,620	$7,627	$168,099,637	$(186,764,927)	$(18,658,610)	$(1,276,297)	$(19,934,907)
Issuance of common shares for convertible debt conversion	9,420,730	942	9,787,000	-	9,787,942	-	9,787,942
Stock compensation - options	-	-	3,766,629	-	3,766,629	-	3,766,629
Issuance of common shares for consulting services	49,020	5	99,995	-	100,000	-	100,000
Net loss	-	-	-	(38,527,408)	(38,257,408)	(197,555)	(38,724,963)
Balance as of December 31, 2023	76,247,370	$7,627	$181,753,261	$(225,292,335)	$(43,531,447)	(1,473,852)	(45,005,299)
Exercise of cashless warrants	871,620	87	(87)	-	-	-	-
Exercise of stock options	148,000	15	156,885	-	156,900	-	156,900
Issuance of common shares for consulting services	30,000	3	43,797	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	-	(1,361,788)	(1,361,788)	-	(1,361,788)
Exercise of warrants	30,799	3	32,336	-	32,339	-	32,339
Issuance of common shares for consulting services	72,500	7	99,768	-	99,775	-	99,775
Stock compensation – options	-	-	3,725,484		3,725,484		3,725,484
Common stock issued to settle accounts payable and accrued expenses	595,790	60	595,725		595,785		595,785
Net loss	-	-	-	(40,108,926)	(40,108,926)	(87,814)	(40,196,740)
Balance as of December 31, 2024	77,996,079	7,802	186,407,169	(266,763,049)	(80,348,078)	(1,561,666)	(81,909,744)

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Cash Flows from Operating activities:
Net loss	$(40,196,740)	$(38,724,963)
Adjustments to reconcile net loss to net cash
Noncash stock-based compensation expense	3,725,484	3,766,629
Depreciation expense	2,735,972	2,323,431
Amortization of mining rights	1,543,226	1,222,686
Accretion expense	991,520	992,749
Amortization of right-to-use assets - related party	823,627	-
Amortization of issuance costs and debt discount	112,143	59,271
Investment in other entities - related parties, net	409,268	562,696
Gain on sale of equipment	(400,000)	(1,625,000)
Issuance of common shares for services	143,575	100,000
Allowance for losses on due from related party	190,000	-
Allowance for losses on note receivable	99,022	-
Unrealized gain on short-term investments	45,514	15,342

Change in current assets and liabilities:
Interest receivable	(85,991)	-
Receivables	(6,675)	660,756
Due from related party	(530,000)	(352,243)
Inventories	(829,998)	316,699
Prepaid expenses and other current assets	583,825	(942,557)
Trade and non-trade payable	1,411,878	(3,118,438)
Accounts payable related party	4,583,184	(253,128)
Accrued expenses	295,132	311,809
Accrued litigation settlements	240,658	14,103,270
Accrued interest	1,661,089	377,306
Other current liabilities	-	100,000
Operating lease assets and liabilities, net	4,755	2,756
Operating lease assets and liabilities, net - related party	224,180	-
Cash used in operating activities	(22,225,352)	(20,100,929)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	(1,059,062)	(3,616,866)
Proceeds from sale of equipment	400,000	1,625,000
Proceeds from short-term investments, net	715,038	641,617
Cash provided by (used in) investing activities	55,976	(1,350,249)

Cash Flows from Financing activities:
Proceeds from tax exempt bonds, net	149,719,203	43,475,888
Proceeds from convertible promissory note	1,624,860	486,556
Proceeds from the exercise of stock option	156,900	-
Proceeds received from other financing obligation	2,493,819	7,733,231
Cash received from warrant conversions	32,339	-
Repayment on current portion of long-term debt	-	222,822
Repayments of other financing obligation	(7,365,639)	(6,083,386)
Cash provided by financing activities	146,661,482	45,835,111

Increase in cash	124,492,106	24,383,933
Cash and cash equivalents, including restricted cash, beginning of period	30,874,762	10,990,829
Cash and cash equivalents, including restricted cash, end of period	$155,366,868	$35,374,762

SUPPLEMENTAL CASH FLOW INFORMATION

Common stock issued to settle accounts payable and accrued expenses	$595,785	$-
Dividend-in-kind of Novustera, Inc. common stock to shareholders	$1,361,788	$-
Acquisition of assets through operating leases - related party	$1,897,736	$-
Acquisition of assets through finance lease - related party	$19,786,394	$-
Conversion of convertible debt into common stock	$-	$9,787,423

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

A.RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

The Company has identified certain accounting errors in the Company’s historical consolidated financial statements relating to compliance with U.S. GAAP. As a result of the re-audit, the Audit Committee, in consultation with the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2023, require restatement and should not be relied upon.

The following includes descriptions of the significant adjustments to the Company’s previously reported 2023 consolidated financial statements.

1. Treasury bills and mutual fund reclassification

Treasury bills and mutual fund investments were incorrectly classified as cash and cash equivalents versus short-term investments on the balance sheets and the change in fair value of the investments was not recognized in the statement of operations. The adjustment corrects these matters.

2. Restricted investment reclassification

Cash balances in the WCC bond fund balances were classified as short-term investments on the balance sheets. The adjustment reclassifies the WCC bond fund balances to restricted cash.

3. Due from related party reclassification

A note receivable balance related to a working capital loan issued to American Acquisition Opportunity Inc was written off. However, the note was supported by Royalty Management Holding Corp., a related party, who has committed to issue shares of its stock if required to fulfill the obligation. The adjustment re-establishes the note receivable on the balance sheet and reverses the charge previously recognized in the statement of operations.

4. Coal inventory cost basis adjustment

A lower of cost or realizable value adjustment was not recorded for coal inventory as of December 31, 2023. The carrying value has been decreased by this adjustment with the offsetting charge recognized in operating expenses.

5. Failed leaseback adjustment

Certain fixed assets under the Maxus lease agreements were incorrectly recorded as a sale and lease-back arrangement, resulting in the removal of the assets from the balance sheet and recognition of a gain on sale. This adjustment reinstates the fixed assets and derecognizes the right of use assets and related finance lease liabilities previously recorded. Additionally, the previously recorded finance lease liabilities have been reclassified as Other Financing Obligations on the balance sheet.

6. Operating lease recognition adjustment

An operating lease was previously not recognized on the balance sheet and accounted for under ASC 842, Leases. The adjustment recognizes this operating lease under the provisions of ASC 842.

7. Equity investment accounting adjustment

There were accounting errors determined in with respect to equity investments, Adjustments have been applied to the Company’s equity investment in Novusterra, which was initially recorded at a derived value rather than fair market value (FMV). Additionally, the equity investment in SPAC American Acquisition Opportunity Inc. (AAO) was incorrectly carried at its cost basis without reflecting changes in earnings. An adjustment was made to account for AAO on the equity method of accounting.

8. Advanced Magnet Lab, Inc. loan reclassification

A note receivable from Advanced Magnet Lab, Inc. was incorrectly classified as Investment in Other Entities - Related Party on the balance sheet. An adjustment was recognized to reclassify this item to notes receivable on the balance sheet.

9. Accrued litigation settlement

Certain amounts accrued under ongoing litigation matters were classified in trade, non-trade or related party accounts payable rather more appropriately classified on the balance sheet as accrued expenses or accrued litigation settlements. The Company incorrectly included an accrued litigation settlement in the balance, alongside certain invoices that had not been accounted for. These amounts have been reclassified on the balance sheet to accrued litigation settlements.

10. Accrued expenses and settlement adjustments

In connection with our 2024 audit and the re-audit of the 2023 financial statements, legal letter responses were requested and received from attorneys representing the Company with various litigation matters. Based on those responses, the Company concluded a loss was probable and reasonably estimated under Statement of Financial Accounting Standards No. 5. It was also concluded that the status of these litigation cases as of December 31, 2023 supported that a potential loss was probable at that date. Accordingly, adjustments were recognized to record the reserve for these potential litigation losses as of December 31, 2023.

11. Borrowings for equipment adjustment

Certain expenditures for equipment were paid for by the issuance of notes rather than cash. For these items, the notes payable to various parties and the related fixed assets obtain were not recognized on the balance sheet. This adjustment recognizes the omitted borrowings and fixed assets on the balance sheet with corresponding adjustments to depreciation expense for the use of the equipment upon installment.

12. Missed invoices and accrued expenses adjustment

Various expenses incurred prior to December 31, 2023 were not recognized in the proper period. This adjustment recognizes the required December 31, 2023 accrual with a corresponding charge to operating expenses.

To correct the error, the Company adjusted its equity investments to reflect the appropriate earnings impact, ensuring accurate financial statement presentation.

13. Bond balance reclassification

Based on the review of the terms, provisions and covenants under the WCC Bond, it was determined that the Company was not in compliance with certain provisions with those matters dating back to December 31, 2023. The assessment was that these compliance issues could be deemed an event of default which then could lead to the acceleration of maturity. Accordingly, the outstanding balance was reclassified to a current liability on the balance sheet.

14. Non-controlling interest recognition adjustment

Non-controlling interests were previously not recognized for those subsidiaries that the Company does not wholly own. This adjustment records the non-controlling interest in minority ownership in various subsidiaries.

15. Prepaid deposit removal adjustment

Certain prepaid deposits were refunded to the Company. However, the deposit amount recognized in the balance sheet was not de-recognized upon the Company’s receipt of such funds. The adjustment de-recognizes the deposits from the balance sheet and reverses the income recognized in the statement of operations that had been recorded when the funds were returned to the Company.

16. Black-Scholes calculation adjustment

An acceptable valuation model, such as the Black-Scholes model was not utilized to determine the fair value of equity awards granted. Black-Scholes calculations have now been used to determine the fair value of the equity awards. This adjustment has been made to reflect the appropriate fair value of the equity awards.

17. Forfeited deposit recognition adjustment

A deposit was received from a potential buyer of equipment from the Company. The potential transaction was ultimately not executed resulting in forfeiture of the deposit by the potential buyer. Upon forfeiture of the deposit, the Company did not de-recognize the deposit liability on the balance sheet and recognize the benefit to the statement of operations. This adjustment de-recognizes the deposit liability from the balance sheet and recognizes the income in the statement of operations.

18. Taxes and royalties reclassification

Certain taxes and royalties were classified in the statement of operations as development costs not accurately reflecting their nature. This adjustment reclassifies these expenditures to the correct expense classification in the statement of operations.

* Represents revision for immaterial error correction

The following tables summarize the effect of the restatement on each financial statement line item in the consolidated financial statements.

Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated	Reference
Cash and cash equivalents	$2,666,638	$(1,347,784)	$1,318,854	1
Restricted cash - current	-	28,034,496	28,034,496	13
Restricted investment	-	4,500,000	4,500,000	2
Short-term investments	30,297,204	(28,949,297)	1,347,907	2
Due from related party	-	741,243	741,243	3
Inventories	54,000	75,991	129,991	4
Prepaid expenses and other current assets	1,867,651	(138,000)	1,729,651	15
Total current assets	34,885,493	2,916,649	37,802,142

Restricted cash	6,798,029	(5,276,617)	1,521,412	13
Property and Equipment, net	15,337,004	5,321,675	20,658,679	5
Right-of-use assets, net	18,276,913	(17,479,711)	797,202	5
Right-of-use assets, net - related party	-	89,419	89,419	6
Investment in other entities - Related Parties	18,780,000	(15,302,700)	3,477,300	7
Notes Receivable, net	99,022	280,000	379,022	8
Total assets	$94,176,461	$(29,451,285)	$64,725,176

Trade payables	$6,709,224	$(3,337,118)	$3,372,106	9, 11
Non-trade payables	2,607,942	(1,658,000)	949,942	9
Accounts Payable - Related Party	2,371,697	2,059,407	4,431,104	9, 3
Accrued expenses	-	311,809	311,809	10, 11
Accrued litigation settlements	-	14,103,270	14,103,270	9, 10
Accrued interest	512,558	(27,127)	485,431	*
Other current liabilities	200,000	(100,000)	100,000	18
Bond payable, current	-	43,535,159	43,535,159	14
Current portion of long-term debt	804,656	1,335,672	2,140,328	11
Operating lease liabilities, current	57,663	19,993	77,656	*
Operating lease liabilities, current - related party	-	11,138	11,138	*
Finance lease - related party, current	4,806,822	(4,806,822)	-	5
Other financing obligations, current	-	7,488,333	7,488,333	5
Total current liabilities	18,070,562	58,935,714	77,006,276

Remediation liability	21,288,799	(414)	21,288,385	*
Bond payable, net	44,152,500	(44,152,500)	-	13
Finance lease liabilities, non-current	7,514,848	(7,514,848)	-	5
Other financing obligations, net of current portion	-	10,099,795	10,099,795	5
Operating lease liabilities, non-current	495,611	275,572	771,183	6
Operating lease liabilities, non-current - related party	-	78,280	78,280	6
Total liabilities	$91,522,320	$18,208,155	$109,730,475

Additional paid-in capital	178,910,546	2,842,715	181,753,261	16
Accumulated deficit	(178,694,329)	(46,598,006)	(225,292,335)
Total stockholders' equity (deficit)	223,844	(43,755,291)	(43,531,447)
Non-controlling interest	-	(1,473,852)	(1,473,852)	14
Total deficit	223,844	(45,229,143)	(45,005,299)
Total liabilities and stockholders' deficit	$91,746,164	$(27,020,988)	$64,725,176

Statement of operation for the year ended December 31, 2023	As Reported	Adjustment	As Restated	Reference
Coal sales	$16,120,841	$(3,509,676)	$12,611,165	*
Total revenue	16,744,075	(3,509,676)	13,234,399

Cost of coal sales and processing	11,611,886	(2,624,288)	8,987,598	4
Accretion	993,165	22,398	1,015,563	*
Depreciation	46,953	2,276,478	2,323,431	5
Amortization of mining rights	1,240,914	(18,228)	1,222,686	*
General and administrative	7,013,833	3,656,525	10,670,358	12
Professional fees	1,340,745	201,430	1,542,175	12
Litigation expense	-	11,067,926	11,067,926	9
Production taxes and royalties	2,647,655	347,780	2,995,435	18
Development	11,746,725	(432,888)	11,313,837	18
Gain on sale of equipment	(8,475,468)	6,946,060	(1,529,408)	5
Total operating expenses	28,166,408	21,443,193	49,609,601

Net loss from operations	(11,422,333)	(24,952,869)	(36,375,202)

Losses from equity method investees, net	-	(562,696)	(562,696)	7
Other income, net	423,281	(252,501)	170,780	3
Unrealized gain on short-term investments	499,639	(499,639)	-	7
Interest income	381,234	(351,005)	30,229	13
Interest expense	(1,336,997)	(651,077)	(1,988,074)	5, 11
Total other income (expenses)	(32,753)	(2,382,514)	(2,349,761)

Net loss	(11,455,086)	(27,269,877)	(38,724,963)
Non-controlling interest	-	197,555	197,555	14
Net loss attributable to AREC shareholders	$(11,455,086)	$(27,072,332)	$(38,527,408)

Net loss per share - basic and diluted	$(0.15)	$(0.37)	$(0.52)

	Common		(As reported)		(Restated)				(As reported)		(Restated)	(As
	Stock		Additional		Additional	(As reported)		(Restated)	Non-		Non-	reported)		(Restated)
	Par Value Shares	Amount	Paid-in Capital	Adjustments	Paid-in Capital	Accumulated Deficit	Adjustments	Accumulated Deficit	controlling interest	Adjustments	controlling interest	Total Deficit	Adjustments	Total Deficit
Balance as of December 31, 2022	66,777,620	$6,680	$167,517,259	582,378	$168,099,637	$(167,239,243)	(19,525,684)	$(186,764,927)	-	(1,276,297)	(1,276,297)	$284,696	(20,219,603)	(19,934,907)
Issuance of common shares for Convertible Debt Conversion	9,420,730	942	9,787,000	-	9,787,000	-	-	-	-	-	-	9,787,942	-	9,787,942
Stock compensation – options	-	-	1,506,292	2,260,337	3,766,629	-	-	-	-	-	-	1,129,717	2,636,912	3,766,629
Issuance of common shares for consulting services	49,020	5	99,995	-	99,995	-	(99,995)	-	-	-	-	100,000	-	100,000
Net loss	-	-	-	-	-	(11,455,086)	(27,072,322)	(38,527,408)	-	(197,555)	(197,555)	(11,455,086)	(27,269,877)	(38,724,963)
Balance as of December 31, 2023	76,247,370	$7,627	$178,910,546	2,842,715	$181,753,261	$(178,694,329)	(46,598,006)	$(225,292,335)	-	(1,473,852)	(1,473,852)	$223,844	(45,229,143)	(45,005,299)

Statement of Cash flows for the year ended December 31, 2023	As Reported	Adjustment	As Restated	Reference
Cash Flows from Operating activities:
Net loss	$(11,455,086)	$(27,269,877)	$(38,724,963)
Noncash stock-based compensation expense	-	3,766,629	3,766,629	7
Depreciation expense	46,953	2,276,478	2,323,431	5
Amortization of mining rights	1,240,914	(18,228)	1,222,686	*
Accretion expense	993,165	(416)	992,749	*
Amortization of right-to-use assets - related party	626,253	(626,253)	-	6
Accretion of right-to-use assets	64,386	(64,386)	-	6
Amortization of issuance costs and debt discount	52,500	6,771	59,271	*
Option Expense	1,506,292	(1,506,292)	-	16
Investment in other entities - Related Parties, net	-	562,696	562,696	7
Gain on sale of equipment	(8,475,468)	6,850,468	(1,625,000)	5
Unrealized gain on short-term investments	(499,639)	514,981	15,342	7,13
Due from related party	-	(352,243)	(352,243)	3
Receivables	660,755	1	660,756	*
Inventories	392,690	(75,991)	316,699	4
Prepaid expenses and other current assets	(1,081,075)	138,518	(942,557)	5
Trade and non-trade payable	1,876,680	(4,995,118)	(3,118,438)	9,10,12
Accounts payable related party	(1,923,535)	1,670,407	(253,128)	3,10
Accrued expenses	-	311,809	311,809	10,12
Accrued litigation settlements	-	14,103,270	14,103,270	10
Accrued interest	406,191	(28,885)	377,306	*
Other current liabilities	200,000	(100,000)	100,000	17
Operating lease assets and liabilities, net	752,783	(750,027)	2,756	5
Cash used in operating activities	(14,615,241)	(5,585,688)	(20,200,929)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	964,319	(4,581,185)	(3,616,866)	5
Proceeds from sale of equipment	-	1,625,000	1,625,000	5
Proceeds from short-term investments, net	22,067,980	(21,426,363)	641,617	2
Purchases of short-term investments	(51,865,545)	51,865,545	-	13
Cash (used in) provided by investing activities	(28,833,246)	27,482,997	(1,350,249)	2,5,13

Cash Flows from Financing activities:
Proceeds from tax exempt bonds, net	44,100,000	(624,112)	43,475,888	13
Proceeds from the exercise of stock option	(1,112,852)	1,112,852	-	16
Proceeds received from other financing obligation	-	7,733,231	7,733,231	5
Repayment on current portion of long-term debt	-	222,822	222,822	5
Repayments of other financing obligation	(5,599,988)	(483,398)	(6,083,386)	5
Cash provided by (used in) financing activities	37,387,160	7,961,395	45,348,555	5

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 .

American Resources Corporation’s (ARC or the Company) operations are comprised of ARC (Corporate or Parent) and three operating segments that we describe as American Infrastructure, ReElements and Electrified Materials.

American Infrastructure (our coal mining operations) is comprised of subsidiaries that were formed or acquired between 2015 and 2020 with operations focused on the extraction, processing, transportation, and distribution of coal for a variety of industries, with a primary focus on metallurgical quality coal to the steel industry.  Responsive to adverse market conditions and pricing pressures in the coal industry, during 2023 we suspended our coal production operations which significantly attributed to our decline in consolidated revenues from approximately $39 million in 2022 to $13 million in 2023 and $383,000 in 2024.

Beginning in 2023, the focus of our business and capital allocation shifted towards the diversification of our revenue streams leading to the development of our ReElements and Electrified Materials segments which have been in the development (pre revenue) stages through 2024.  Electrified Materials is focused on the aggregation, recovery and sale of recovered metal and steel.  We established a new subsidiary, Electrified Materials Corporation (EMC, formerly known as American Metals) to operate this segment of our business.  ReElements is focused on the purification and monetization of critical and rare earth element deposits and end of life magnets and batteries.  American Rare Earth LLC was initially formed as a subsidiary to comprise the ReElements segment.  In 2024, we changed the name of American Rate Earth LLC to ReElement Technologies LLC and recently converted the company from a limited liability corporation to a corporation.

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  The majority owned subsidiaries by segment include:

American Infrastructure:

American Infrastructure Corporation (AIC), Deane Mining, LLC (Deane), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC(KCC), Wyoming County Coal (WCC), Perry County Resources LLC (PCR), Advanced Carbon Materials LLC (ACM), and T.R. Mining & Equipment Ltd. (TR Mining).

ReElements:

ReElement Technologies LLC (RLMT), ReElement Marion LLC (RLM), and Kentucky Lithium LLC (KYL).

Electrified Materials:

Electrified Materials Corporation (EMC).

Corporate Office:

American Opportunity Venture II, LLC (AOV II).

All significant intercompany accounts and transactions have been eliminated in consolidation.  Entities for which ownership is less than 100% require that a determination is made as to whether there is a requirement to apply the variable interest entity (VIE) model to the entity. Where the company holds current or potential rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the Company the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company would be deemed the primary beneficiary.

Acquisition Transactions

Effective February 5, 2024, the Company acquired a 51% interest in TR Properties & Equipment Ltd. (TR) for consideration consisting of a 6% interest in the Company’s subsidiary, American Infrastructure Corporation (AIC). The Company’s investment in TR substantially consists of a single asset, mining rights. Accordingly, the transaction does not meet the definition of a business under ASC Topic 805, Business Combinations, and therefore the Company has accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill or a bargain purchase gain are not recognized, but rather, any difference between the consideration transferred and the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable assets acquired. As of December 31, 2024, the fair value of the assets acquired and consideration exchanged has not been recognized due to the lack of an independent valuation to support fair value.

On June 28, 2024, EMC entered into a Business Combination with AI Transportation Acquisition Corp. On November 27, 2024, EMC received notice of termination of the potential transaction and there are no ongoing discussions to effect a merger agreement.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include, carrying amounts of long-lived assets, valuation assumptions for share-based payments, evaluation of debt modification accounting, effective borrowing rate determinations, analysis of fair value transferred upon debt extinguishment, legal claims and contingencies, valuation and calculation of measurements of income tax assets and liabilities.

Cash, Cash Equivalents and Restricted cash: Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities.

Restricted cash and cash equivalents are held in trusts related to the Tax-Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of December 31, 2024 and 2023. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in the current period earnings or loss.

The following table sets forth the total of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets.

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$604,486	$1,318,854
Restricted Cash	154,762,382	29,555,908
Total cash and restricted cash presented in the consolidated statements of cash flows	$155,366,868	$30,874,762

Restricted Investments: Consist of U.S. government securities, corporate fixed income, and U.S. government securities that are held in trusts related to the Tax-Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of December 31, 2024 and 2023. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in the current period earnings or loss.

Related Party Policies: In accordance with FASB ASC 850 related parties are defined as either an executive, director or nominee, greater than 10% beneficial owner, and or immediate family member and affiliated businesses of any of the proceedings.

Property and Equipment: Property and Equipment are recorded at cost. For equipment, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to twenty years.

Construction in progress is related to the construction or development of leasehold improvements and equipment that have not yet been placed in service for our intended use. Construction in progress represents capital expenditures for direct costs of construction or acquisition and design fees incurred, and a proportional amount of bond interest income and expense for amounts capitalized directly related to the construction. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows expected to be generated by the related assets. If these assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets.

There were no impairments recognized during 2024 and 2023. Costs related to maintenance and repairs which do not prolong the an asset’s useful life are expensed as incurred.

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

We assess our ARO at events warrant to reflect revisions for permit changes, changes in our estimated reclamation costs and changes in the estimated timing of such costs. Management is currently in the process of assessing the ARO for the fiscal year and will include revisions if any during the fourth quarter of 2024.

The table below reflects the changes to our ARO for 2024 and 2023:

	December 31,	December 31,
	2024	2023
Beginning Balance	$21,288,385	$20,272,822
Accretion	991,520	1,015,563
Ending Balance	$22,279,905	$21,288,385

Accretion expense amounted to $991,520 and $1,015,563 for the years ended December 31, 2024 and 2023, respectively.

Revenue Recognition: Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to our customers. For coal shipments to domestic and international customers via rail, control is transferred when the railcar is loaded. Our revenue is comprised of sales of mined coal, sales of recovered metals and service fees for processing coal.

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

Income Taxes include U.S. federal and state income taxes currently payable and deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of enactment. Deferred income tax expense represents the change during the year in the deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized.

Management believes that the Company's income tax filing positions will be sustained on audit or any potential audit adjustments would be offset by the utilization of the Company’s unrecognized net operating loss carryforwards. Therefore, no reserve for uncertain income tax positions has been recorded. The Company's policy for recording interest and penalties, if any, associated with income tax examinations will be to record such items as a component of income taxes.

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

Note 4 presents the Company’s financial assets or liabilities measured at fair value as of December 31, 2024 and 2023. The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value as of December 31, 2024 and 2023 due to their short-term nature.

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

The allowance for note receivable was $99,022 and $368,500 as of December 31, 2024 and 2023, respectively. The note receivables have collateral in certain mining permits which are strategic to our subsidiary, Knott County Coal (KCC). The timing of payment on the note is uncertain resulting in a full allowance for the note.

Inventory: Inventory consists of mined coal and is stated at the lower of cost (first in, first out method) or net realizable value.

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

Segment Information: The Company’s operations include corporate and three operating segments. The Company’s Chief Executive Officer, as its chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. This enables our Chief Executive Officer to assess our overall level of available resources and determine how best to deploy these resources across projects to monitor and evaluate overall company performance, allocating resources, and establishing management compensation in line with our long-term company-wide strategic goals.

New Accounting Pronouncements:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the statement of operations where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 - Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity's overall performance and assess potential future cash flows through improved reportable segment disclosure requirements. The amendments enhance disclosures about significant segment expenses, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023. The Company adopted ASU No. 2023-07 on December 31, 2024. The adoption of the standard did not result in any significant disclosure changes in the Notes to the Consolidated Financial Statements.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following:

	December 31,	December 31,
	2024	2023
Surface	$2,583,400	$2,577,400
Underground	8,625,574	8,625,574
Processing/loadout	12,081,045	12,081,045
Coal refuse storage	12,134,192	12,134,192
Building	54,202	54,202
Land	1,617,435	1,617,435
Acquired mining rights	484,907	484,907
Rare earth processing equipment	304,962	96,107
Construction in Progress	5,317,449	4,447,365
	43,203,166	42,118,227
Less accumulated depreciation and amortization	(25,764,623)	(21,459,548)
Property and equipment, net	17,438,543	20,658,679

Depreciation expense amounted to $2,735,972 and $2,323,431 for 2024 and 2023, respectively. Amortization of mining rights amounted to $1,543,226 and $1,222,686 for 2024 and 2023, respectively.

The estimated useful lives are as follows:

Surface equipment	7 years
Underground equipment	5 years
Processing and rail facilities	7-20 years
Coal refuse storage	10 years
Building	15 years
Acquired mining rights	5-10 years
Rare earth processing equipment	3-5 years

NOTE 3 – INVESTMENTS IN TRADING SECURITIES

Investments (all level 1 fair value measurements) in trading securities consist of U.S. government and agency securities and fixed income funds that are by the Company or held in trusts related to the Company’s tax-exempt bonds. These investments held by a trust related to the Company’s tax-exempt bonds are classified as restricted cash and cash equivalents and as restricted investments on the accompanying balance sheets. All other securities are classified as short-term investments on the accompanying balance sheet. The short-term investment securities are classified as trading securities and, accordingly, the unrealized gains and losses are recorded in current period earnings or loss.

The Company’s investments in available-for-sale marketable consisting of fixed income funds are as follows:

		Gross Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

December 31, 2024	$151,100,796	$5,243,584	$(3,031)	$-	$156,341,349
December 31, 2023	$5,842,417	$5,491	$-	$-	$5,847,907

There were no investments with unrealized losses that have been owned for more than or less than a year.

The debt securities outstanding as of December 31, 2024 have maturity dates ranging from the first quarter of 2025 through the fourth quarter of 2025.

NOTE 4 – RIGHT OF USE ASSETS AND LEASES

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

Operating leases:

ARC’s principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $8,954 per month in rent for the office space and the lease expires in June 2034. The rent is subject to escalation payments on an annual basis.

ReElement leases office space at 1716 E Pleasant Street, Noblesville, Indiana 46060 with a current monthly rent payment of $5,224.  The lease agreement expires in November 2028 and is subject to escalation payments on an annual basis.

Operating leases – related party:

KCC, a subsidiary of AIC, rents office space from LRR at 11000 Highway 7 South, Kite, Kentucky 41828 with monthly rent of $1,702 and a lease expiration of December 31, 2029.

Electrified Materials Corporation leases office space at 1845 Highway 15 South, Hazard, Kentucky 41701 from LRR with a current monthly rent payment of $263.  The lease agreement expires in December 2028.

Electrified Materials Corporation leases outdoor storage space from LRR in Noblesville, Indiana at a monthly rent rate of $20,000.  The lease expires in December 2028.

Electrified Materials Corporation leases commercial production, office and outdoor storage space at 3 from LRR at 611 South Adams Street, Marion, Indiana at a current monthly rate of $20,559.  The lease expires in December 2028 and is subject to escalating payments on an annual basis.

The first nine months of rent for the three related party operating leases with LLR are deferred per the lease agreements and is due on the thirteenth month or January 1, 2025. As of December 31 2024, $373,420 has been accrued and is included in accounts payable – related party.

Finance lease – related party”

ReElement leases approximately 316,000 square feet of commercial space from LRR, a related party, for its processing facility at 3301 South Adams Street, Marion, Indiana.  The current monthly rent payment is $115,773.  The lease expires in May of 2063 and is subject to escalation payments on an annual basis.

The Company has not made any payments on the related party finance lease as of December 31, 2024 and has a balance of $1,064,712 due for deferred rent payments included in accounts payable – related party.

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

	For the Years Ended
	December 31,
	Expense Classification	2024	2023
Operating lease expense:
Amortization of ROU asset	General and administrative	$350,746	$101,519
Accretion of operating lease liability	General and administrative	216,971	67,446
Total operating lease expense		$567,717	$168,965

Finance lease expense:
Amortization of ROU asset	General and administrative	$378,888	$-
Interest on lease liabilities	Interest expense	1,335,711	-
Total finance lease expense		$1,714,599	$-

Other information related to leases is as follows:

	As of December 31,	As of December 31,
Operating leases:	2024	2023
Weighted-average remaining lease term:
Operating leases (in years)	4.61	7.01
Weighted-average discount rate:
Operating leases	10%	11%
Finance lease:
Finance lease (in years)	38.39	-
Weighted-average discount rate:
Finance lease	9%	0%

The future minimum lease payments required under leases as of December 31, 2024 are as follows:

	Operating	Finance
Fiscal Year	Leases	Leases	Total
2025	1,045,841	1,446,731	2,492,572
2026	693,104	1,482,300	2,175,404
2027	704,330	1,518,757	2,223,087
2028	709,921	1,556,126	2,266,047
2029	140,766	1,594,429	1,735,195
Thereafter	244,569	82,289,140	82,533,709
Discounted cash flows	3,538,531	89,887,483	93,426,014
Less imputed interest	(660,961)	(69,805,590)	(70,466,551)
Present value of lease liabilities	$2,877,570	20,081,893	$22,959,463

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective January 1, 2022, the Company amended a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The amended contract terms state that service costs are passed through to the Company with a 12.5% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. For the year ended December 31, 2024 and 2023, the amounts incurred under the agreement amounted to $4,216,528 and $2,519,180, respectively. The amount paid for the year ended December 31, 2024 and 2023 amounted to $4,966,536 and $4,952,800, respectively. As of December 31, 2024 and 2023, the amount due under the agreement amounted to $1,683,612 and $2,433,620, respectively. In addition, $2,800,000 and $1,400,000 in 2024 and 2023, respectively, was incurred related to project management services that Land Betterment Corp. provided for the WCC capital project.  These project management services were all payable as of December 31, 2024 and 2023.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of December 31, 2024 and 2023, there is no market for the LBX Token and therefore no value has been assigned, respectively.

On June 11, 2020 the Company purchased $1,494,570 of secured debt including accrued interest that had been owed to Samuel Coal Holding Corp., by its operating subsidiary Samuel Coal Corp. As a result of the transaction, the Company became the creditor on the four notes. The notes are in default and have been fully impaired due to collectability uncertainty as of December 31, 2022.

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, Land Resources & Royalties, LLC (“LRR”), owned by members of the Company’s management. LRR leases various parcels of land to AIC and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of July 1, 2018, the accounts of Land Resources & Royalties, LLC have been deconsolidated from the financial statements based upon the ongoing review of its status as a variable interest entity. As of December 31, 2024 and 2023, amounts owed to LRR totaled $0 and $503,853, respectively.

The Company was the sponsor of American Opportunity Ventures LLC (“AMAO”) a blank check company organized on January 20, 2021 and effectuated its business combination with Royalty Management Corporation (“RMCO”) on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation. The Company provided AMAO with money as needed for working capital needs. The advances from the Company are non-interest bearing and payable upon demand by the Company. The Company made cash advances to AMAO of $531,613 for the year ended December 31, 2023. No cash advances were made in 2024. As of December 31, 2024 and December 31, 2023, the Company had a balance of $741,243 due from RMCO.

On January 13, 2023, ReElement Technologies Corporation (“RLMT”), a subsidiary of the Company, entered into a Line of Credit Agreement with LRR in the amount of $1,100,000 (the “Line of Credit”). Refer to Note 8 for further information on the convertible promissory notes.

As further described in Note 5, RLMT is the lessee under a 30 year lease agreement with LRR and Electrified Materials Corporation is the lessee under three commercial leases with LRR.

NOTE 6 - INVESTMENTS IN OTHER ENTITIES - RELATED PARTIES

The Company accounts for its investments and membership interest in other entities under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.

Royalty Management Co.

During January 2021, the company invested $2,250,000 for 50% ownership and became the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is the primary beneficiary, therefore AOV has been consolidated into the Company’s financial statement. As such, AOV’s sole investment in Royalty Management Co (RMCO) will be accounted for using the equity method of accounting. The sole investment was initially in American Acquisition Opportunity Inc (AMAO) a SPAC that closed its reverse merger with RMCO effective October 31, 2023. The Company recognizes the earnings or losses on a three-month lag to ensure consistency and timely filling of the Company’s financial statements. As of December 31, 2024 and 2023 the Company held 3,076,500 shares of Class A common stock in RMCO.

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

On August 30, 2022, we entered into a purchase agreement to sell the exclusive rights of the patents included in the Graphene Development Agreement for 4,000,000 common shares of Novusterra with a fair market value of $1,784,000 in stock of Novusterra. As part of the sale of the exclusive rights to the patents, Andrew Weeraratne resigned as director and CEO of Novusterra and Gregory Jensen, the Company’s general counsel, joined Novusterra as CEO and Director and Mark Jensen resigned as Chairman of the Board of Directors. Pursuant to the purchase agreement, Novusterra is no longer obligated to pay the Company fifty percent (50%) of the operating profits from their Graphene manufacturing and marketing business. However, Novusterra is still obligated to pay the Company ten percent (10%) of all revenue from the exclusive sublicense with Kenai Defense Company, LLC and for the Department of Defense under the contract that was transferred from the Company to Novusterra. Any subsequent contracts entered into by Novusterra with Kenai Defense Company, LLC and for the Department of Defense will have no future revenue allocations to the Company.

It has been determined that Novusterra is a variable interest entity and that the Company is not the primary beneficiary. As such, the investment in Novusterra has been accounted for using the equity method of accounting.

Effective March 6, 2024, the Company issued a special dividend to all stockholders on record of 91% of the Company’s ownership in Novusterra, Inc. resulting in the Company to receive 9% of future cash flows and holding 1,417,500 common shares of Novusterra, Inc. Due to the Company’s new ownership percentage in Novusterra, Inc. the investment is accounted for using the cost method of accounting.

As of December 31, 2024 and 2023, the carrying value of the investment was $0 and $1,598,480, respectively.

FUB Mineral LLC

On October 1, 2021, the Company contributed $250,000 for 23% ownership of FUB Mineral LLC (FUB). Simultaneously the Company issued a promissory note to FUB for $350,000 that was fully repaid as of April 15, 2022. On February 2, 2022, the Company issued a new promissory note for $535,000 to FUB with an interest rate of 10% and maturity date of February 1, 2023, which has been extended by the Company through the end of August 2024. As of December 31, 2024 and 2023, the Company had a note receivable balance of $0 and $99,022, respectively. The Company recorded an allowance for the full remaining balance of the note receivable as it was doubtful to receive payment as of December 31, 2024.

Advanced Magnet Lab, Inc

On December 21, 2022 the Company issued a convertible promissory note to Advanced Magnet, Inc. (“AML”) for $280,000 with a 10% interest rate that compounds monthly. The Company’s Chief Executive Officer is the director of AML. The convertible promissory note may be prepaid at any time. The Company has the option to convert the principal amounts of the convertible promissory note at a share price of $1.50 per share. The Company has not recorded any interest income related to this note due to the income deemed not probable and has held the investment at cost, which the Company expects to receive common stock upon conversion for the value of the principal balance. As of December 31, 2024 and 2023, the Company had a note receivable balance of $280,000.

NOTE 7 – DEBT

Current portion of long-term debt

On September 25, 2017, the Company entered into an equipment purchase agreement, which carries 0% interest with an unaffiliated entity (“September 2017 Note”) to purchase certain underground mining equipment for $350,000. The agreement provided monthly payments of $20,000 until the balance is paid in full. The note matured on September 25, 2019 and is secured by the equipment purchased with the note. As of December 31, 2024 and 2023, the note is in default. As of December 31, 2024 and 2023, the principal balance was $181,736.

On January 25, 2018, the Company entered into an equipment purchase agreement, which carries 9% interest with an unrelated party (“January 2018 Note”) for $346,660. The agreement calls for monthly payments of $11,360 until maturity date of December 24, 2020 and carries an interest rate of 9%. The loan is secured by the underlying surface equipment purchased by the loan. As of December 31, 2023, the loan was fully repaid.

On April 20, 2022, the Company entered into a non-negotiable, secured promissory note agreement (“April 2022 Note”) with an unrelated party in the amount of $63,000. The note agreement shall accrue interest from the date of the agreement at a rate of 7% and the note agreement shall be repaid in full with principal and accrued interest on March 31, 2023. As of December 31, 2024 and 2023, the note was in default. As of December 31, 2023, the principal balance was $63,000, and the accrued interest balance was $8,202. For the year ending December 31, 2023, the interest expense was $4,800. As of December 31, 2024, the total outstanding principal balance and accrued interest of $75,478 was converted to the Company’s Class A Common Stock at a settlement price of $1.00 per share.

On June 3, 2022, the Company entered into a promissory note agreement (“June 2022 Note”) with an unrelated party in the amount of $2,500,000. The note carried an interest rate of 5% and had a maturity date of May 27, 2023. As of December 31, 2024 and 2023, the loan was in default. As of December 31, 2024 and 2023, the principal balance was $822,856 and the accrued interest balance was $259,872 and $157,243, respectively. For the years ended December 31, 2024 and 2023, the interest expense was $22,556 and $20,529 respectively.

On April 7, 2023, the Company entered into a promissory note agreement (“April 2023 Note”) with an unrelated party in the amount of $1,381,250. The note carried an interest rate of 0% and had a maturity date of March 31, 2024. As of December 31, 2024 and 2023, the loan was in default. As of December 31, 2024 and 2023, the principal balance was $1,072,736 and the accrued interest balance was $0. For the years ended December 31, 2024 and 2023, the interest expense was $0.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of December 31, 2024 and December 31, 2023:

		December 31, 2024			December 31, 2023
	Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

September 2017 Note	9/25/2019	$181,736	$181,736	$-	$181,736	$181,736	$-
January 2018 Note	12/25/2020	-	-	-	-	-	-
June 2022 Note	5/27/2023	1,082,728	822,856	259,872	980,099	822,856	157,243
April 2022 Note	3/31/2023	-	-	-	71,202	63,000	8,202
April 2023 Note	3/31/2024	1,072,736	1,072,736	-	1,072,736	1,072,736	-
		$2,337,201	$2,077,328	$259,872	$2,305,773	$2,140,328	$165,445

** - Total Outstanding = Principal + Interest as of December 31, 2024 and 2023

Bonds payable, net

On May 31, 2023, the West Virginia Economic Development Authority (the “Issuer”) issued $45 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds, Series 2023 (the “2023 Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 8, 2023 between the Issuer and UMB Bank N.A., as trustee (the “Trustee”). The Tax-Exempt Bonds are payable solely from payments to be made by the Company under the Loan Agreement as evidenced by a Note from the Company to the Trustee. The Tax-Exempt Bonds were isued to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at the Company’s Wyoming County, West Virginia development, and for capitalized interest and certain costs related to issuance of the Tax-Exempt Bonds.

Bonds payable, net

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

The Loan Agreement contains certain affirmative covenants and representations, including but not limited to: (i) maintenance of a rating on the Tax Exempt Bonds; (ii) maintenance of proper books of records and accounts; (iii) agreement to add additional guarantors to guarantee the obligations under the Loan Agreement in certain circumstances; (iv) procurement of customary insurance; and (v) preservation of legal existence and certain rights, franchises, licenses and permits. The Loan Agreement also contains certain customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) release of collateral securing the Company’s obligations under the Loan Agreement; (ii) mergers and consolidations and disposition of assets, and (iii) restrictions on actions that may jeopardize the tax-exempt status of the Tax-Exempt Bonds.

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

As of December 31, 2024 and 2023, the Company was not in compliance with certain provisions of the bond agreement. The failure to comply with these provisions constituted an event of default under the terms of the bond agreement. Accordingly, the bonds have been classified as a current liability on the balance sheets.

On March 28, 2024, the Company, closed a Bond Purchase Agreement (“Purchase Agreement”) with Hilltop Securities Inc. (the “Underwriter”), Knott County, Kentucky (the “Issuer”), a county and political subdivision organized and existing under the laws of the Commonwealth of Kentucky (the “Commonwealth”), whereby the Underwriter agrees to purchase from the Issuer, and the Issuer agrees to sell and deliver to the Underwriter, all (but not less than all) of the Knott County, Kentucky Industrial Building Revenue Bonds (Solid Waste Project), Series 2024 (the “Bonds”), at the purchase price of $150,000,000 (which is equal to the aggregate principal amount of the Bonds). The Bonds have been authorized pursuant to the laws of the Commonwealth. The bonds were issued to develop ReElement’s Kentucky Lithium refining facility which is being designed with an initial capacity to produce 15,000 metric ton per annum of battery-grade lithium carbonate and/or lithium hydroxide. The Bonds are being offered and sold only to a limited number of “Qualified Institutional Buyers” within the meaning of Rule 144A of the Securities Act of 1933, as amended (the “1933 Act”), or “Accredited Investors” within the meaning of Regulation D promulgated under the 1933 Act.

The Tax-Exempt Bonds bear interest of 4% and have a final maturity of March 28, 2044.

The Company accounts for investment income and interest expenses related to the tax-exempt bonds that are restricted for payment of project costs by capitalizing the net amount each period to construction in progress per ASC 835-20-30-11.

The outstanding balance on the bonds was $193,366,505 and $43,535,158 as of December 31, 2024 and 2023, respectively.

	December 31,	December 31,
	2024	2023
Tax Exempt Bonds ($45 million face value)	$45,000,000	$45,000,000
Tax Exempt Bonds ($150 million face value)	150,000,000	-
Debt issuance costs and debt discount	(1,633,495)	(1,464,842)
Bonds payable	193,366,505	43,535,158
Less: current portion	(43,636,752)	(43,535,158)
Bonds payable, net	$149,729,753	$-

Convertible promissory notes - related party

In 2023, ReElement Technologies LLC (“ReElement”) entered into multiple Convertible Promissory Note agreements (“Note A”) with Land Resources & Royalties LLC (“LRR”) in the aggregate principal amount of $486,556. The notes accrued interest at a rate of 4.77% per annum, compounded annually, on the outstanding principal balance. All outstanding principal and accrued interest were due and payable in full on the maturity date of January 1, 2025. As of December 31, 2024, the outstanding balances of the notes, including accrued interest, were converted into ReElement’s equity pursuant to the terms of the agreement.

In 2024, ReElement entered into additional Convertible Promissory Notes with LRR (“Note A”) in the aggregate amount of $1,611,485. Each Convertible Promissory Note carries a three-year term from the respective effective date. The Convertible Promissory Notes mature February through December 2027.

The Convertible Promissory Notes carry an annual interest rate of 10%, compounded quarterly. For any Note issued on a date other than the last day of a calendar quarter, interest will be calculated for the stub period between the issuance date and the next quarter-end. In the event of default, the interest rate will increase to 13.5% per year, compounded quarterly, and will apply from the date of default until the Convertible Promissory Notes are fully paid or the default is remedied. Additionally, by mutual agreement between LRR and the Company, any interest due can be added to the Note’s principal and deferred until maturity date.

The Promissory Note’s principal amount, along with any accrued interest, is due in full upon the Note’s maturity date or in the event of default.

The Convertible Promissory Notes entered into with LRR are subject to a conversion feature. If ReElements completes a round or series of a capital raise in the aggregate amount of a minimum of $7,000,000 in cash (the “Capital Raise”), then the Promissory Notes and all accrued interest outstanding shall be immediately and automatically converted to Common Stock of the ReElements (such date, the “Conversion Date”) at the predetermined conversion price which is equal to the same per-share price as the investment under the Capital Raise.

In October to December 2024, ReElement issued four convertible promissory notes (the “Note B”) to unaffiliated investors with an aggregate principal amount of $500,250. The Notes mature between October and December of  2026. Note B bears interest at an annual rate of 12.0%, compounded annually. Upon an Event of Default, the outstanding principal amount, together with any past due or accrued interest, shall bear interest at a rate of 13.5% per annum, compounded annually, from the date of the default until such amounts are fully paid or the Event of Default is cured, whichever occurs first. Unless previously converted, all principal and accrued interest under Note B is payable on the Maturity Date. Note B is convertible into shares of the ReElement’s common stock at the election of the holders. The conversion price is based on a fully diluted valuation of the ReElement’s at $150,000,000. As of December 31, 2024 and 2023, Note B had an outstanding principal balance of $500,250 and accrued interest of $5,178 and $0.

As of December 31, 2024 and 2023, there was an aggregate of $2,111,416 and $0 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, accrued interest on the convertible promissory notes amounted to $71,713 and $0, respectively. For the year ended December 31, 2024 and 2023 the interest expense was $71,713 and $0 respectively.

The following tables reflects a summary of the outstanding principal and accrued interest by each lender and their respective maturity date as of December 31, 2024 and December 31, 2023:

		December 31, 2024			December 31, 2023
	Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

Note A	2/16/2027	$-	$-	$-	$318,661	$305,086	$13,575
Note A	2/20/2027	-	-	-	89,258	87,150	2,108
Note A	3/5/2027	-	-	-	94,355	94,320	35
Note A	2/16/2027	155,327	142,471	12,856	-	-	-
Note A	2/20/2027	21,914	20,122	1,792	-	-	-
Note A	3/5/2027	14,887	13,722	1,165	-	-	-
Note A	3/18/2027	21,460	19,850	1,610	-	-	-
Note A	4/15/2027	19,102	17,789	1,313	-	-	-
Note A	6/20/2027	258,384	245,133	13,251	-	-	-
Note A	8/1/2027	222,811	213,818	8,993	-	-	-
Note A	8/22/2027	228,689	220,708	7,981	-	-	-
Note A	10/11/2027	458,728	448,769	9,959	-	-	-
Note A	12/27/2027	268,808	268,513	294	-	-	-
Note B	10/29/2026	255,178	250,000	5,178	-	-	-
Note C	11/21/2026	101,842	100,520	1,322	-	-	-
Note D	11/19/2026	56,000	50,000	6,000	-	-	-
Note E	12/30/2026	100,000	100,000	-	-	-	-
		$2,183,129	$2,111,416	$71,713	$502,274	$486,556	$15,718

* Includes principal and accrued interest.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Total stock-based compensation expense for grants to officers, employees and consultants was $3,725,484 and $3,766,629 for the year ended December 31, 2024, and 2023, respectively, which was charged to general and administrative expense.

As of December 31, 2024, the company has $6,500,745 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately five years.

	Number of	Weighted Average Exercise	Weighted Average Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Outstanding - December 31, 2023	10,149,770	$1.57	5.39	$5,683,871
Granted	1,675,000	$1.00	7.3	$-
Forfeited or Expired	(405,000)	$-	-	$-
Exercised	(148,000)	$1.06	-	$-
Outstanding - December 31, 2024	11,271,770	$1.49	4.83	$5,410,450
Exercisable (Vested) - December 31, 2024	5,804,655	$0.87	3.38	$-

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company's net deferred tax asset is the federal operating loss carryforward estimated at approximately $36,414,000 as of December 31, 2024.  The Company filed initial tax returns in 2015 and has incurred pretax losses and taxable losses on an annual basis from 2015 through 2024. As a result of the recurring losses, a full valuation allowance has been recognized in the Company's consolidated balance sheets and no provision or benefit was recognized in the consolidated statements of operations for all periods presented. The federal net operating loss carryforwards for years prior to 2022 begin to expire in 2035. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

In the course of normal operations, the Company is involved in various claims and litigation matters that management intends to defend. The range of loss, if any, from all potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters  not disclosed below will not have a material adverse impact on the Company’s business or financial position.

American Infrastructure Legal Proceeds

The Kentucky Energy Cabinet has assessed claims of $1,242,000. The Company has accrued $1,393,107 to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration amount total $671,300 of which the Company has accrued $351,071. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices have been accrued by the Company.

In 2024, American Infrastructure was given a judgement due to a lease dispute.  The case is being appealed and $2,000,000 has been accrued for this potential loss.

In 2023, American Infrastructure was given a judgement due to a lease dispute.  The case is being appealed and $5,440,657 has been accrued for this potential loss using an interest rate to calculate interest of 6%.

In 2019, the Company received notice that a certain lease assumption as part of the PCR acquisition was being disputed by the lessor.

NOTE 11 – SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision maker, who is also our CEO, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

For all of the segments, the CODM uses segment operating income (loss) in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income to assess the performance for each segment by comparing the results and return on assets of each segment with one another.

During the periods presented, we reported our financial performance based on the following segments: Corporate, American Infrastructure (AIC), ReElements (RLMT) and Electrified Materials Corporation (EMC).

Our reportable segments are described below.

Corporate - Includes metal recovery revenue and direct cost of sales related to the maintenance of mining operations in connection with the Share Exchange Agreement with Quest Energy. In addition, certain costs are incurred at a corporate level and allocated to our segments. These allocated costs generally include corporate overhead and administrative support costs incurred as a part of a corporate program. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated and is generally based on relative gross margin or relative headcount.

AIC - Operations primarily focused on the extraction, processing, transportation, and distribution of coal for a variety of industries, with a primary focus on metallurgical quality coal to the steel industry.

RLMT - provider of final-stage, separated and purified rare earth and critical elements to the electrification industry supply chain. Our products, separated and purified rare earth and critical elements, are used to manufacture permanent magnets and battery materials for high efficiency electric motors and lithium-ion batteries.

EMC - Aggregator and processor of used metals for recycling into new steel-based products for the recovery and sale of recovered metal and steel. From inception to date the majority of company activities and revenue have been focused on the aggregation and sales of scrap steel materials.  The company has yet to commence meaningful operations in battery, magnet and advanced materials recycling.

The accounting policies of our reportable segments are the same as those described in the “Summary of Significant Accounting Policies” for the Company.

Revenue and costs are generally directly attributed to our segments. However, due to the integrated structure of our business, certain revenue recognized and costs incurred by one segment may benefit other segments. Revenue from certain contracts is allocated among the segments based on the relative value of the underlying products and services, which can include allocation based on actual prices charged, prices when sold separately, or estimated costs plus a profit margin. Cost of revenue is allocated in certain cases based on a relative revenue methodology. Operating expenses that are allocated primarily include those relating to marketing of products and services from which multiple segments benefit and are generally allocated based on relative gross margin.

The table below presents information about reported segments for the years ending December 31:

2024
	Corporate	AIC	RMLT	EMC	Consolidated
Revenues	$-	$174,738	$99,960	$108,534	$383,233
Operating loss	$(13,355,560)	$(15,421,223)	$(3,835,396)	$(476,885)	$(33,089,062)

2023
	Corporate	AIC	RLMT	EMC	Consolidated
Revenues	$-	$13,167,847	$-	$66,552	$13,234,339
Operating (loss) income	$(22,331,700)	$(11,392,716)	$(2,717,338)	$66,552	$(36,375,202)

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss) before income taxes, for the years ended December 31, 2024 and 2023, is as follows:

2024
	Corporate	AIC	RLMT	EMC	Consolidated
Total revenue	$-	$174,738	$99,960	$108,535	$383,234
Cost of revenues	-	2,526,976	-	-	2,526,976
Gross margin		(2,352,237)	99,960	108,535	(2,143,741)
Less:
Accretion	-	(991,520)	-	-	(991,520)
Depreciation		(2,735,972)	-	-	(2,735,972)
Amortization of mining rights		(1,543,226)	-	-	(1,543,226)
General and administrative	(11,147,486)	(6,955,264)	(2,548,212)	(373,419)	(21,024,382)
Professional fees	(1,525,144)	(701,604)	(187,151)	(212,000)	(2,625,898)
Litigation expense	(240,658)	-	-	-	(240,658)
Production taxes and royalties	(7,478)	(36,484)	8,429	-	(35,533)
Development	(434,793)	(504,917)	(1,208,422)	-	(2,148,132)
Gain on sale of equipment	-	400,000	-	-	400,000
Segment operating loss	(13,355,560)	(15,421,223)	(3,835,396)	(476,884)	(33,089,062)

Reconciliation to net loss:
Other income (expense)
Earnings (losses) from equity method investees, net	(172,576)	-	(236,692)	-	(409,268)
Other income and (expense)	110,060	111,411	-	-	221,471
Interest income	78,791	1,022,787	-	-	1,101,578
Interest expense	(1,583,191)	(4,577,038)	(1,861,229)	-	(8,021,459)
Net loss	(14,922,476)	(18,864,063)	(5,933,317)	(476,884)	(40,196,740)

F-33

2023
	Corporate	AIC	RLMT	EMC	Consolidated
Revenue	$-	$13,167,847	$-	$66,552	$13,234,399
Cost of revenues	-	(8,987,598)	-	-	(8,987,598)
Segment gross profit	-	4,180,249	-	-	4,246,801
Less:
Accretion	-	(1,015,563)	-	-	(1,015,563)
Depreciation	-	(2,289,002)	(34,429)	-	(2,323,431)
Amortization of mining rights	-	(1,222,686)	-	-	(1,222,686)
General and administrative	(6,194,776)	(3,990,816)	(484,766)	-	(10,670,358)
Professional fees	(612,754)	(458,351)	(471,070)	-	(1,542,175)
Litigation expense	(11,067,926)	-	-	-	(11,067,926)
Production taxes and royalties	(776,375)	(2,189,644)	(29,416)	-	(2,995,435)
Development	(3,584,276)	(6,031,903)	(1,697,658)	-	(11,313,837)
Gain on sale of equipment	(95,592)	1,625,000	-	-	1,529,408
Segment operating income (loss)	(22,331,700)	(11,392,716)	(2,717,338)	66,552	(36,375,202)

Reconciliation to net loss:
Other income (expense)
Earnings (losses) from equity method investees, net	(390,598)	-	(172,098)	-	(562,696)
Other income and (expense)	75,010	(93,466)	189,236	-	170,780
Interest income	23,567	6,662	-	-	30,229
Interest expense	(1,737,008)	(193,539)	(57,527)	-	(1,988,074)
Net loss	(24,360,729)	(11,673,058)	(2,757,727)	66,552	(38,724,963)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation and amortization is included with various other costs in an overhead allocation to each segment. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Long-lived assets, classified by the segment were as follows:

	2024	2023
Corporate	2,348,138	7,020,499
AIC	176,379,133	51,720,031
RLMT	26,002,725	5,763,472
EMC	284,002	221,174
Consolidated	205,013,998	64,725,176

NOTE 12 - SUBSEQUENT EVENTS

American Infrastructure Corp – CGRA Transaction

On January 28, 2025, American Resources Corporation’s previously majority owned subsidiary, American Infrastructure Corporation (“AIC”) completed a share exchange with CGrowth Capital, Inc. (“CGRA”).

CGRA purchased 100% of the issued and outstanding shares of common stock of AIC on a fully diluted basis. Concurrently, CRGA issued to the same shareholders of AIC, proportional to their respective ownership of the common stock of AIC, 10 million shares of newly created Series A Preferred Stock (the “Series A"). As a result, AIC is now a wholly owned subsidiary of CGRA, and all AIC shareholders will exchange all their common stock in AIC, proportional to their ownership in AIC, for a proportional amount of the 10 million Series A shares.

Series A shares provide its holders with non-dilution rights such that, until converted to common stock as provided below, the Series A shares will convert (as a group) into 92.0% of the fully diluted outstanding shares of common stock of CGRA. Series A shares convert to common at the earlier of (i) at the discretion of the holder, (ii) automatically upon uplisting of CGRA to a senior stock exchange (such as NASDAQ, NYSE, CBOE) in the United States, or (iii) automatically 12 months after issuance.

ReElement Share Distribution

On February 15, 2025, approximately 81% of the Companies’ ownership in ReElement Technologies was distributed on a pro rata basis to its shareholders.

Bond Refinancing

On April 1, 2025, Kentucky Lithium LLC closed a remarketing of the outstanding $150,000,000 Industrial Building Revenue Bonds Series 2024. The remarketed bonds carry a principal value of $150,000,000 an interest rate of 3.97% and a maturity date of March 28, 2044.

