Form 10-Q
period 2025-03-31
American Resources Corp
filed 2025-05-28
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

As of May 23, 2025 the registrant had 82,274,703 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,623	$604,485
Restricted cash - current	655,968	2,353,473
Restricted investment	4,500,000	4,500,000
Short-term investments	-	587,357
Due from related party	1,121,243	1,081,243
Interest receivables	85,991	85,991
Receivables	37,305	6,675
Inventories, net	1,078,289	959,989
Prepaid expenses and other current assets	1,127,211	1,145,826
Total current assets	8,630,630	11,325,039

Non-current assets:
Restricted cash	154,069,627	152,408,910
Property and Equipment, net	15,463,794	17,438,543
Right-of-use assets, net	686,915	712,352
Right-of-use assets, net - related party	1,650,831	1,735,407
Finance – right-of-use asset, net – related party	19,281,208	19,407,504
Investment in other entities - Related Parties	1,695,378	1,706,244
Notes Receivable, net	280,000	280,000
Total Assets	$202,758,383	$205,013,999
Liabilities and Deficit
Current liabilities:
Trade payables	$3,898,305	$4,247,649
Non-trade payables	1,302,787	968,970
Accounts Payable - Related Party	8,959,649	9,014,288
Accrued expenses	549,442	606,941
Accrued litigation settlement	14,403,105	14,343,928
Accrued interest	4,560,764	2,131,042
Other current liabilities	100,000	100,000
Bond payable, current	43,662,174	43,636,752
Current portion of long term debt	2,077,328	2,077,328
Operating lease liabilities, current	95,308	91,576
Operating lease liabilities, current - related party	375,978	727,371
Finance lease - related party, current	362,984	363,296
Other financing obligations, current	5,621,956	6,493,706
Total current liabilities	85,969,780	84,802,847

Non-current liabilities:
Remediation liability	22,528,196	22,279,905
Bond payable, net	149,733,243	149,729,753
Convertible promissory note	1,650,520	-
Convertible promissory note - related party	1,910,896	2,111,416
Other financing obligations, net of current portion	5,721,152	6,222,602
Operating lease liabilities, non-current	651,915	677,168
Operating lease liabilities, non-current - related party	1,286,337	1,381,455
Finance lease - related party, non current	19,809,397	19,718,597
Total liabilities	289,261,436	286,923,743

Commitments and contingencies (Note 8)

Stockholders' deficit:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 80,491,849 and 77,996,079 shares issued and outstanding as of March 31, 2025 December 31, 2024, respectively	8,046	7,802
Additional paid-in capital	188,469,652	186,407,166
Accumulated deficit	(273,415,809)	(266,763,046)
Total stockholders' equity	(84,938,111)	(80,348,078)
Non-controlling interest	(1,564,942)	(1,561,666)
Total deficit	(86,503,053)	(81,909,744)
Total liabilities and stockholders' deficit	$202,758,383	$205,013,999

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
		(As Restated)
	2025	2024
Revenue
Coal sales	$-	$-
Metal recovery and sales	1,050	29,352
Service fee revenue	30,305	-
Rare Earth oxide revenue	572	-
Royalty income	-	64,667
Total revenue	31,927	94,019

Operating expenses (income)
Cost of coal sales and processing	181,995	976,452
Accretion	248,291	248,582
Depreciation	512,332	550,640
Amortization of mining rights	303,918	307,294
General and administrative	3,207,512	3,722,671
Professional fees	172,326	946,786
Litigation expense	59,178	59,836
Production taxes and royalties	4,305	9,555
Development	325,503	402,388
Gain on sale of equipment	-	(400,000)
Total operating expenses	5,015,360	6,824,204

Net loss from operations	(4,983,433)	(6,730,185)

Other income (expense)
Earnings from equity method investees	(10,866)	(214,975)
Other income and (expense)	86,583	96,913
Interest income	4,173	489,803
Interest expense	(1,752,496)	(662,679)
Total other income (expenses)	(1,672,606)	(290,938)

Net loss	(6,656,039)	(7,021,123)
Less: Non-controlling interest	3,276	79,760
Net loss attributable to AREC shareholders	$(6,652,763)	$(6,941,363)

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS of SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2023

(UNAUDITED)

	Common Stock		Additional			Non-
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Deficit	controlling interest	Total Deficit
Balance as of December 31, 2024	77,996,079	7,802	186,407,166	(266,763,046)	(80,348,078)	(1,561,666)	(81,909,744)
Common stock issued to settle accounts payable and accrued expenses	2,495,770	244	1,543,862	-	1,544,106	-	1,544,106
Stock compensation – options	-	-	518,624	-	518,624	-	518,624
Net loss	-	-	-	(6,652,763)	(6,652,763)	(3,276)	(6,656,039)
Balance as of March 31, 2025	80,491,849	8,046	188,469,652	(273,415,809)	(84,938,111)	(1,564,942)	(86,503,053)

As Restated:
	Common Stock		Additional			Non-
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Deficit	controlling interest	Total Deficit
Balance as of December 31, 2023	76,247,370	$7,627	$181,753,261	$(225,292,333)	$(43,531,445)	$(1,473,852)	$(45,005,297)
Exercise of cashless warrants	871,620	87	(87)	-	-	-	-
Exercise of common stock options	148,000	15	156,882	-	156,897	-	156,897
Issuance of common shares for consulting services	30,000	3	43,797	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	-	(1,361,788)	(1,361,788)	-	(1,361,788)
Stock compensation - options	-	-	986,132	-	986,132	-	986,132
Net loss	-	-	-	(6,941,363)	(6,941,363)	(79,760)	(7,021,123)
Balance as of March 31, 2024	77,296,990	$7,732	$182,939,985	$(233,595,484)	$(50,647,767)	$(1,553,612)	$(52,201,379)

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	March 31,
		(As Restated)
	2025	2024
Cash Flows from Operating activities:
Net loss	$(6,656,039)	$(7,021,123)
Adjustments to reconcile net income (loss) to net cash
Noncash stock based compensation expense	518,624	986,132
Depreciation expense	512,332	550,640
Amortization of mining rights	303,918	307,294
Accretion expense	248,291	249,016
Amortization of right-to-use assets - related party	326,747	47,379
Amortization of issuance costs and debt discount	28,912	25,407
Investment in other entities - Related Parties, net	10,866	214,975
Gain on sale of equipment	-	(400,000)
Issuance of common shares for services	-	43,800
Unrealized gain on short-term investments	4,455	26,382

Change in current assets and liabilities:
Receivables	(30,630)	-
Due from related party	(40,000)	(47,542)
Inventories	(118,300)	-
Prepaid expenses and other current assets	18,615	(11,251)
Trade and non-trade payable	1,528,579	(254,784)
Accounts payable related party	(54,639)	763,054
Accrued expenses	(57,499)	(244,116)
Accrued litigation settlement	59,177	59,835
Accrued interest	2,429,722	-
Operating lease assets and liabilities, net	(21,471)	(21,945)
Operating lease assets and liabilities, net - related party	(446,511)	230
Cash used in operating activities	(1,434,850)	(4,726,617)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	158,499	(936,086)
Proceeds from sale of equipment	-	400,000
Proceeds from short-term investments, net	582,902	103,444
Cash (used in) provided by investing activities	741,401	(432,642)

Cash Flows from Financing activities:
Proceeds from convertible promissory note - related party	-	196,135
Proceeds from convertible promissory note	1,450,000	-
Proceeds received from other financing obligation	-	72,402
Proceeds from the exercise of stock option	-	156,897
Proceeds from tax exempt bonds, net	-	149,719,203
Repayments of other financing obligation	(1,373,201)	(1,881,755)
Cash provided by (used in) financing activities	76,799	148,262,883

Increase (decrease) in cash	(616,650)	143,103,624
Cash and cash equivalents, including restricted cash, beginning of period	155,366,868	30,874,762
Cash and cash equivalents, including restricted cash, end of period	$154,750,218	$173,978,386

SUPPLEMENTAL CASH FLOW INFORMATION
Common stock issued to settle accounts payable and accrued expenses	$1,544,106	$-
Dividend-in-kind of Novustera, Inc. common stock to shareholders	$-	$1,361,788

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation’s (ARC or the Company) operations are comprised of ARC (Corporate or Parent) and three operating segments that we describe as American Infrastructure, ReElements and Electrified Materials.  During this first quarter of 2025, the Company distributed out to its shareholders 90% ownership interest in American Infrastructure and 80% ownership interests in ReElements.  As of March 31, 2025, the Company has determined that American Infrastructure and ReElements, (the “VIEs”) meet the criteria to continue to be consolidated in our financial statements as variable interest entities under ASC 810, Consolidation. The Company holds contractual and financial interests in each of these entities that provide it with the power to direct key activities and the right to receive benefits or the obligation to absorb losses that could be significant.

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

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its variable interest entities.  The variable interest entities by segment include:

American Infrastructure:

American Infrastructure Corporation (AIC), Deane Mining, LLC (Deane), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC), Wyoming County Coal (WCC), Perry County Resources LLC (PCR), Advanced Carbon Materials LLC (ACM), and T.R. Mining & Equipment Ltd. (TR Mining).

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

Acquisition Transactions

Effective February 5, 2024, the Company acquired a 51% interest in TR Properties & Equipment Ltd. (TR) for consideration consisting of a 6% interest in the Company’s subsidiary, American Infrastructure Corporation (AIC). The Company’s investment in TR substantially consists of a single asset, mining rights. Accordingly, the transaction does not meet the definition of a business under ASC Topic 805, Business Combinations, and therefore the Company has accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill or a bargain purchase gain are not recognized, but rather, any difference between the consideration transferred and the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable assets acquired. As of March 31, 2025, the fair value of the assets acquired and consideration exchanged has not been recognized due to the lack of an independent valuation to support fair value.

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

A.RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

The Company has identified certain accounting errors in the Company’s historical consolidated financial statements relating to compliance with U.S. GAAP. As a result, the Audit Committee, in consultation with the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2023 and unaudited consolidated financial statements and the notes thereto as of and for the three months ended March 31, 2024, require restatement and should not be relied upon. Restated financial statements for the year ended December 31, 2023 were included in our 2024 Form 10-K filed with the SEC on May 19, 2025.

The following includes descriptions of the significant adjustments to the Company’s previously reported December 31, 2023 and March 31, 2024 consolidated financial statements.

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

4. Accounts payable reclassification

A reclassification adjustment was made to properly present liabilities within the balance sheet. Certain liabilities were previously misclassified among trade payables, non-trade payables, and accounts payable – related party. This adjustment corrects the classification to reflect the nature of the underlying transactions more accurately.

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

7. Equity investment accounting adjustment

There were accounting errors determined with respect to equity investments. Adjustments have been applied to the Company’s equity investment in Novusterra, which was initially recorded at a derived value rather than fair market value (FMV). Additionally, the equity investment in SPAC American Acquisition Opportunity Inc. (AAO) was incorrectly carried at its cost basis without reflecting changes in earnings. An adjustment was made to account for AAO on the equity method of accounting.

8. Advanced Magnet Lab, Inc. loan reclassification

A note receivable from Advanced Magnet Lab, Inc. was incorrectly classified as Investment in Other Entities - Related Party on the balance sheet. An adjustment was recognized to reclassify this item to notes receivable on the balance sheet.

9. Interest Expense Adjustment

An adjustment was recorded to correct previously understated interest expense resulting from an error in the Company’s debt rollforward calculation. The prior calculation did not accurately reflect the outstanding balances and timing of interest accruals related to certain borrowings. This restatement reflects a true-up of interest expense to properly account for interest incurred during the applicable periods. In addition, the Company identified an error in the calculation of its debt rollforward, which resulted in an understatement of accrued interest, current portion of long-term debt, convertible promissory notes – related party, and interest expense in prior periods. This adjustment corrects the interest expense to reflect the proper accrual based on outstanding debt balances. In addition, there was an adjustment to correct the amount of interest income earned on the WCC Bond.

10. Accrued expenses and settlement adjustments

In connection with the 2024 audit and the re-audit of the 2023 financial statements, legal letter responses were requested and received from attorneys representing the Company with various litigation matters. Based on those responses, the Company concluded a loss was probable and reasonably estimated under Accounting Standards Codification 450. It was also concluded that the status of these litigation cases as of December 31, 2023 supported that a potential loss was probable at that date. Accordingly, adjustments were recognized to record the reserve for these potential litigation losses as of December 31, 2023.

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

12. Non-controlling interest recognition adjustment

Non-controlling interests were previously not recognized for those subsidiaries that the Company does not wholly own. This adjustment records the non-controlling interest in minority ownership in various subsidiaries.

13. Prepaid deposit removal adjustment

Certain prepaid deposits were refunded to the Company. However, the deposit amount recognized in the balance sheet was not de-recognized upon the Company’s receipt of such funds. The adjustment de-recognizes the deposits from the balance sheet and reverses the income recognized in the statement of operations that had been recorded when the funds were returned to the Company.

14. Reclassification of operation expenses

An adjustment was made to correct the classification of certain operating expenses within the consolidated statements of operations. Previously, certain expenses were misclassified among general and administrative (G&A), development expense, professional fees, production taxes and royalties, and cost of coal sales and processing. This adjustment reclassifies these expenditures to the correct expense classification in the statement of operations.

* Represents revision for immaterial error correction

The following tables summarize the effect of the restatement on each financial statement line item in the consolidated financial statements.

Refer to the financial statements included herein which present the impact of the restatement of the Company’s previously reported consolidated balance sheet, the statement of operations, statement of cashflow, and the consolidated stockholders’ deficit for the three months ended March 31, 2024.

Balance Sheet as of March 31, 2024	As Reported	Adjustment	As Restated	Reference
Cash and cash equivalents	$2,168,557	$(1,171,794)	$996,763	1
Restricted cash - current	-	22,184,768	22,184,768	11
Restricted investment	-	4,500,000	4,500,000	2
Short-term investments	-	1,218,081	1,218,081	1
Interest receivables	-	47,542	47,542	*
Due from related party	-	741,243	741,243	3
Prepaid expenses and other current assets	2,521,646	(780,744)	1,740,902	13
Total current assets	4,820,194	26,739,096	31,559,290

Restricted cash	177,643,892	(26,847,037)	150,796,855	11,2
Property and Equipment, net	11,202,362	9,534,469	20,736,831	5
Right-of-use assets, net	18,108,411	(17,320,779)	787,632	5
Right-of-use assets, net - related party	-	98,769	98,769	*
Investment in other entities - Related Parties	4,220,000	(2,319,463)	1,900,537	7
Notes Receivable, net	99,022	280,000	379,022	8
Total assets	$216,093,881	$(9,834,945)	$206,258,936

Trade payables	$4,389,695	$(1,015,527)	$3,374,168	4
Non-trade payables	2,755,451	(2,062,356)	693,095	4
Accounts Payable - Related Party	2,305,604	2,888,554	5,194,158	4
Accrued expenses	-	67,693	67,693	*
Accrued litigation settlement	-	14,163,105	14,163,105	10
Accrued interest	146,101	339,329	485,430	9
Other current liabilities	-	100,000	100,000	*
Notes payable	792,184	(792,184)	-	9
Bond payable, current	-	43,560,566	43,560,566	11
Current portion of long term debt	-	2,140,328	2,140,328	9
Operating lease liabilities, current	59,691	19,457	79,148	*
Operating lease liabilities, current - related party	-	14,245	14,245	*
Finance lease - related party, current	5,510,004	(5,510,004)	-	5
Other financing obligations, current	-	8,424,700	8,424,700	5
Total current liabilities	15,958,730	62,337,906	78,296,636

Remediation liability	21,537,089	312	21,537,401	*
Bond payable, net	192,430,933	(42,711,730)	149,719,203	11
Convertible promissory note - related party	-	682,691	682,691	9
Finance lease - related party, non current	5,488,120	(5,464,263)	23,857	5
Other financing obligations, net of current portion	-	7,354,076	7,354,076	5
Operating lease liabilities, non-current	480,004	281,135	761,139	6
Operating lease liabilities, non-current - related party	-	85,312	85,312	6
Total liabilities	$235,894,876	$22,565,439	$258,460,315

Additional paid-in capital	165,111,534	17,828,451	182,939,985	7
Accumulated deficit	(184,920,261)	(48,754,983)	(233,675,244)
Total stockholders' equity	(19,800,995)	(30,926,532)	(50,727,527)
Non-controlling interest	-	(1,473,852)	(1,473,852)	12
Total deficit	(19,800,995)	(32,400,384)	(52,201,379)
Total liabilities and stockholders' deficit	$216,093,881	$(9,834,945)	$206,258,936

Income Statement for the year ended March 31, 2024	As Reported	Adjustment	As Restated	Reference
Cost of coal sales and processing	1,266,928	(290,476)	976,452	14
Accretion	248,291	291	248,582	*
Depreciation	22,086	528,554	550,640	5
Amortization of mining rights	307,801	(507)	307,294	*
General and administrative	2,062,021	1,660,650	3,722,671	14
Professional fees	390,196	556,590	946,786	14
Litigation expense	-	59,836	59,836	*
Production taxes and royalties	121,767	(112,212)	9,555	14
Development	2,397,140	(1,994,752)	402,388	14
Gain on sale of equipment	(458,000)	58,000	(400,000)	5
Total operating expenses	6,358,230	465,974	6,824,204

Net loss from operations	(6,264,211)	(465,974)	(6,730,185)

Earnings from equity method investees	-	(214,975)	(214,975)	7
Other income and (expense)	251,639	(154,726)	96,913	3
Interest income	36,095	453,708	489,803	9
Interest expense	(249,455)	(413,224)	(662,679)	9
Total other income (expenses)	38,279	(329,217)	(290,938)

Net loss	(6,225,932)	(795,191)	(7,021,123)
Non-controlling interest	-	79,760	79,760	*
Net loss attributable to AREC shareholders	$(6,225,932)	$(715,431)	$(6,941,363)

	Common		(As reported)		(Restated)	(As reported)		(Restated)	(As reported)		(Restated)	(As reported)		(Restated)
	Stock		Additional		Additional				Non-		Non-
	Par Value Shares	Amount	Paid-in Capital	Adjustments	Paid-in Capital	Accumulated Deficit	Adjustments	Accumulated Deficit	controlling interest	Adjustments	controlling interest	Total Deficit	Adjustments	Total Deficit
Balance as of December 31, 2023	76,247,370	$7,627	$178,910,546	2,842,715	$181,753,261	$(178,694,329)	(46,598,004)	$(225,292,333)	-	(1,473,852)	(1,473,852)	$223,844	(45,229,141)	(45,005,297)
Exercise of cashless warrants	871,620	87	(87)	-	(87)	-	-	-	-	-	-	-	-	-
Exercise of common stock options	148,000	15	156,885	(3)	156,882	-	-	-	-	-	-	156,900	(3)	156,897
Issuance of common shares for consulting services	30,000	3	43,797	-	43,797	-	(43,797)	-	-	-	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	(14,560,000)	14,560,000	-		13,198,212	(1,361,788)		-		(14,560,000)		(1,361,788)
Stock compensation - options	-	-	560,393	425,739	986,132		(560,393)	-		-		560,393		986,132
Net loss	-	-	-	-	-	(6,225,932)	(715,431)	(6,941,363)	-	(79,760)	(79,760)	(6,225,932)	(795,191)	(7,021,123)
Balance as of March 31, 2024	77,296,990	$7,732	$165,111,534	17,828,451	$182,939,985	$(184,920,261)	(48,675,223)	$(233,595,484)	-	(1,553,612)	(1,553,612)	$(19,800,995)	(32,400,384)	(52,201,379)

Statement of Cash flows for the three months ended March 31, 2024	As Reported	Adjustment	As Restated	Reference
Cash Flows from Operating activities:
Net loss	$(6,225,932)	$(795,191)	$(7,021,123)
Noncash stock based compensation expense	560,393	425,739	986,132	7
Depreciation expense	32,496	518,144	550,640	5
Amortization of mining rights	304,970	2,324	307,294	*
Accretion expense	248,290	726	249,016	*
Amortization of right-to-use assets - related party	168,502	(121,123)	47,379	6
Accretion of right-to-use assets	242,817	(242,817)	-	6
Amortization of issuance costs and debt discount	41,572	(16,165)	25,407	*
Investment in other entities - Related Parties, net	-	214,975	214,975	7
Gain on sale of equipment	-	(400,000)	(400,000)	5
Unrealized gain on short-term investments	-	26,382	26,382	*
Due from related party	-	(47,542)	(47,542)	*
Inventories	(75,991)	75,991	-	*
Prepaid expenses and other current assets	(653,995)	642,744	(11,251)	13
Trade and non-trade payable	(2,172,024)	1,917,240	(254,784)	4
Accounts payable related party	(66,093)	829,147	763,054	4
Accrued expenses	-	(244,116)	(244,116)	10
Accrued litigation settlement	-	59,835	59,835	*
Accrued interest	(366,457)	366,457	-	9
Other current liabilities	(200,000)	200,000	-	4
Operating lease assets and liabilities, net - related party	(13,579)	13,809	230	*
Operating lease assets and liabilities, net	-	(21,945)	(21,945)	*
Cash used in operating activities	(8,131,227)	3,404,610	(4,726,617)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	(264,939)	(671,147)	(936,086)	5
Proceeds from sale of equipment	4,062,115	(3,662,115)	400,000	5
Proceeds from short-term investments, net	-	103,444	103,444	1
Cash (used in) provided by investing activities	3,797,176	(4,229,818)	(432,642)

Cash Flows from Financing activities:
Proceeds from tax exempt bonds, net	148,236,861	1,482,342	149,719,203	11
Proceeds from the exercise of stock option	156,900	(3)	156,897	*
Proceeds received from other financing obligation	-	72,402	72,402	*
Proceeds from convertible promissory note - related party	-	196,135	196,135	9
Repayments of other financing obligation	-	(1,881,755)	(1,881,755)	5
Repayments of finance lease liabilities	(1,566,363)	1,566,363	-	5
Repayments on notes payable	(12,472)	12,472	-	*
Cash provided by (used in) financing activities	146,817,926	1,444,957	148,262,883

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

Restricted cash and cash equivalents are held in trusts related to the Tax-Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of March 31, 2025 and December 31,  2024. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in the current period earnings or loss.

The following table sets forth the total of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets.

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$24,623	$604,485
Restricted Cash	154,725,595	154,762,383
Total cash and restricted cash presented in the consolidated statement of cash flows	$154,750,218	$155,366,868

Restricted Investments: Consist of U.S. government securities, corporate fixed income, and U.S. government securities that are held in trusts related to the Tax-Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of March 31, 2025 and December 31, 2024. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in the current period earnings or loss.

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

There were no impairments recognized during the periods ended March 31, 2025 and 2024. Costs related to maintenance and repairs which do not prolong an asset’s useful life are expensed as incurred.

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

We assess our ARO at events warrant to reflect revisions for permit changes, changes in our estimated reclamation costs and changes in the estimated timing of such costs. Management is currently in the process of assessing the ARO for the fiscal year and will include revisions if any during the first quarter of 2025.

The table below reflects the changes to our ARO::

	March 31, 2025	March 31,2024
Beginning Balance	$22,279,908	$21,537,110
Accretion	248,291	248,582
Ending Balance	$22,528,196	$21,785,692

Accretion expense amounted to $248,291 and $248,582 for the three months ending March 31, 2025 and 2024, respectively.

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

Note 3 presents the Company’s financial assets or liabilities measured at fair value as of March 31, 2025 and December 31, 2024. The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value at March 31, 2025 and December 31, 2024 due to their short-term nature.

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

The allowance for note receivable was $99,022 and $99,022 as of March 31, 2025 and December 31, 2024, respectively. The note receivables have collateral in certain mining permits which are strategic to our subsidiary, Knott County Coal (KCC). The timing of payment on the note is uncertain resulting in a full allowance for the note.

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

NOTE 2 - PROPERTY AND EQUIPMENT

As of March 31, 2025 and December 31, 2024, property and equipment were comprised of the following:

	March 31,	December 31,
	2025	2024
Surface	$2,583,400	$2,583,400
Underground	8,625,574	8,625,574
Processing/Loadout	12,114,676	12,081,045
Coal Refuse Storage	12,134,192	12,134,192
Building	54,202	54,202
Land	1,617,435	1,617,435
Acquired Mining Rights	484,907	484,907
Rare Earth Processing	304,962	304,962
Construction in Progress	5,125,319	5,317,449
	43,044,667	43,203,166
Less accumulated depreciation and amortization	(26,580,873)	(25,764,623)
Property and equipment, net	16,463,794	17,438,543

Depreciation expense amounted to $512,332 and $550,640 for three months ended March 31, 2025 and March 31, 2024 and 2023, respectively. Amortization of mining rights amounted to $303,918 and $307,294 for three months ending March 31, 2025 and 2024, respectively.

The estimated useful lives are as follows:

Surface equipment	7 years
Underground Equipment	5 years
Processing and rail facilities	7-20 years
Acquired mining rights	10 years
Building	15 years
Acquired mining rights	5-10 years
Rare earth processing equipment	3-5 years

NOTE 3 – INVESTMENTS IN TRADING SECURITIES

Investments (all level 1 fair value measurements) in trading securities consist of U.S. government and agency securities and fixed income funds that are by the Company or held in trusts related to the Company’s tax-exempt bonds. These investments held by a trust related to the Company’s tax-exempt bonds are classified as restricted investments on the accompanying balance sheets. All other securities are classified as short-term investments on the accompanying balance sheet. The short-term investment securities are classified as trading securities and, accordingly, the unrealized gains and losses are recorded in current period earnings or loss.

The Company’s investments in securities consisting of fixed income funds are as follows:

		Gross Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

March 31, 2025	$157,166,617	$381,646	$-	$-	$157,548,263
December 31, 2024	$151,100,796	$5,243,584	$(3,031)	$-	$156,341,349

There were no investments with unrealized losses that have been owned for more than or less than a year.

The debt securities outstanding as of March 31, 2025 have a maturity date of May 31, 2038.

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

As of March 31, 2025, $3,929 has been accrued and is included in accounts payable – related party.

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

As of March 31 2025, $491,251 has been accrued and is included in trade payables.

Finance lease – related party

ReElement leases approximately 316,000 square feet of commercial space from LRR, a related party, for its processing facility at 3301 South Adams Street, Marion, Indiana.  The current monthly rent payment is $115,773.  The lease expires in May of 2063 and is subject to escalation payments on an annual basis.

The Company has not made any payments on the related party finance lease as of March 31, 2025, and has a balance of $355,852 due for deferred rent payments included in accounts payable – related party.

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

		For the Three Months Ended
		March 31,
	Expense Classification	2025	2024
Operating lease expense:
Amortization of ROU asset	General and administrative	$59,012	$22,364
Accretion of operating lease liability	General and administrative	165,705	46,492
Total operating lease expense		$224,717	$68,855

Finance lease expense:
Amortization of ROU asset	General and administrative	$126,296	$-
Interest on lease liabilities	Interest expense	452,346	-
Total finance lease expense		$578,642	$-

Other information related to leases is as follows:

	As of March 31,	As of December 31,
Operating leases:	2025	2024
Weighted-average remaining lease term:
Operating leases (in years)	4.47	4.61
Weighted-average discount rate:
Operating leases	10%	10%
Finance lease:
Finance lease (in years)	38.15	38.39
Weighted-average discount rate:
Finance lease	9%	9%

The future minimum lease payments required under leases as of March 31, 2025 were as follows:

	Operating	Finance
Fiscal Year	Leases	Leases	Total
2025	784,773	1,085,049	1,869,822
2026	693,104	1,482,300	2,175,404
2027	704,330	1,518,757	2,223,087
2028	709,921	1,556,126	2,266,047
2029	140,766	1,594,429	1,735,195
Thereafter	244,569	82,289,140	82,533,709
Discounted cash flows	3,277,463	89,525,801	92,803,264
Less imputed interest	(613,348)	(69,830,090)	(70,443,438)
Present value of lease liabilities	$2,664,115	19,695,711	$22,359,826

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective January 1, 2022, the Company amended a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The amended contract terms state that service costs are passed through to the Company with a 12.5% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. For the three months ended March 31, 2025 and 2024, the amounts incurred under the agreement amounted to $764,542 and $4,216,528, respectively. The amount paid for the three months ended March 31, 2025 and 2024 amounted to $893,995 and $4,966,536, respectively. As of March 31, 2025 and December 31, 2024, the amount due under the agreement amounted to $1,554,159 and $1,683,612, respectively. These project management services were all payable as of March 31, 2025 and 2024.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of March 31, 2025 and December 31, 2024, there is no market for the LBX Token and therefore no value has been assigned.

On June 11, 2020 the Company purchased $1,494,570 of secured debt including accrued interest that had been owed to Samuel Coal Holding Corp., by its operating subsidiary, Samuel Coal Corp. As a result of the transaction, the Company became the creditor on the four notes. The notes are in default and have been fully impaired due to collectability uncertainty as of December 31, 2022.

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, Land Resources & Royalties, LLC (“LRR”), owned by members of the Company’s management. LRR leases various parcels of land to AIC and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of March 31, 2025 and December 31, 2024, amounts owed to LRR totaled $0 and $0, respectively.

The Company was the sponsor of American Opportunity Ventures LLC (“AMAO”) a blank check company organized on January 20, 2021 and effectuated its business combination with Royalty Management Corporation (“RMCO”) on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation. The Company provided AMAO with money as needed for working capital needs. The advances from the Company are non-interest bearing and payable upon demand by the Company. No cash advances were made as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had a balance of $741,243 due from RMCO.

On January 13, 2023, ReElement Technologies Corporation (“RLMT”), a subsidiary of the Company, entered into a Line of Credit Agreement with LRR in the amount of $1,100,000 (the “Line of Credit”). Refer to Note 8 for further information on the convertible promissory notes.

As further described in Note 4, RLMT is the lessee under a 30 year lease agreement with LRR and Electrified Materials Corporation is the lessee under three commercial leases with LRR.

On January 22, 2025 and March 4, 2025 the Company entered into an agreement to settle outstanding accounts payable to Land Betterment Corp. of $332,500 and $1,063,040, respectively through the issuance of equity. As a result, the liability was extinguished and reclassified to additional paid-in capital. The transaction was accounted for as a non-cash financing activity and is reflected as such in the statement of cash flows for the three months ended March 31, 2025.

On February 28, 2025, the Company entered into an agreement to settle outstanding accounts payable to LRR of $84,807 through the issuance of equity. As a result, the liability was extinguished and reclassified to additional paid-in capital. The transaction was accounted for as a non-cash financing activity and is reflected as such in the statement of cash flows for the three months ended March 31, 2025.

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

Royalty Management Co.

During January 2021, the company invested $2,250,000 for 50% ownership and became the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is the primary beneficiary, therefore AOV has been consolidated into the Company’s financial statement. As such, AOV’s sole investment in Royalty Management Co (RMCO) will be accounted for using the equity method of accounting. The sole investment was initially in American Acquisition Opportunity Inc (AMAO) a SPAC that closed its reverse merger with RMCO effective October 31, 2023. The Company recognizes the earnings or losses on a three-month lag to ensure consistency and timely filling of the Company’s financial statements. As of March 31, 2025 and December 31, 2024 the Company held 3,076,500 shares of Class A common stock in RMCO.

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

As of March 31, 2025 and December 31, 2024, the carrying value of the investment was $0.

FUB Mineral LLC

On October 1, 2021, the Company contributed $250,000 for 23% ownership of FUB Mineral LLC (FUB). Simultaneously the Company issued a promissory note to FUB for $350,000 that was fully repaid as of April 15, 2022. On February 2, 2022, the Company issued a new promissory note for $535,000 to FUB with an interest rate of 10% and maturity date of February 1, 2023, which has been extended by the Company through the end of August 2024. As of March 31, 2025 and December 31, 2024, the Company had a note receivable balance of $0.

Advanced Magnet Lab, Inc

On December 21, 2022 the Company issued a convertible promissory note to Advanced Magnet, Inc. (“AML”) for $280,000 with a 10% interest rate that compounds monthly. The Company’s Chief Executive Officer is the director of AML. The convertible promissory note may be prepaid at any time. The Company has the option to convert the principal amounts of the convertible promissory note at a share price of $1.50 per share. The Company has not recorded any interest income related to this note due to the income deemed not probable and has held the investment at cost, which the Company expects to receive common stock upon conversion for the value of the principal balance. As of March 31, 2025 and December 31, 2024, the Company had a note receivable balance of $280,000.

NOTE 7 – DEBT

Current portion of long-term debt

On September 25, 2017, the Company entered into an equipment purchase agreement, which carries 0% interest with an unaffiliated entity (“September 2017 Note”) to purchase certain underground mining equipment for $350,000. The agreement provided monthly payments of $20,000 until the balance is paid in full. The note matured on September 25, 2019 and is secured by the equipment purchased with the note. As of March 31, 2025 and December 31, 2024, the note is in default. As of March 31, 2025 and December 31, 2024, the principal balance was $181,736.

On June 3, 2022, the Company entered into a promissory note agreement (“June 2022 Note”) with an unrelated party in the amount of $2,500,000. The note carried an interest rate of 5% and had a maturity date of May 27, 2023. As of March 31, 2025 and December 31, 2024, the loan was in default. As of March 31, 2025 and December 31, 2024, the principal balance was $822,856 and the accrued interest balance was $287,167 and $181,950, respectively. For the three months ended March 31, 2025 and 2024, the interest expense was $27,294 and $24,707 respectively.

On April 7, 2023, the Company entered into a promissory note agreement (“April 2023 Note”) with an unrelated party in the amount of $1,381,250. The note carried an interest rate of 0% and had a maturity date of March 31, 2024. As of March 31, 2025 and December 31, 2024, the loan was in default. As of March 31, 2025 and December 31, 2024, the principal balance was $1,072,736 and the accrued interest balance was $0. For the three months ended March 31, 2025 and 2024, the interest expense was $0.

		March 31, 2025			December 31, 2024
	Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

September 2017 Note	9/25/2019	$181,736	$181,736	-	$181,736	$181,736	$-
June 2022 Note	5/27/2023	1,110,023	822,856	287,167	1,082,728	822,856	259,872
April 2023 Note	3/31/2024	1,072,736	1,072,736	-	1,072,736	1,072,736	-
		$2,364,495	$2,077,328	$287,167	$2,337,201	$2,077,328	$259,872

** - Total Outstanding = Principal + Interest as of March 31, 2025 and December 31, 2024

Bonds payable, net

On May 31, 2023, the West Virginia Economic Development Authority (the “Issuer”) issued $45 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds, Series 2023 (the “2023 Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 8, 2023 between the Issuer and UMB Bank N.A., as trustee (the “Trustee”). The Tax-Exempt Bonds are payable solely from payments to be made by the Company under the Loan Agreement as evidenced by a Note from the Company to the Trustee. The Tax-Exempt Bonds were issued to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at the Company’s Wyoming County, West Virginia development, and for capitalized interest and certain costs related to issuance of the Tax-Exempt Bonds.

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

 As of March 31, 2025 and December 31, 2024, the Company was not in compliance with certain provisions of the bond agreement. The failure to comply with these provisions constituted an event of default under the terms of the bond agreement. Accordingly, the bonds have been classified as a current liability on the balance sheets.

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

The Company accounts for investment income and interest expenses related to the tax-exempt bonds that are restricted for payment of project costs by capitalizing the net amount each period related to qualifying expenditures  to construction in progress per ASC 835-20-30-11.

The outstanding net balance on the bonds was $193,395,410 and $193,366,505 as of March 31, 2025 December 31, 2024 respectively.

	March 31,	December 31,
	2025	2024
Tax Exempt Bonds ($45 million face value)	$45,000,000	$45,000,000
Tax Exempt Bonds ($150 million face value)	150,000,000	150,000,000
Debt issuance costs and debt discount	(1,604,590)	(1,633,495)
Bonds payable	193,395,410	193,366,505
Less: current portion	43,662,174	43,636,752
Bonds payable, net	$149,733,243	$149,729,753

Convertible Promissory Notes – Related party

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

In October to March 2025, ReElement issued eleven convertible promissory notes (the “Notes B-K”) to unaffiliated investors with an aggregate principal amount of $1,950,520.  The Notes mature between October and December of  2026. Notes B-K bear interest at an annual rate of 12.0%, compounded annually. Upon an Event of Default, the outstanding principal amounts, together with any past due or accrued interest, shall bear interest at a rate of 13.5% per annum, compounded annually, from the date of the default until such amounts are fully paid or the Event of Default is cured, whichever occurs first. Unless previously converted, all principal and accrued interest under Notes B-K are payable on the Maturity Date. Notes B-K are convertible into shares of the ReElement’s common stock at the election of the holders. The conversion price is based on a fully diluted valuation of the ReElement’s at $150,000,000. As of March 31, 2025 and December 31, 2024, Note B-K had an outstanding principal balance of $500,250 and accrued interest of $12,729 and $10,356, respectively.

As of March 31, 2025 and December 31, 2024, there was an aggregate of $3,561,416 and $2,111,416 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the consolidated balance sheets. As of March 31, 2025 and December 31, 2024, accrued interest on the convertible promissory notes amounted to $154,416 and $70,736, respectively. For the three months ended March 31, 2025 and 2024 the interest expense was $70,736 and $6,777 respectively.

The following tables reflects a summary of the outstanding principal and accrued interest by each lender and their respective maturity date as of March 31, 2025 and December 31, 2024:

		March 31, 2025			December 31, 2024
	Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

Note A	2/16/2027	$159,295	$142,471	$16,824	$155,327	$142,471	$12,856
Note A	2/20/2027	22,474	20,122	2,352	21,914	20,122	1,792
Note A	3/5/2027	15,268	13,722	1,546	14,887	13,722	1,165
Note A	3/18/2027	22,008	19,850	2,158	21,460	19,850	1,610
Note A	4/15/2027	19,590	17,789	1,801	19,102	17,789	1,313
Note A	6/20/2027	265,000	245,133	19,867	258,384	245,133	13,251
Note A	8/1/2027	228,503	213,818	14,685	222,811	213,818	8,993
Note A	8/22/2027	234,531	220,708	13,823	228,689	220,708	7,981
Note A	10/11/2027	470,447	448,769	21,678	458,728	448,769	9,959
Note A	12/27/2027	275,675	268,513	7,161	268,808	268,513	294
Note B	10/29/2026	262,729	250,000	12,729	260,356	250,000	10,356
Note C	11/21/2026	104,855	100,520	4,335	101,842	100,520	1,322
Note D	11/19/2026	57,500	50,000	7,500	50,000	50,000	6,000
Note E	12/30/2026	114,959	100,000	14,959	100,000	100,000	-
Note F	1/16/2027	51,250	50,000	1,250	-	-	-
Note G	2/5/2027	102,000	100,000	2,000	-	-	-
Note H	1/6/2027	102,750	100,000	2,750	-	-	-
Note I	2/24/2027	101,000	100,000	1,000	-	-	-
Note H	2/28/2027	50,500	50,000	500	-	-	-
Note J	3/3/2027	50,500	50,000	500	-	-	-
Note K	3/11/2027	1,005,000	1,000,000	5,000
		$3,715,832	$3,561,416	$149,416	$2,182,307	$2,111,416	$76,891

** - Total Outstanding = Principal + Interest as of March 31, 2025 and December 31, 2024

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

Total stock-based compensation expense for grants to officers, employees and consultants was $518,624 and $986,129 for the three months ended March 31, 2025, and 2024, respectively, which was charged to general and administrative expense.

During the quarter ended March 31, 2025, the Company settled accounts payables and accrued expenses totaling $1,544,106 for 2,495,770 shares of common stock.

As of March 31, 2025, the company has $5,589,669 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately five years.

		Weighted	Weighted Average	Aggregate
	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - December 31, 2023	10,149,770	$1.57	5.39	$5,683,871
Granted	1,025,000	$0.90	7.30	$-
Outstanding - March 31, 2024	11,174,770	$1.54	4.73	$5,715,434
Exercisable (Vested) - March 31, 2024	5,455,207	$0.87	3.95	$

		Weighted	Weighted Average	Aggregate
	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - December 31, 2024	11,271,770	$1.49	4.83	$5,410,450
Forfeited or Expired	(100,000)	$1.74	-	$-
Exercised	(228,125)	$0.87	-	$-
Outstanding - March 31, 2025	10,943,645	$1.50	4.47	$5,023,856
Exercisable (Vested) - March 31, 2025	5,948,405	$0.87	3.28

NOTE 9 – CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation matters that management intends to defend. The range of loss, if any, from all potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters  not disclosed below will not have a material adverse impact on the Company’s business or financial position.

American Infrastructure Legal Proceedings

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

In 2023, American Infrastructure was given a judgement due to a lease dispute.  The case is being appealed and $5,499,836  has been accrued for this potential loss using an interest rate to calculate interest of 6%.

In 2019, the Company received notice that a certain lease assumption as part of the PCR acquisition was being disputed by the lessor.

In addition, the above, the Company has various other amounts that were accrued for services provided by various vendors and where payment is being disputed and subject to litigation that total approximately $5,295,862 as of March 31, 2025 and December 31, 2024.

NOTE 10 – SEGMENT INFORMATION

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

The table below presents information about reported segments for the three months ending:

March 31, 2025
($ in thousands)	Corporate	American Carbon	ReElements	American Metals	Consolidated
Revenues	$-	$-	$31,927	$-	$31,927
Gross margin	(118,346)	(13,718)	(18,003)	-	(150,066)
Operating income (loss)	$(1,099,421)	$(2,440,962)	$(1,318,835)	$(124,210)	$(4,983,428)

March 31, 2024
($ in thousands)	Corporate	American Carbon	ReElements	American Metals	Consolidated
Revenues	$-	$91,767	$2,252	$-	$94,019
Gross margin	(23,176)	(780,392)	(78,864)	-	(882,432)
Operating income (loss)	$(1,624,665)	$(3,189,709)	$(1,915,021)	$(789)	$(6,730,185)

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss) before income taxes, for the three months ended March 31, 2025 and 2024, is as follows:

	For the Three Months Ended
	March 31, 2025
	Corporate	American Carbon	ReElements	American Metals	Consolidated
Total revenue	$-	$-	$31,927	$-	$31,927
Cost of revenues	(118,346)	(13,718)	(49,930)	-	(181,994)
Gross Margin	(118,346)	(13,718)	(18,003)	-	(150,066)
Operating expenses (income)
Accretion	-	(248,291)	-	-	(248,291)
Depreciation	-	(512,332)	-	-	(512,332)
Amortization of mining rights	-	(303,918)	-	-	(303,918)
General and administrative	(843,101)	(1,311,600)	(928,596)	(124,210)	(3,207,508)
Professional fees	(65,956)	(43,066)	(63,305)	-	(172,327)
Litigation expense	(59,178)	-	-	-	(59,178)
Production taxes and royalties	(1,343)	(8,037)	5,075	-	(4,305)
Development	(11,497)	-	(314,006)	-	(325,503)
Gain on sale of equipment	-	-	-	-	-
Segment operating loss	(1,099,421)	(2,440,962)	(1,318,835)	(124,210)	(4,983,428)

Reconciliation to net loss:
Other income (expense)
Earnings from equity method investees	(10,866)	-	-	-	(10,866)
Other income and (expense)	(6,751)	78,334	15,000	-	86,583
Interest income	4,173	-	-	-	4,173
Interest expense	(764,889)	(953,962)	(33,644)	-	(1,752,496)
Net loss	(1,877,755)	(3,316,590)	(1,337,479)	(124,210)	(6,656,034)

	For the Three Months Ended
	March 31, 2024
	Corporate	American Carbon	ReElements	American Metals	Consolidated
Revenue
Coal sales	$-	$-	$-	$-	$-
Metal recovery and sales	-	27,100	2,252	-	29,352
Royalty income	-	64,667	-	-	64,667
Total revenue	$-	$91,767	$2,252	$-	$94,019
Cost of revenues	(23,176)	(872,159)	(81,116)	-	(976,451)
Gross Margin	(23,176)	(780,392)	(78,864)	-	(882,432)
Operating expenses (income)
Accretion	-	(248,582)	-	-	(248,582)
Depreciation	-	-	(550,640)	-	(550,640)
Amortization of mining rights	-	-	(307,294)	-	(307,294)
General and administrative	(1,235,597)	(1,756,155)	(730,132)	(789)	(3,722,672)
Professional fees	(235,307)	(548,905)	(162,574)	-	(946,786)
Litigation expense	(59,836)	-	-	-	(59,836)
Production taxes and royalties	(4,711)	(3,704)	(1,140)	-	(9,555)
Development	(66,039)	(251,972)	(84,377)	-	(402,388)
Gain on sale of equipment	-	400,000	-	-	400,000
Segment operating loss	(1,624,665)	(3,189,709)	(1,915,021)	(789)	(6,730,185)

Reconciliation to net loss:
Other income (expense)
Earnings from equity method investees	(158,780)	-	(56,195)	-	(214,975)
Other income and (expense)	25,113	71,800	-	-	96,913
Interest income	50,218	439,585	-	-	489,803
Interest expense	(409,042)	(224,961)	(28,676)	-	(662,679)
Net loss	(2,117,156)	(2,903,285)	(1,999,892)	(789)	(7,021,123)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation and amortization is included with various other costs in an overhead allocation to each segment. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Long-lived assets, classified by the segment were as follows:

	March 31,	March 31,
($ in thousands)	2025	2024
Corporate	(116,415)	6,632,779
American Carbon	173,862,004	195,161,703
ReElements	25,940,243	4,452,432
American Metals	1,572,550	12,021
Consolidated	201,258,383	206,258,935

NOTE 11 - SUBSEQUENT EVENTS

Bond Refinancing

On April 1, 2025, Kentucky Lithium LLC closed a remarketing of the outstanding $150,000,000 Industrial Building Revenue Bonds Series 2024.   The remarketed bonds carry a principal value of $150,000,000 an interest rate of 3.97% and a maturity date of March 28, 2044.

Right of Use Assets

On April 1, 2025 ReElement Technologies entered into an equipment financing transaction for rare earth and critical element processing equipment.  The net benefit to the company was $136,178 and the term of the lease is 36 months.

On May 1, 2025 American Resources entered into a refinancing arrangement with existing equipment financing obligations.  The net benefit to the company was $3,165,070 and the term of the leases are 48 months.

Debt

On April 18, 2025 $175,996 was drawn on the ReElement line of credit with Land Resources and Royalties LLC for equipment purchases.

During April 2025, $2,205,000 was closed on ReElement Convertible Notes.

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

Efforts to diversify revenue streams have led to the establishment of additional subsidiaries; Electrified Materials Corporation (EMC) which is focused on the aggregation, recovery and sale of recovered metal and steel and American Rare Earth LLC (ARE) which is focused on the purification and monetization of critical and rare earth element deposits and end of life magnets and batteries.  During 2024, American Rare Earth LLC changed its name to ReElement Technologies LLC (ReElement).  During 2024, ReElement filed and changed from a limited liability company to a corporation. During 2025, the Company gave up majority stake in American Infrastructure, ReElements, and Electrified Materials. The Company maintained contractual and financial interests in each of these entities that provide it with the power to direct key activities and accordingly these entities continue to be consolidated as variable interest entities.

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

Both the Mill Creek Preparation Plant and the rail loadout are operational, and any work required on any of the plant or loadouts would be routine maintenance. The allocated cost of the property at Deane Mining paid by the Company is $1,569,641.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024	Change
Revenue
Coal sales	$-	$-	$-
Metal recovery and sales	1,050	29,352	(28,302)
Service Fee Revenue	30,305	-	30,305
RareEarth oxide revenue	572	-	572
Royalty income	-	64,667	(64,667)
Total revenue	31,927	94,019	(62,092)

Operating expenses (income)
Coal production and holdings costs	181,995	976,452	(794,457)
Accretion	248,291	248,582	(291)
Depreciation	512,332	550,640	(38,308)
Amortization of mining rights	303,918	307,294	(3,376)
General and administrative	3,207,512	3,722,671	(515,159)
Professional fees	172,326	946,786	(774,460)
Litigation expense	59,178	59,836	(658)
Production taxes and royalties	4,305	9,555	(5,250)
Development	325,503	402,388	(76,885)
Gain on sale of equipment	-	(400,000)	400,000
Total operating expenses	5,015,360	6,824,204	(1,808,844)

Net loss from operations	(4,983,433)	(6,730,185)	1,746,752

Other income (expense)
Earnings from equity method investees	(10,866)	(214,975)	204,109
Other income and (expense)	86,583	96,913	(10,330)
Interest income	4,173	489,803	(485,630)
Interest expense	(1,752,496)	(662,679)	(1,089,817)
Total other income (expenses)	(1,672,606)	(290,938)	(1,381,668)

Net loss	(6,656,039)	(7,021,123)	365,084
Less: Non-controlling interest	3,276	79,760	(76,484)
Net loss attributable to AREC shareholders	$(6,652,763)	$(6,941,363)	$288,600

Revenue decreased by $62,092 for the three months ended March 31, 2025 compared to 2024. The primary driver of the decrease was a reduction of $64,667 in royalty income for the three months ended March 31, 2025 as compared to 2024.

The following table summarizes the period over period changes in operating expenses (income) for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024	Change
Operating expenses (income)
Coal production and holdings costs	$181,995	$976,452	(794,457)
Accretion	248,291	248,582	(291)
Depreciation	512,332	550,640	(38,308)
Amortization of mining rights	303,918	307,294	(3,376)
General and administrative	3,207,512	3,722,671	(515,159)
Professional fees	172,326	946,786	(774,460)
Litigation expense	59,178	59,836	(658)
Production taxes and royalties	4,305	9,555	(5,250)
Development	325,503	402,388	(76,885)
Gain on sale of equipment	-	(400,000)	400,000
Total operating expenses	$5,015,360	$6,824,204	(1,808,844)

Total operating expenses decreased by $1,808,844 for the three months ending March 31, 2025 as compared to 2024. This decrease was primarily driven by lower coal production related costs due to idled mining operations, lower holding costs of $794,457 due to concentrated efforts to lower payroll costs, and professional fees of $774,460 due to the decrease in legal fees.

The following table summarizes the period over period changes in other income (expense) for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024	Change
Other income (expense)
Earnings from equity method investees	$(10,866)	$(214,975)	204,109
Other income and (expense)	86,583	96,913	(10,330)
Interest income	4,173	489,803	(485,630)
Interest expense	(1,752,496)	(662,679)	(1,089,817)
Total other income (expenses)	$(1,672,606)	$(290,938)	(1,381,668)

The increase in net other expense is primarily attributable to the net decrease in interest income of $485,630 and the net increase in interest expense of $1,089,817, compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

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

As of March 31, 2025, the company has a cash balance of $24,623 and a working deficit of $75,839,150. We expect to fund our liquidity requirements over the next 12 months primarily with cash on hand and additional debt and equity financing transactions.  If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may be required to rationalize our expenditures or slow down efforts to further develop our new business models. We do not have any credit lines currently available to fund our liquidity requirements.  Maintaining future liquidity is subject to significant uncertainties primarily related to the generation of revenues from our new business models at levels that surpass breakeven and the ability to obtain additional debt and equity financing.

Cash Flows

Three Months Ended March 31, 2025 and 2024

	Three months ended March 31,
	2025	2024
Consolidated statement of cash flow data:
Cash used in operating activities	$(1,434,850)	$(4,726,617)
Cash provided by (used in) investing activities	741,401	(432,642)
Cash provided by financing activities	76,799	148,262,883
Net change in cash and restricted cash	$(616,650)	$143,103,624

The $3,291,767 decrease in cash used for operating activities was primarily due to a $365,084 decrease in net loss and a $1,523,562 increase in cash flow provided by changes in working capital offset by an decrease of $496,880 in non-cash charges.

Cash provided by investing activities for the three months ended March 31, 2025 was $741,401 compared to cash used in investing activities of $432,642 for the three months ended March 31, 2024. The change was primarily due to purchases of property and equipment, net of capitalized interest income and (expense) of $1,643,099 and proceeds from short-term investments of $582,902.

Cash provided by financing activities for the three months ended 2025 was $76,799 compared to $148,262,883 for the three months ended 2024. The change was due to proceeds from tax exempt bonds, net of $149,719,203 that was received in March 31, 2024 and no bonds issued in 2025, repayment of other financing obligation of $1,373,201, offset by proceeds from convertible promissory note of $1,450,000.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2025.

Off Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements.

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

With respect to the period ending March 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2025, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2025 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: May 23, 2025	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
Principal Executive Officer

