Form 10-K/A
period 2024-12-31
American Resources Corp
filed 2025-06-02
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

 EXPLANATORY NOTE

American Resources is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission on May 19, 2025, for the sole purpose of filing the required XBRL reporting.

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

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	May 20, 2025
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	May 20, 2025
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	May 20, 2025
Kirk P. Taylor

/s/ Thomas M. Sauve	Director, President	May 20, 2025
Thomas M. Sauve

/s/ Josh Hawes	Director	May 20, 2025
Josh Hawes

/s/ Gerardine Botte	Director	May 20, 2025
Gerardine Botte, PHD

/s/ Courtenay O. Taplin	Director	May 20, 2025
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

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2024	2023
Cash Flows from Operating activities:
Net loss	$(39,746,016)	$(38,250,463)
Adjustments to reconcile net income (loss) to net cash
Noncash stock based compensation expense	3,274,760	3,292,129
Depreciation expense	2,735,972	2,323,431
Amortization of mining rights	1,543,226	1,222,686
Accretion expense	991,520	992,749
Amortization of right-to-use assets - related party	823,627	-
Amortization of issuance costs and debt discount	112,143	59,271
Investment in other entities - Related Parties, net	409,268	562,696
Gain on sale of equipment	(400,000)	(1,625,000)
Issuance of common shares for services	143,575	100,000
Allowance for losses on due from related party	190,000	-
Allowance for losses on note receivable	99,022	-
Unrealized gain on short-term investments	45,514	15,342

Change in current assets and liabilities:
Interest receivable	(85,991)	-
Receivables	(6,675)	660,756
Due from related party	(530,000)	(352,243)
Inventories	(829,998)	316,699
Prepaid expenses and other current assets	583,825	(942,557)
Trade and non-trade payable	1,411,878	(3,118,438)
Accounts payable related party	4,583,184	(253,128)
Accrued expenses	295,132	311,809
Accrued litigation settlement	240,658	14,103,270
Accrued interest	1,661,089	377,306
Other current liabilities	-	100,000
Operating lease assets and liabilities, net	4,755	2,756
Operating lease assets and liabilities, net - related party	224,180	-
Cash used in operating activities	(22,225,352)	(20,100,929)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	(1,059,062)	(3,616,866)
Repayment on current portion of long term debt	-	222,822
Proceeds from sale of equipment	400,000	1,625,000
Proceeds from short-term investments, net	715,038	641,617
Purchase of investments, net	-	(4,500,000)
Cash (used in) provided by investing activities	55,976	(5,627,427)

Cash Flows from Financing activities:
Proceeds from tax exempt bonds, net	149,719,203	43,475,888
Proceeds from convertible promissory note - related party	1,624,860	486,556
Proceeds from the exercise of stock option	156,900	-
Proceeds received from other financing obligation	2,493,819	7,733,231
Cash received from warrant conversions	32,339	-
Repayments of other financing obligation	(7,365,639)	(6,083,386)
Cash provided by (used in) financing activities	146,661,482	45,612,289

Increase (decrease) in cash	124,492,106	19,883,933
Cash and cash equivalents, including restricted cash, beginning of period	30,874,762	10,990,829
Cash and cash equivalents, including restricted cash, end of period	$155,366,868	$30,874,762

SUPPLEMENTAL CASH FLOW INFORMATION

Common stock issued to settle accounts payable and accrued expenses	$595,785	$-
Dividend-in-kind of Novustera, Inc. common stock to shareholders	$1,361,788	$-
Acquisition of assets through operating leases - related party	$1,897,736	$-
Acquisition of assets through finance lease - related party	$19,786,394	$-
Conversion of convertible debt into common stock	$-	$9,787,423

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

