Form 10-Q/A
period 2025-03-31
American Resources Corp
filed 2025-06-02
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

American Resources is filing this Amendment No. 1 on Form 10-Q/A to its Annual Report on Form 10-Q for the 3-month period ended March 31, 2025, originally filed with the U.S. Securities and Exchange Commission on May 28, 2025, for the sole purpose of filing the required XBRL reporting.

AMERICAN RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$24,623	$604,485
Restricted cash - current	655,968	2,353,473
Restricted investment	4,500,000	4,500,000
Short-term investments	-	587,357
Due from related party	1,121,243	1,081,243
Interest receivables	85,991	85,991
Receivables	37,305	6,675
Inventories, net	1,078,289	959,989
Prepaid expenses and other current assets	1,127,211	1,145,826
Total current assets	8,630,630	11,325,039

Non-current assets:
Restricted cash	154,069,627	152,408,910
Property and Equipment, net	16,463,794	17,438,543
Right-of-use assets, net	686,915	712,352
Right-of-use assets, net - related party	1,650,831	1,735,407
Finance – right-of-use asset, net – related party	19,281,208	19,407,504
Investment in other entities - Related Parties	1,695,378	1,706,244
Notes Receivable, net	280,000	280,000
Total Assets	$202,758,383	$205,013,999
Liabilities and Deficit
Current liabilities:
Trade payables	$3,898,305	$4,247,649
Non-trade payables	1,302,787	968,970
Accounts Payable - Related Party	8,959,649	9,014,288
Accrued expenses	549,442	606,941
Accrued litigation settlement	14,403,105	14,343,928
Accrued interest	4,560,764	2,131,042
Other current liabilities	100,000	100,000
Bond payable, current	43,662,174	43,636,752
Current portion of long term debt	2,077,328	2,077,328
Operating lease liabilities, current	95,308	91,576
Operating lease liabilities, current - related party	375,978	727,371
Finance lease - related party, current	362,984	363,296
Other financing obligations, current	5,621,956	6,493,706
Total current liabilities	85,969,780	84,802,847

Non-current liabilities:
Remediation liability	22,528,196	22,279,905
Bond payable, net	149,733,243	149,729,753
Convertible promissory note	1,650,520	-
Convertible promissory note - related party	1,910,896	2,111,416
Other financing obligations, net of current portion	5,721,152	6,222,602
Operating lease liabilities, non-current	651,915	677,168
Operating lease liabilities, non-current - related party	1,286,337	1,381,455
Finance lease - related party, non current	19,809,397	19,718,597
Total liabilities	289,261,436	286,923,743

Commitments and contingencies (Note 8)

Stockholders' deficit:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 80,491,849 and 77,996,079 shares issued and outstanding as of March 31, 2025 December 31, 2024, respectively	8,046	7,802
Additional paid-in capital	188,469,652	186,407,166
Accumulated deficit	(273,415,809)	(266,763,046)
Total stockholders' equity	(84,938,111)	(80,348,078)
Non-controlling interest	(1,564,942)	(1,561,666)
Total deficit	(86,503,053)	(81,909,744)
Total liabilities and stockholders' deficit	$202,758,383	$205,013,999

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

AMERICAN RESOURCES CORPORATION

Date: May 30, 2025	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
Principal Executive Officer

