Form 10-Q
period 2025-06-30
American Resources Corp
filed 2025-08-19
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

As of August 18, 2025 the registrant had 84,608,920 shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,279,531	$604,485
Restricted cash - current	605,467	2,353,473
Restricted investment - current	2,621,434	4,500,000
Short-term investments	-	587,357
Due from related party	1,074,243	1,081,243
Interest receivables	85,991	85,991
Receivables	28,532	6,675
Inventories	1,078,289	959,989
Prepaid expenses and other current assets	1,768,608	1,145,826
Total current assets	9,542,095	11,325,039

Non-current assets:
Restricted cash	1,019,412	1,155,371
Restricted investments	$151,329,742	$151,253,539
Property and Equipment, net	15,504,740	17,438,543
Right-of-use assets, net	663,860	712,352
Right-of-use assets, net - related party	1,558,547	1,735,407
Finance – right-of-use asset, net – related party	19,154,911	19,407,504
Investment in other entities - Related Parties	1,672,412	1,706,244
Notes Receivable, net	-	280,000
Total Assets	$200,445,719	$205,013,999
Liabilities and Deficit
Current liabilities:
Trade payables	$6,196,646	$4,247,649
Non-trade payables	444,501	968,970
Accounts Payable - Related Party	5,072,067	9,014,288
Accrued expenses	230,834	606,941
Accrued litigation settlement	14,462,941	14,343,928
Accrued interest	3,109,345	2,131,042
Other current liabilities	117,475	100,000
Bond payable, current	43,662,174	43,636,752
Current portion of long-term debt	2,077,328	2,077,328
Operating lease liabilities, current	145,472	91,576
Operating lease liabilities, current - related party	1,004,951	727,371
Finance lease - related party, current	1,079,699	363,296
Other financing obligations, current	4,694,911	6,493,706
Total current liabilities	82,298,344	84,802,847

Non-current liabilities:
Remediation liability	22,782,625	22,279,905
Bond payable, net	149,762,155	149,729,753
Convertible promissory note	4,005,520	499,961
Convertible promissory note - related party	1,910,896	1,611,455
Other financing obligations, net of current portion	10,197,062	6,222,602
Operating lease liabilities, non-current	625,730	677,168
Operating lease liabilities, non-current - related party	1,185,646	1,381,455
Finance lease - related party, non-current	19,876,050	19,718,597
Total liabilities	292,644,028	286,923,743

Commitments and contingencies (Note 8)	-	-

Stockholders' deficit:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 84,305,071 and 77,996,079 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8,285	7,802
Additional paid-in capital	191,443,058	186,407,169
Accumulated deficit	(282,081,937)	(266,763,049)
Total stockholders' deficit	(90,630,594)	(80,348,078)
Non-controlling interest	(1,567,715)	(1,561,666)
Total deficit	(92,198,309)	(81,909,744)
Total liabilities and stockholders' deficit	$200,445,719	$205,013,999

The accompanying footnotes are integral to the unaudited consolidated financial statements.

Table of Content

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30, June 30,		FOR THE SIX MONTHS ENDED JUNE 30, June 30,
	2025	2024	2025	2024
		(as restated)		(as restated)
Revenue
Metal recovery and sales	$1,946	$4,095	$2,996	$33,447
Rare Earth Oxide Revenue	1,011	-	1,583	-
Service fee revenue	10,299	-	40,605	-
Royalty income	-	-	-	64,667
Total revenue	13,256	4,095	45,184	98,114

Operating expenses (income)
Cost of coal sales and processing	256,131	892,252	438,126	1,868,704
Accretion	254,429	248,311	502,720	496,893
Depreciation	509,789	519,445	1,022,121	1,070,085
Amortization of mining rights	303,918	311,685	607,836	618,979
General and administrative	4,305,208	5,640,101	7,512,716	9,362,772
Professional fees	761,733	449,900	934,059	1,396,686
Litigation expense	59,836	59,836	119,014	119,672
Production taxes and royalties	2,089	13,431	6,394	22,986
Development	330,757	301,990	656,260	704,378
Gain on sale of equipment	-	-	-	(400,000)
Total operating expenses	6,783,890	8,436,951	11,799,246	15,261,155

Net loss from operations	(6,770,634)	(8,432,856)	(11,754,062)	(15,163,041)

Other income (expense)
Earnings from equity method investees	(22,966)	(16,385)	(33,832)	(231,360)
Other income and (expense)	180,381	60,491	266,964	157,404
Interest income	7,251	361,185	11,424	850,988
Interest expense	(2,062,936)	(3,014,760)	(3,815,432)	(3,677,439)
Total other income (expenses)	(1,898,270)	(2,609,469)	(3,570,876)	(2,900,407)

Net loss	(8,668,904)	(11,042,325)	(15,324,938)	(18,063,448)
Less: Non-controlling interest	2,775	(14,335)	6,050	65,423
Net loss attributable to AREC shareholders	$(8,666,129)	$(11,056,660)	$(15,318,888)	$(17,998,025)

Net loss per share - basic and diluted	$(0.10)	$(0.14)	$(0.19)	$(0.24)

Weighted average shares outstanding - basic and diluted	82,851,608	77,375,271	80,929,094	75,422,390

The accompanying footnotes are integral to the unaudited consolidated financial statements.

Table of Content

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS of SHAREHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2023

(UNAUDITED)

	Common Stock		Additional			Non-
	Par Value		Paid-in	Accumulated	Total	controlling	Total
	Shares	Amount	Capital	Deficit	Deficit	interest	Deficit
Balance as of December 31, 2023	76,247,370	$7,627	$181,753,261	$(225,292,333)	$(43,531,445)	(1,473,852)	(45,005,297)
Exercise of cashless warrants	871,620	87	(87)	-	-	-	-
Exercise of common stock options	148,000	15	156,882	-	156,897	-	156,897
Issuance of common shares for consulting services	30,000	3	43,797	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	-	(1,361,788)	(1,361,788)	-	(1,361,788)
Stock compensation - options	-	-	986,132	-	986,132	-	986,132
Net loss	-	-	-	(6,941,363)	(6,941,363)	(79,760)	(7,021,123)
Balance as of March 31, 2024 (as restated)	77,296,990	$7,732	$182,939,985	$(233,595,484)	$(50,647,767)	$(1,553,612)	$(52,201,379)
Exercise of cashless warrants	30,799	3	32,336	-	32,339	-	32,339
Issuance of common shares for consulting services	72,500	7	99,768	-	99,775	-	99,775
Stock compensation – options	-	-	956,816	-	956,816	-	956,816
Net loss	-	-	-	(11,122,088)	(11,122,088)	14,335	(11,107,753)
Balance as of June 30, 2024	77,400,289	$7,742	$184,028,905	$(244,717,572)	$(60,680,925)	$(1,539,277)	$(62,220,202)

	Common Stock		Additional			Non-
	Par Value		Paid-in	Accumulated	Total	controlling	Total
	Shares	Amount	Capital	Deficit	Deficit	interest	Deficit
Balance as of December 31, 2024	77,996,079	$7,802	$186,407,166	$(266,763,046)	$(80,348,078)	(1,561,666)	(81,909,744)
Common stock issued to settle accounts payable and accrued expenses	2,495,770	244	1,543,862	-	1,544,106	-	1,544,106
Stock compensation – options	-	-	518,624	-	518,624	-	518,624
Net loss	-	-	-	(6,652,762)	(6,652,762)	(3,275)	(6,656,037)
Balance as of March 31, 2025	80,491,849	8,046	188,469,652	(273,415,808)	(84,938,110)	(1,564,941)	(86,503,051)
Common stock issued to settle accounts payable and accrued expenses	3,813,222	239	2,381,218	-	2,381,457	-	2,381,457
Stock compensation – options	-	-	592,188	-	592,188	-	592,188
Net loss	-	-	-	(8,666,129)	(8,666,129)	(2,774)	(8,668,903)
Balance as of June 30, 2025	84,305,071	8,285	191,443,058	(282,081,937)	(90,630,594)	(1,567,715)	(92,198,309)

Table of Content

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,
	2025	2024
		(as restated)
Cash Flows from Operating activities:
Net loss	$(15,324,938)	$(18,063,448)

Adjustments to reconcile net income (loss) to net cash
Depreciation expense	1,022,121	1,070,085
Amortization of mining rights	607,836	618,979
Accretion expense	502,720	496,893
Amortization of right-to-use assets - related party	252,592	126,296
Amortization of issuance costs and debt discount	57,824	54,314
Investment in other entities - related parties, net	33,832	165,934
Allowance for losses on note receivable	280,000	-
Gain on sale of equipment	-	(400,000)
Noncash stock-based compensation expense	1,110,812	1,942,948
Issuance of common shares for services	-	143,575
Unrealized gain on short-term investments	4,973	4,973

Change in current assets and liabilities:
Receivables	(21,857)	(64,240)
Inventories	(118,300)	(829,998)
Prepaid expenses and other current assets	(622,784)	(11,251)
Accounts payable	1,424,528	(317,200)
Accrued interest	978,304	(6,844)
Accrued expenses	(257,095)	(136,723)
Accounts payable related party	(16,658)	1,664,551
Due from related party	7,000	-
Operating lease assets and liabilities, net	50,950	1,819
Operating lease assets and liabilities, net - related party	258,631	488,926
Deferred finance lease payments	873,856	(249,835)
Other Liabilities	14,970	-
Cash used in operating activities	(8,880,683)	(13,300,247)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	303,846	250,726
Restricted investments purchased	(149,742,156)	(150,014,712)
Restricted investments sold	151,547,025	-
Proceeds from sale of equipment	-	400,000
Proceeds from short-term investments, net	582,384	1,092,090
Cash provided by (used in) investing activities	2,691,099	(148,271,896)

Cash Flows from Financing activities:
Proceeds from convertible promissory note	3,505,559	-
Proceeds from convertible promissory note - related party	299,441	459,646
Proceeds from tax exempt bonds, net	-	149,719,208
Proceeds from the exercise of stock options and warrants	-	189,236
Proceeds received from other financing obligation	7,153,077	-
Repayments of other financing obligation	(4,977,412)	(3,664,712)
Cash provided by financing activities	5,980,665	146,703,378

Decrease in cash	(208,919)	(14,868,765)
Cash and cash equivalents, including restricted cash, beginning of period	4,113,329	30,874,762
Cash and cash equivalents, including restricted cash, end of period	$3,904,410	$16,005,997

SUPPLEMENTAL CASH FLOW INFORMATION
Common stock issued to settle accounts payable and accrued expenses	$2,415,499	$-
Cashless exercise of warrants	$-	$87
Dividend-in-kind of Novustera, Inc. common stock to shareholders	$-	$1,361,788
Acquisition of assets through finance lease - related party	$-	$19,786,394

The accompanying footnotes are integral to the unaudited consolidated financial statements

Table of Content

AMERICAN RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation’s (ARC or the Company) operations are comprised of ARC (Corporate or Parent) and three operating segments that we describe as American Infrastructure, ReElements and Electrified Materials.  During this first quarter of 2025, the Company distributed out to its shareholders 90% ownership interest in American Infrastructure and 80% ownership interests in ReElements.  As of June 30, 2025, the Company has determined that American Infrastructure and ReElements, (the “VIEs”) meet the criteria to continue to be consolidated in our financial statements as variable interest entities under ASC 810, Consolidation. The Company holds contractual and financial interests in each of these entities that provide it with the power to direct key activities and the right to receive benefits or the obligation to absorb losses that could be significant.

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

ReElements:

ReElement Technologies Corporation (RLMT), ReElement Marion LLC (RLM), and Kentucky Lithium LLC (KYL).

Electrified Materials:

Electrified Materials Corporation (EMC).

Table of Content

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income, total assets, or total liabilities.

Table of Content

A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

The Company has identified certain accounting errors in the Company’s historical consolidated financial statements relating to compliance with U.S. GAAP. As a result, the Audit Committee, in consultation with the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2023 and unaudited consolidated financial statements and the notes thereto as of and for the three and six months ended June 30, 2024, require restatement and should not be relied upon. Restated financial statements for the year ended December 31, 2023 were included in our 2024 Form 10-K filed with the SEC on May 19, 2025.

The following includes descriptions of the significant adjustments to the Company’s previously reported June 30, 2024 consolidated financial statements.

1. Cash adjustments and reclassification

Upon required revisions to bank reconciliations there were cutoff adjustments increasing bank cash accounts.  Those adjustments were offset to a lesser extent by the reclassification of treasury bills and mutual fund investments to short-term investments on the balance sheets and the change in fair value of the investments was not recognized in the statement of operations.

2. Restricted investment reclassification

Cash balances in the WCC bond fund balances were classified as short-term investments on the balance sheets. The adjustment reclassifies the WCC bond fund balances to restricted cash. Also, certain prior year amounts have been reclassified to conform to the current year presentation.

3. Bond balance and restricted cash reclassification

Based on the review of the terms, provisions and covenants under the WCC Bond, it was determined that the Company was not in compliance with certain provisions with those matters dating back to December 31, 2023. The assessment was that these compliance issues could be deemed an event of default which then could lead to the acceleration of maturity. Accordingly, the outstanding bond balance and associated restricted cash funds were reclassified to current liabilities and current assets, respectively on the balance sheet.

4. Due from related party reclassification

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

Table of Content

5. Inventories

During the current fiscal year, the Company identified a prior period error related to a re-purchase arrangement with Marco International Corporation. Although revenue was properly recognized, the Company incorrectly accounted for the related inventory and cost of goods sold. Specifically, inventory was not removed from the balance sheet at the time of sale, resulting in an overstatement of inventory and an understatement of COGS as of December 31, 2023 that was adjusted in the 2023 restatement but had not been adjusted in the previously filed June 30, 2024 balance sheet.

6. Prepaid deposit removal adjustment

Certain prepaid deposits were refunded to the Company. However, the deposit amount recognized in the balance sheet was not de-recognized upon the Company’s receipt of such funds. The adjustment de-recognizes the deposits from the balance sheet and reverses the income recognized in the statement of operations that had been recorded when the funds were returned to the Company.

7. Property and Equipment, net adjustment

Based on review of the property and equipment detail, the Construction in Progress (CIP) line item included amounts related to bond-funded projects that were either completed or misclassified. This adjustment reflects the cleanup and proper classification of bond-related details within the CIP account.

8. Right-of-use assets and operating lease recognition adjustment

Operating leases were previously not recognized on the balance sheet and accounted for under ASC 842, Leases. The adjustment recognizes these operating leases under the provisions of ASC 842.

9. Finance – Right-of-use asset recognition adjustment

A finance lease was previously not recognized on the balance sheet and accounted for under ASC 842, Leases. The adjustment recognizes this finance lease under the provisions of ASC 842.

10. Accounts payable reclassification

A reclassification adjustment was made to properly present liabilities within the balance sheet. Certain liabilities were previously misclassified among trade payables, non-trade payables, and accounts payable – related party. This adjustment corrects the classification to reflect the nature of the underlying transactions more accurately.

Table of Content

11. Accrued expenses and settlement adjustments

In connection with the 2024 audit and the re-audit of the 2023 financial statements, legal letter responses were requested and received from attorneys representing the Company with various litigation matters. Based on those responses, the Company concluded a loss was probable and reasonably estimated under Accounting Standards Codification 450. It was also concluded that the status of these litigation cases as of December 31, 2023 supported that a potential loss was probable at that date. Accordingly, adjustments were recognized to record the reserve for these potential litigation losses as of December 31, 2023 with the necessity of the reserve continuing as of June 30, 2024.

12. Long term debt, convertible promissory note recognition and interest expense/income adjustment

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

13. Failed leaseback adjustment

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

14. Black-Scholes calculation adjustment

An acceptable valuation model, such as the Black-Scholes model was not utilized to determine the fair value of equity awards granted. Black-Scholes calculations have now been used to determine the fair value of the equity awards. This adjustment has been made to reflect the appropriate fair value of the equity awards.

15. Reclassification of operating expenses

An adjustment was made to correct the classification of certain operating expenses within the consolidated statements of operations. Previously, certain expenses were misclassified among general and administrative (G&A), development expenses, professional fees, production taxes and royalties, and cost of coal sales and processing. This adjustment reclassifies these expenditures to the correct expense classification in the statement of operations.

* Represents revision for immaterial error correction

Table of Content

The following tables summarize the effect of the restatement on each financial statement line item in the consolidated financial statements.

Refer to the financial statements included herein which present the impact of the restatement of the Company’s previously reported consolidated balance sheet, the statement of operations, statement of cashflow, and the consolidated stockholders’ deficit for the three and six months ended June 30, 2024.

Balance Sheet as of June 30, 2024	As Reported	Adjustment	As Restated	Reference
Cash and cash equivalents	$554,416	$35,063	$589,479	1
Restricted cash - current	-	12,867,941	12,867,941	3
Restricted investment - current	-	4,500,000	4,500,000	2
Short-term investments	-	250,844	250,844	1
Due from related party	-	741,243	741,243	4
Interest receivables	-	64,240	64,240	*
Inventories	2,029,812	(1,069,823)	959,989	5
Prepaid expenses and other current assets	1,866,001	(125,099)	1,740,902	6
Total current assets	4,450,229	17,264,409	21,714,638

Restricted cash	168,998,842	(166,450,265)	2,548,577	3
Restricted investment	-	150,014,712	150,014,712	3
Property and Equipment, net	19,190,991	(472,102)	18,718,889	7
Right-of-use assets, net	616,045	138,958	755,003	8
Right-of-use assets, net - related party	-	1,900,526	1,900,526	8
Finance – right-of-use asset, net – related party	-	19,660,097	19,660,097	9
Investment in other entities - Related Parties	1,884,153	(1)	1,884,152	*
Notes Receivable, net	379,022	-	379,022	*
Total assets	$195,519,282	$22,056,334	$217,575,616

Trade payables	$4,808,658	$(1,627,045)	$3,181,613	10
Non-trade payables	2,641,370	(1,818,135)	823,235	10
Accounts Payable - Related Party	2,498,168	3,597,487	6,095,655	10
Accrued expenses	-	55,000	55,000	*
Accrued litigation settlement	-	14,222,941	14,222,941	11
Accrued interest	495,915	(17,328)	478,587	*
Other current liabilities	200,000	(100,000)	100,000	*
Bond payable, current	-	43,560,566	43,560,566	3
Current portion of long term debt	804,656	1,335,672	2,140,328	12
Operating lease liabilities, current	57,299	27,195	84,494	*
Operating lease liabilities, current - related party	-	456,731	456,731	8
Finance lease - related party, current	7,761,996	(7,398,071)	363,925	13
Other financing obligations, current	-	8,086,355	8,086,355	13
Total current liabilities	19,268,062	60,381,368	79,649,430

Remediation liability	21,785,380	313	21,785,693	*
Bond payable, net	193,308,677	(43,560,562)	149,748,115	3
Convertible promissory note - related party	-	946,202	946,202	12
Other financing obligations, net of current portion	6,161,059	(323,999)	5,837,060	13
Operating lease liabilities, non-current	611,951	112,015	723,966	8
Operating lease liabilities, non-current - related party	-	1,568,793	1,568,793	8
Finance lease - related party, non current	-	19,536,559	19,536,559	13
Total liabilities	$241,135,129	$38,660,689	$279,795,818

Common Stock	7,742	-	7,742
Additional paid-in capital	182,012,925	2,015,980	184,028,905	14
Accumulated deficit	(226,097,239)	(18,620,333)	(244,717,572)
Total stockholders' deficit	(44,076,572)	(16,604,353)	(60,680,925)
Non-controlling interest	(1,539,275)	(2)	(1,539,277)	*
Total deficit	(45,615,847)	(16,604,355)	(62,220,202)
Total liabilities and stockholders' deficit	$195,519,282	$22,056,334	$217,575,616

Table of Content

Income Statement for the Three Months ended June 30, 2024	As Reported	Adjustment	As Restated	Reference
Cost of coal sales and processing	507,596	384,656	892,252	15
Accretion	248,291	20	248,311	*
Depreciation	519,445	-	519,445	*
Amortization of mining rights	311,685	-	311,685	*
General and administrative	2,888,344	2,751,757	5,640,101	15
Professional fees	390,370	59,530	449,900	*
Litigation expense	-	59,836	59,836	*
Production taxes and royalties	169,680	(156,249)	13,431	15
Development	1,198,102	(896,112)	301,990	15
Gain on sale of equipment	-	-	-	*
Total operating expenses	6,233,513	2,203,438	8,436,951

Net loss from operations	(6,229,418)	(2,203,438)	(8,432,856)

Earnings from equity method investees	(16,385)	-	(16,385)	*
Other income and (expense)	60,490	1	60,491	*
Interest income	3,054	358,131	361,185	12
Interest expense	(418,493)	(2,596,267)	(3,014,760)	12
Total other income (expenses)	(371,334)	(2,238,135)	(2,609,469)

Net loss	(6,600,752)	(4,441,573)	(11,042,325)
Non-controlling interest	(14,337)	2	(14,335)	*
Net loss attributable to AREC shareholders	$(6,615,089)	$(4,441,571)	$(11,056,660)

Income Statement for the Six Months ended June 30, 2024	As Reported	Adjustment	As Restated	Reference
Cost of coal sales and processing	1,197,775	670,929	1,868,704	15
Accretion	496,582	311	496,893	*
Depreciation	1,069,559	526	1,070,085	*
Amortization of mining rights	623,370	(4,391)	618,979	*
General and administrative	5,248,281	4,114,491	9,362,772	15
Professional fees	1,141,392	255,294	1,396,686	15
Litigation expense	-	119,672	119,672	*
Production taxes and royalties	447,093	(424,107)	22,986	15
Development	2,908,044	(2,203,666)	704,378	15
Gain on sale of equipment	(400,000)	-	(400,000)	*
Total operating expenses	12,732,096	2,529,059	15,261,155

Net loss from operations	(12,633,982)	(2,529,059)	(15,163,041)

Earnings from equity method investees	(231,360)	-	(231,360)	*
Other income and (expense)	173,005	(15,601)	157,404	*
Interest income	39,149	811,839	850,988	12
Interest expense	(892,177)	(2,785,262)	(3,677,439)	12
Total other income (expenses)	(911,383)	(1,989,024)	(2,900,407)

Net loss	(13,545,365)	(4,518,083)	(18,063,448)
Non-controlling interest	65,423	-	65,423	*
Net loss attributable to AREC shareholders	$(13,479,942)	$(4,518,083)	$(17,998,025)

Table of Content

	Common
	Stock		Additional		Additional				Non-		Non-
	Par Value		Paid-in		Paid-in	Accumulated		Accumulated	controlling		controlling	Total		Total
	Shares	Amount	Capital	Adjustments	Capital	Deficit	Adjustments	Deficit	interest	Adjustments	interest	Deficit	Adjustments	Deficit
Balance as of December 31, 2023 (1)	76,247,370	$7,627	$178,910,546	2,842,715	$181,753,261	$(178,694,329)	(46,598,004)	$(225,292,333)	(1,473,852)	-	(1,473,852)	$223,844	(45,229,141)	(45,005,297)
Exercise of cashless warrants	871,620	87	(87)	-	(87)	-	-	-	-	-	-	-	-	-
Exercise of common stock options	148,000	15	156,885	(3)	156,882	-	-	-	-	-	-	156,900	(3)	156,897
Issuance of common shares for consulting services	30,000	3	43,797	-	43,797	-	(43,797)	-	-	-	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	(14,560,000)	14,560,000	-	-	13,198,212	(1,361,788)	-	-	-	(14,560,000)		(1,361,788)
Stock compensation - options	-	-	560,393	425,739	986,132	-	(560,393)	-	-	-	-	560,393		986,132
Net loss	-	-	-	-	-	(6,225,932)	(715,431)	(6,941,363)	(79,760)	-	(79,760)	(6,225,932)	(795,191)	(7,021,123)
Balance as of March 31, 2024 (2)	77,296,990	$7,732	$165,111,534	17,828,451	$182,939,985	$(184,920,261)	(48,675,223)	$(233,595,484)	(1,553,612)	-	(1,553,612)	$(19,800,995)	(32,400,384)	(52,201,379)
Exercise of cashless warrants	30,799	3	32,336	-	32,336	-	-	-	-	-	-	32,339	-	32,339
Exercise of common stock options	-			-	-	-	-	-	-	-	-	-	-	-
Issuance of common shares for consulting services	72,500	7	99,768	-	99,768	-	-	-	-	-	-	99,775	-	99,775
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-			-			-	-	-	-	-	-		-
Stock compensation - options	-		874,080	82,736	956,816		-	-	-	-	-	874,080		956,816
Net loss	-			-		(6,615,089)	(3,437,176)	(10,052,265)	14,337	-	14,337	(6,615,089)	(3,422,839)	(10,037,928)
Balance as of June 30, 2024	77,400,289	$7,742	$166,117,718	17,911,187	$184,028,905	$(191,535,350)	(52,112,399)	$(243,647,749)	(1,539,275)	-	(1,539,275)	$(25,409,890)	(35,740,487)	(61,150,377)

(1)     As restated in the 2024 Form 10-K

(2)     As restated in the Form 10-Q for the quarter ended March 31, 2025

Table of Content

Statement of Cash flows for the six months ended June, 2024	As Reported	Adjustment	As Restated	Reference
Cash Flows from Operating activities:
Net loss	$(13,545,365)	$(4,518,083)	$(18,063,448)
Depreciation expense	1,069,559	526	1,070,085	*
Amortization of mining rights	623,370	(4,391)	618,979	*
Accretion expense	496,581	312	496,893	*
Amortization of right-to-use assets	27,126	(27,126)	-	*
Amortization of right-to-use assets - related party	-	126,295	126,295	*
Amortization of issuance costs and debt discount	54,315	(1)	54,314	*
Investment in other entities - Related Parties, net	231,360	(65,426)	165,934	*
Gain on sale of equipment	(400,000)	-	(400,000)	*
Noncash stock based compensation expense	1,763,253	179,695	1,942,948	14
Issuance of common shares for services	143,575	-	143,575	*
Unrealized gain on short-term investments	-	4,973	4,973	*

Receivables	-	(64,240)	(64,240)	*
Inventories	(1,975,812)	1,145,814	(829,998)	5
Prepaid expenses and other current assets	1,651	(12,902)	(11,251)	*
Accounts payable	(1,852,196)	1,534,996	(317,200)	10
Accrued interest	27,781	(34,625)	(6,844)	*
Accrued expenses	-	(136,723)	(136,723)	11
Accounts payable related party	142,471	1,522,080	1,664,551	10
Due from related party	-	-	-	*
Operating lease assets and liabilities, net	(25,217)	(1,237)	1,819	*
Operating lease assets and liabilities, net - related party	-	387,592	488,926	8
Deferred finance lease payments	-	(249,835)	(249,835)	*
Other Liabilities	-	-	-	*
Cash used in operating activities	(13,217,548)	(82,699)	(13,300,248)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	(648,796)	899,522	250,726	5
Restricted investments purchased	-	(150,014,712)	(150,014,712)	3
Proceeds from sale of equipment	400,000	-	400,000	5
Proceeds from short-term investments, net	-	1,092,090	1,092,090	3
Cash used in investing activities	(248,796)	(148,023,100)	(148,271,896)

Cash Flows from Financing activities:
Proceeds from convertible promissory note - related party	-	459,646	459,646	12
Proceeds from tax exempt bonds, net	149,719,203	5	149,719,208	*
Proceeds from the exercise of stock options and warrants	189,239	(3)	189,236	*
Repayments of other financing obligation	(3,569,482)	(95,229)	(3,664,711)	*
Cash provided by financing activities	146,338,960	364,419	146,703,379

Table of Content

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

Cash, Cash Equivalents and Restricted cash: Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities and other investment securities with a remaining maturity of greater than three months when purchased.

Restricted cash and cash equivalents are held in trusts related to the Tax-Exempt Bonds and are restricted to withdrawal as required by the agreement entered into by the Company.

The following table sets forth the total of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets.

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$2,279,531	$604,485
Restricted Cash	1,624,879	3,508,338
Total cash and restricted cash presented in the consolidated statement of cash flows	$3,904,410	$4,112,823

Restricted Investments: Consist of U.S. government securities, corporate fixed income, and U.S. government securities that are held in trusts related to the Tax-Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of June 30, 2025, and December 31, 2024. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in the current period earnings or loss.

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

There was no impairment loss recognized during the periods ending June 30, 2025 and 2024. Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

Table of Content

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

We assess our ARO at events warrant to reflect revisions for permit changes, changes in our estimated reclamation costs and changes in the estimated timing of such costs. Management is currently in the process of assessing the ARO for the fiscal year and will include revisions if any upon completion of the assessment.

The table below reflects the changes to our ARO for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30,2024
Beginning Balance	$22,279,905	$21,288,800
Accretion	502,720	496,893
Ending Balance	$22,782,625	$21,785,693

Accretion expense amounted to $254,429 and $248,311 for the three months ending June 30, 2025 and 2024, respectively. Accretion expense amounted to $502,720 and $496,893 for the six months ending June 30, 2025 and 2024, respectively.

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

Table of Content

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

Note 3 presents the Company’s financial assets or liabilities measured at fair value as of June 30, 2025 and December 31, 2024. The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value at June 30, 2025 and December 31, 2024 due to their short-term nature.

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

The allowance for notes receivable was $379,022 and $99,022 as of June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, two notes are fully reserved, and at December 31, 2024, one note totaling $99,022 was fully reserved. The notes are secured by certain mining permits strategic to our subsidiary, Knott County Coal (KCC). Due to uncertainty regarding the timing of payment, a full allowance has been recorded for the applicable notes.

Table of Content

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

NOTE 2 - PROPERTY AND EQUIPMENT

As of June 30, 2025 and December 31, 2024, property and equipment were comprised of the following:

	June 30,	December 31,
	2025	2024
Surface	$2,583,400	$2,583,400
Underground	8,625,574	8,625,574
Processing/Loadout	12,114,676	12,081,045
Coal Refuse Storage	12,134,192	12,134,192
Building	54,202	54,202
Land	1,617,435	1,617,435
Acquired Mining Rights	484,907	484,907
Rare Earth Processing	399,247	304,962
Construction in Progress	4,885,687	5,317,449
	42,899,320	43,203,166
Less accumulated depreciation and amortization	(27,394,580)	(25,764,623)
Property and equipment, net	$15,504,740	$17,438,543

Table of Content

Depreciation expense amounted to $509,789 and $519,445 for three months ended June 30, 2025 and June 30, 2024, respectively. Depreciation expense amounted to $1,022,121 and $1,070,085 for six months ended June 30, 2025 and June 30, 2024, respectively. Amortization of mining rights amounted to $303,918 and $311,685 for three months ending June 30, 2025 and 2024, respectively. Amortization of mining rights amounted to $607,836 and $618,979 for six months ending June 30, 2025 and 2024, respectively.

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

The Company’s investments in securities consisting of fixed income funds are as follows:

		Gross Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

June 30, 2025	$152,436,435	$1,514,742	$-	$-	$153,951,176
December 31, 2024	$246,600,796	$5,243,637	$(3,031)	$-	$151,841,402

There were no investments with unrealized losses that have been owned for more than or less than a year.

As of June 30, 2025, the debt securities outstanding have maturity dates ranging from September 2025 to May 2028.

Table of Content

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

The Company has not made any payments on the related party finance or operating leases as of June 30, 2025, and the unpaid balance, of $1.4 million, has been added back into the current portion of operating and finance lease liabilities.

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

Table of Content

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Expense Classification	2025	2024	2025	2024
Operating lease expense:
Amortization of ROU asset	General and administrative	$63,061	$70,108	$122,073	$92,472
Accretion of operating lease liability	General and administrative	56,917	46,710	222,622	93,202
Total operating lease expense		$119,978	$116,818	$344,695	$185,673

Finance lease expense:
Amortization of ROU asset	General and administrative	$126,296	$126,296	$252,592	$126,296
Interest on lease liabilities	Interest expense	452,346	443,241	904,693	443,241
Total finance lease expense		$578,642	$569,537	$1,157,285	$569,537

Other information related to leases is as follows:

	As of June 30,	As of December 31,
Operating leases:	2025	2024
Weighted-average remaining lease term:
Operating leases (in years)	4.23	4.61
Weighted-average discount rate:
Operating leases	9.76%	10%
Finance lease:
Finance lease (in years)	37.9	38.39
Weighted-average discount rate:
Finance lease	10%	9%

Table of Content

The future minimum lease payments required under leases as of June 30, 2025 were as follows:

	Operating	Finance
Fiscal Year	Leases	Leases	Total
2025	$523,481	$723,366	$1,246,847
2026	693,104	1,482,300	2,175,404
2027	704,330	1,518,757	2,223,087
2028	709,921	1,556,126	2,266,047
2029	140,766	1,594,429	1,735,195
Thereafter	244,569	82,289,140	82,533,709
Discounted cash flows	3,016,171	89,164,118	92,180,289
Less imputed interest	(613,348)	(69,830,090)	(70,443,438)
Present value of lease liabilities	$2,402,823	19,334,028	$21,736,851

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective January 1, 2022, the Company amended a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The amended contract terms state that service costs are passed through to the Company with a 12.5% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. For the six months ended June 30, 2025 and 2024, the amounts incurred under the agreement amounted to $764,542 and $4,216,528, respectively. The amount paid for the six months ended June 30, 2025 and 2024 amounted to $893,995 and $4,966,536, respectively. As of June 30, 2025 and December 31, 2024, the amount due under the agreement amounted to $1,554,159 and $1,683,612, respectively. These project management services were all payable as of June 30, 2025 and 2024.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of June 30, 2025 and December 31, 2024, there is no market for the LBX Token and therefore no value has been assigned.

On June 11, 2020 the Company purchased $1,494,570 of secured debt including accrued interest that had been owed to Samuel Coal Holding Corp., by its operating subsidiary, Samuel Coal Corp. As a result of the transaction, the Company became the creditor on the four notes. The notes are in default and have been fully impaired due to collectability uncertainty as of December 31, 2022.

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, Land Resources & Royalties, LLC (“LRR”), owned by members of the Company’s management. LRR leases various parcels of land to AIC and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of June 30, 2025 and December 31, 2024, amounts owed to LRR totaled $0 and $0, respectively.

The Company was the sponsor of American Opportunity Ventures LLC (“AMAO”) a blank check company organized on January 20, 2021 and effectuated its business combination with Royalty Management Corporation (“RMCO”) on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation. The Company provided AMAO with money as needed for working capital needs. The advances from the Company are non-interest bearing and payable upon demand by the Company. No cash advances were made as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company had a balance of $741,243 due from RMCO.

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

On January 22, 2025 and March 4, 2025 the Company entered into an agreement to settle outstanding accounts payable to Land Betterment Corp. of $332,500 and $1,063,040, respectively through the issuance of equity. As a result, the liability was extinguished and reclassified to additional paid-in capital. The transaction was accounted for as a non-cash financing activity and is reflected as such in the statement of cash flows for the six months ended June 30, 2025.

On February 28, 2025, the Company entered into an agreement to settle outstanding accounts payable to LRR of $84,807 through the issuance of equity. As a result, the liability was extinguished and reclassified to additional paid-in capital. The transaction was accounted for as a non-cash financing activity and is reflected as such in the statement of cash flows for the six months ended June 30, 2025.

Table of Content

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

Royalty Management Co.

During January 2021, the company invested $2,250,000 for 50% ownership and became the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is the primary beneficiary, therefore AOV has been consolidated into the Company’s financial statement. As such, AOV’s sole investment in Royalty Management Co (RMCO) will be accounted for using the equity method of accounting. The sole investment was initially in American Acquisition Opportunity Inc (AMAO) a SPAC that closed its reverse merger with RMCO effective October 31, 2023. The Company recognizes the earnings or losses on a three-month lag to ensure consistency and timely filling of the Company’s financial statements. As of June 30, 2025 and December 31, 2024 the Company held 3,076,500 shares of Class A common stock in RMCO.

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

As of June 30, 2025 and December 31, 2024, the carrying value of the investment was $0.

FUB Mineral LLC

On October 1, 2021, the Company contributed $250,000 for 23% ownership of FUB Mineral LLC (FUB). Simultaneously the Company issued a promissory note to FUB for $350,000 that was fully repaid as of April 15, 2022. On February 2, 2022, the Company issued a new promissory note for $535,000 to FUB with an interest rate of 10% and maturity date of February 1, 2023, which has been extended by the Company through the end of August 2024. As of June 30, 2025 and December 31, 2024, the Company had a note receivable balance of $0.

Advanced Magnet Lab, Inc

On December 21, 2022 the Company issued a convertible promissory note to Advanced Magnet, Inc. (“AML”) for $280,000 with a 10% interest rate that compounds monthly. The Company’s Chief Executive Officer is the director of AML. The convertible promissory note may be prepaid at any time. The Company has the option to convert the principal amounts of the convertible promissory note at a share price of $1.50 per share. The Company has not recorded any interest income related to this note due to the income deemed not probable and has held the investment at cost, which the Company expects to receive common stock upon conversion for the value of the principal balance. As of June 30, 2025 and December 31, 2024, the Company had a note receivable balance, net of allowance of $0 and $280,000, respectively.

Table of Content

NOTE 7 – DEBT

Current portion of long-term debt

On September 25, 2017, the Company entered into an equipment purchase agreement, which carries 0% interest with an unaffiliated entity (“September 2017 Note”) to purchase certain underground mining equipment for $350,000. The agreement provided monthly payments of $20,000 until the balance is paid in full. The note matured on September 25, 2019 and is secured by the equipment purchased with the note. As of June 30, 2025 and December 31, 2024, the note is in default. As of June 30, 2025 and December 31, 2024, the principal balance was $181,736.

On June 3, 2022, the Company entered into a promissory note agreement (“June 2022 Note”) with an unrelated party in the amount of $2,500,000. The note carried an interest rate of 5% and had a maturity date of May 27, 2023. As of June 30, 2025 and December 31, 2024, the loan was in default. As of June 30, 2025 and December 31, 2024, the principal balance was $822,856 and the accrued interest balance was $315,149 and $181,950, respectively. For the three months ended June 30, 2025 and 2024, the interest expense was $27,982 and $25,330 respectively. For the six months ended June 30, 2025 and 2024, the interest expense was $55,277 and $50,037 respectively.

On April 7, 2023, the Company entered into a promissory note agreement (“April 2023 Note”) with an unrelated party in the amount of $1,381,250. The note carried an interest rate of 0% and had a maturity date of March 31, 2024. As of June 30, 2025 and December 31, 2024, the loan was in default. As of June 30, 2025 and December 31, 2024, the principal balance was $1,072,736 and the accrued interest balance was $0. For the six months ended June 30, 2025 and 2024, the interest expense was $0.

		June 30, 2025			December 31, 2024
	Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

September 2017 Note	9/25/2019	$181,736	$181,736	-	$181,736	$181,736	$-
June 2022 Note	5/27/2023	1,138,005	822,856	315,149	1,082,728	822,856	259,872
April 2023 Note	3/31/2024	1,072,736	1,072,736	-	1,072,736	1,072,736	-
		$2,364,495	$2,077,328	$315,149	$2,337,201	$2,077,328	$259,872

* - Total Outstanding = Principal + Interest as of June 30, 2025 and December 31, 2024

Table of Content

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

 As of June 30, 2025 and December 31, 2024, the Company was not in compliance with certain provisions of the bond agreement. The failure to comply with these provisions constituted an event of default under the terms of the bond agreement. Accordingly, the bonds have been classified as a current liability on the balance sheets.

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

Table of Content

The Company accounts for investment income and interest expenses related to the tax-exempt bonds that are restricted for payment of project costs by capitalizing the net amount each period related to qualifying expenditures  to construction in progress per ASC 835-20-30-11.

The outstanding net balance on the bonds was $193,424,329 and $193,366,505 as of June 30, 2025 December 31, 2024 respectively.

	June 30,	December 31,
	2025	2024
Tax Exempt Bonds ($45 million face value)	$45,000,000	$45,000,000
Tax Exempt Bonds ($150 million face value)	150,000,000	150,000,000
Debt issuance costs and debt discount	(1,575,671)	(1,633,495)
Bonds payable	193,424,329	193,366,505
Less: current portion	43,662,174	43,636,752
Bonds payable, net	$149,762,155	$149,729,753

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

From October to June 2025, ReElement issued twenty two convertible promissory notes (the “Notes B-W”) to unaffiliated investors with an aggregate principal amount of $4,305,520.  The Notes mature between October and May of 2027. Notes B-W bear interest at an annual rate of 12.0%, compounded annually. Upon an Event of Default, the outstanding principal amounts, together with any past due or accrued interest, shall bear interest at a rate of 13.5% per annum, compounded annually, from the date of the default until such amounts are fully paid or the Event of Default is cured, whichever occurs first. Unless previously converted, all principal and accrued interest under Notes B-W are payable on the Maturity Date. Notes B-W are convertible into shares of the ReElement’s common stock at the election of the holders. The conversion price is based on a fully diluted valuation of the ReElement’s at $150,000,000. As of June 30, 2025, and December 31, 2024, Note B-W had an outstanding principal balance of $4,305,520 and $500,250, respectively and accrued interest of $274,673 and $17,678 respectively.

As of June 30, 2025 and December 31, 2024, there was an aggregate of $5,916,416 and $2,111,416 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the consolidated balance sheets. As of June 30, 2025 and December 31, 2024, accrued interest on the convertible promissory notes amounted to $274,673 and $76,891, respectively. For the three months ended June 30, 2025 and 2024, the interest expense was $120,257 and $0 respectively. For the six months ended June 30, 2025 and 2024, the interest expense was $190,993 and $0 respectively.

Table of Content

The following tables reflects a summary of the outstanding principal and accrued interest by each lender and their respective maturity date as of June 30, 2025 and December 31, 2024:

		June 30, 2025			December 31, 2024
	Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

Note A	2/16/2027	$159,295	$142,471	$16,824	$155,327	$142,471	$12,856
Note A	2/20/2027	22,474	20,122	2,352	21,914	20,122	1,792
Note A	3/5/2027	15,268	13,722	1,546	14,887	13,722	1,165
Note A	3/18/2027	22,008	19,850	2,158	21,460	19,850	1,610
Note A	4/15/2027	19,590	17,789	1,801	19,102	17,789	1,313
Note A	6/20/2027	265,000	245,133	19,867	258,384	245,133	13,251
Note A	8/1/2027	228,503	213,818	14,685	222,811	213,818	8,993
Note A	8/22/2027	234,531	220,708	13,823	228,689	220,708	7,981
Note A	10/11/2027	470,447	448,769	21,678	458,728	448,769	9,959
Note A	12/27/2027	275,675	268,513	7,161	268,808	268,513	294
Note B	10/29/2026	270,589	250,000	20,589	260,356	250,000	10,356
Note C	11/21/2026	107,992	100,520	7,472	101,842	100,520	1,322
Note D	11/19/2026	59,000	50,000	9,000	50,000	50,000	6,000
Note E	12/30/2026	117,951	100,000	17,951	100,000	100,000	-
Note F	1/16/2027	52,750	50,000	2,750	-	-	-
Note G	2/5/2027	105,000	100,000	5,000	-	-	-
Note H	1/6/2027	105,750	100,000	5,750	-	-	-
Note I	2/24/2027	104,000	100,000	4,000	-	-	-
Note H	2/28/2027	52,000	50,000	2,000	-	-	-
Note J	3/3/2027	52,000	50,000	2,000	-	-	-
Note K	3/11/2027	1,035,000	1,000,000	35,000	-	-	-
Note L	4/3/2027	206,000	200,000	6,000	-	-	-
Note M	4/3/2027	102,967	100,000	2,967	-	-	-
Note N	4/7/2027	154,500	150,000	4,500	-	-	-
Note O	4/8/2027	309,000	300,000	9,000	-	-	-
Note P	4/9/2027	515,000	500,000	15,000	-	-	-
Note Q	4/10/2027	154,500	150,000	4,500	-	-	-
Note H	4/16/2027	51,250	50,000	1,250	-	-	-
Note R	4/17/2025	82,000	80,000	2,000	-	-	-
Note S	4/18/2027	512,500	500,000	12,500	-	-	-
Note T	4/22/2027	25,625	25,000	625	-	-	-
Note U	5/13/2027	50,750	50,000	750	-	-	-
Note V	5/15/2027	50,750	50,000	750	-	-	-
Note V	5/15/2027	25,375	25,000	375	-	-	-
Note V	5/15/2027	25,375	25,000	375	-	-	-
Note W	5/15/2027	100,451	100,000	451	-	-	-
Note W	5/15/2027	50,225	50,000	225	-	-	-
		$6,191,089	$5,916,416	$274,673	$2,182,307	$2,111,416	$76,891

* - Total Outstanding = Principal + Interest as of June 30, 2025 and December 31, 2024

Table of Content

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

Total stock-based compensation expense for grants to officers, employees and consultants was $592,188 and $956,816 for the three months ended June 30, 2025, and 2024, respectively, which was charged to general and administrative expense. Total stock-based compensation expense for grants to officers, employees and consultants was $1,110,812 and $1,942,945 for the six months ended June 30, 2025, and 2024, respectively, which was charged to general and administrative expense.

During the quarter ended June 30, 2025, the Company settled accounts payable and accrued expenses totaling $3,928,723 through the issuance of 6,308,992 shares of common stock. The shares were valued at $3,925,563, which was recorded as an increase to common stock and additional paid-in capital in the accompanying consolidated statement of stockholders’ deficit. The difference between the carrying amount of the liabilities settled and the fair value of the shares issued, totaling $3,160, was recognized as a gain within other income (expense) in the consolidated statement of operations.

As of June 30, 2025, the company has $4,997,481 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately five years.

		Weighted	Weighted Average	Aggregate
	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - December 31, 2023	10,149,770	$1.57	5.39	$5,683,871
Granted	1,025,000	$0.90	7.30	$-
Outstanding – June 30, 2024	11,174,770	$1.54	4.73	$5,715,434
Exercisable (Vested) - June 30, 2024	5,455,207	$0.87	3.95

		Weighted	Weighted Average	Aggregate
	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - December 31, 2024	11,271,770	$1.49	4.83	$5,410,450
Forfeited or Expired	(100,000)	$1.74	-	$-
Exercised	(228,125)	$0.87	-	$-
Outstanding - June 30, 20245	10,943,645	$1.50	4.47	$5,023,856
Exercisable (Vested) - June 30, 2025	5,948,405	$0.87	3.28

Table of Content

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

American Infrastructure Legal Proceedings

The Kentucky Energy Cabinet has assessed claims of $1,242,000. The Company has accrued $1,393,107 to the Commonwealth of Kentucky including amounts owed to the Kentucky Energy Cabinet. Claims assessed by the Mine Health Safety Administration total $671,300 of which the Company has accrued $351,071. During 2019, McCoy and Deane, received notice of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices have been accrued by the Company.

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

In addition, the above, the Company has various other amounts that were accrued for services provided by various vendors and where payment is being disputed and subject to litigation that total approximately $5,295,862 as of June 30, 2025 and December 31, 2024.

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

Table of Content

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

The table below presents information about reported segments for the three and six months ending:

Three Months Ended
June 30, 2025
($ in thousands)	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenues	$-	$-	$13,256	$-	$13,256
Gross margin	-	(192,762)	(50,113)	-	(242,875)
Operating income (loss)	$(2,648,929)	$(2,634,268)	$(1,361,978)	$(125,459)	$(6,770,634)

Six Months Ended
June 30, 2025
($ in thousands)	Corporate	American Carbon	ReElements	American Metals	Consolidated
Revenues	$-	$-	$45,184	$-	$45,184
Gross margin	-	-	(392,942)	-	(392,942)
Operating income (loss)	$(3,660,313)	$(4,809,819)	$(2,709,434)	$(249,670)	$(11,754,062)

Three Months Ended
June 30, 2024
($ in thousands)	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenues	$-	$-	$4,095	$-	$4,095
Gross margin	-	-	(888,157)	-	(888,157)
Operating income (loss)	$(4,330,782)	$(2,088,975)	$(1,887,311)	$(125,788)	$(8,432,856)

Six Months Ended
June 30, 2024
($ in thousands)	Corporate	American Carbon	ReElements	American Metals	Consolidated
Revenues	$-	$91,767	$6,347	$-	$98,114
Gross margin	-	(884,686)	(885,904)	-	(1,868,705)
Operating income (loss)	$(5,932,270)	$(5,382,976)	$(3,722,796)	$(124,999)	$(15,163,041)

Table of Content

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss) before income taxes, for the three months ended June 30, 2025 and 2024, is as follows:

	For the Three Months Ended
	June 30, 2025
	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenue
Coal sales	$-	$-	$-	$-	$-
Metal recovery and sales	-	-	1,946	-	1,946
Service fee revenue	-	-	10,299	-	10,299
Rare Earth Oxide Revenue	-	-	1,011	-	1,011
Royalty income	-	-	-	-	-
Total revenue	$-	$-	$13,256	$-	$13,256
Cost of revenues	-	-	(256,131)	-	(256,132)
Gross Margin	-	-	(242,875)	-	(242,876)
Operating expenses (income)
Accretion	-	(254,428)	-	-	(254,428)
Depreciation	(30,645)	(452,700)	(26,444)	-	(509,789)
Amortization of mining rights	-	(303,918)	-	-	(303,918)
General and administrative	(2,049,200)	(1,237,327)	(894,471)	(124,209)	(4,305,207)
Professional fees	(473,752)	(187,300)	(99,431)	(1,250)	(761,733)
Litigation expense	(59,836)	-	-	-	(59,836)
Production taxes and royalties	(1,308)	(5,833)	5,052	-	(2,089)
Development	(34,188)	-	(296,569)	-	(330,757)
Segment operating loss	$(2,648,929)	$(2,441,506)	$(1,554,740)	$(125,459)	$(6,770,634)

Reconciliation to net loss:
Other income (expense)
Earnings from equity method investees	(22,966)	-	-	-	(22,966)
Other income and (expense)	173,576	(10,504)	17,309	-	180,381
Interest income	7,251	-	-	-	7,251
Interest expense	23,857	(1,948,484)	(138,309)	-	(2,062,936)
Net loss	$(2,467,211)	$(4,400,494)	$(1,675,740)	$(125,459)	$(8,668,904)

Table of Content

	For the Six Months Ended
	June 30, 2025
	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenue
Coal sales	$-	$-	$-	$-	$-
Metal recovery and sales	-	-	2,996	-	2,996
Service fee revenue	-	-	40,605	-	40,605
Rare Earth Oxide Revenue	-	-	1,583	-	1,583
Royalty income	-	-	-	-	-
Total revenue	$-	$-	$45,184	$-	$45,184
Cost of revenues	-	-	(438,126)	-	(438,126)
Gross Margin	-	-	(392,942)	-	(392,942)
Operating expenses (income)
Accretion	-	(502,720)	-	-	(502,720)
Depreciation	(60,953)	(906,095)	(55,073)	-	(1,022,121)
Amortization of mining rights	-	(607,836)	-	-	(607,836)
General and administrative	(2,892,302)	(2,548,932)	(1,823,062)	(248,420)	(7,512,716)
Professional fees	(539,708)	(230,366)	(162,735)	(1,250)	(934,059)
Litigation expense	(119,014)	-	-	-	(119,014)
Production taxes and royalties	(2,651)	(13,870)	10,127	-	(6,394)
Development	(45,685)	-	(610,575)	-	(656,260)
Segment operating loss	$(3,660,313)	$(4,809,819)	$(3,034,260)	$(249,670)	$(11,754,062)

Reconciliation to net loss:
Other income (expense)
Earnings from equity method investees	(33,832)	-	-	-	(33,832)
Other income and (expense)	166,825	67,830	32,309	-	266,964
Interest income	11,424	-	-	-	11,424
Interest expense	(741,033)	(2,831,710)	(242,689)	-	(3,815,432)
Net loss	$(4,256,929)	$(7,573,699)	$(3,244,640)	$(249,670)	$(15,324,938)

Table of Content

	For the Three Months Ended
	June 30, 2024
	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenue
Coal sales	$-	-	-	-	-
Metal recovery and sales	-	-	4,095	-	4,095
Royalty income	-	-	-	-	-
Total revenue	$-	$-	$4,095	$-	$4,095
Cost of revenues	-	-	(892,252)	-	(892,252)
Gross Margin	-	-	(888,157)	-	(888,157)
Operating expenses (income)
Accretion	-	(248,313)	-	-	(248,313)
Depreciation	(519,445)	-	-	-	(519,445)
Amortization of mining rights	(311,685)	-	-	-	(311,685)
General and administrative	(3,004,138)	(1,616,950)	(894,801)	(125,788)	(5,641,677)
Professional fees	(354,252)	(89,841)	(5,806)	-	(449,899)
Litigation expense	(59,836)	-	-	-	(59,836)
Production taxes and royalties	(83)	(16,612)	4,843	-	(11,852)
Development	(81,343)	(117,259)	(103,388)	-	(301,990)
Gain on sale of equipment	-	-	-	-	-
Segment operating loss	$(4,330,782)	$(2,088,975)	$(1,887,311)	$(125,788)	$(8,432,856)

Reconciliation to net loss:
Other income (expense)
Earnings from equity method investees	29,430	-	(45,815)	-	(16,385)
Other income and (expense)	20,880	39,611	-	-	60,491
Interest income	19,752	341,433	-	-	361,185
Interest expense	(367,948)	(2,184,191)	(462,621)	-	(3,014,760)
Net loss	$(4,628,668)	$(3,892,122)	$(2,395,747)	$(125,788)	$(11,042,325)

Table of Content

	For the Six Months Ended
	June 30, 2024
	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenue
Coal sales	$-	$-	-	-	-
Metal recovery and sales	-	27,100	6,347	-	33,447
Royalty income	-	64,667	-	-	64,667
Total revenue	$-	$91,767	$6,347	$-	$98,114
Cost of revenues	-	(976,453)	(892,251)	-	(1,868,704)
Gross Margin	-	(884,686)	(885,904)	-	(1,770,590)
Operating expenses (income)
Accretion	-	(496,893)	-	-	(496,893)
Depreciation	(519,445)	-	(550,640)	-	(1,070,085)
Amortization of mining rights	(311,685)	-	(307,294)	-	(618,979)
General and administrative	(4,239,734)	(3,373,104)	(1,624,935)	(124,999)	(9,362,772)
Professional fees	(589,559)	(638,746)	(168,380)	-	(1,396,685)
Litigation expense	(119,672)	-	-	-	(119,672)
Production taxes and royalties	(4,794)	(20,316)	2,123	-	(22,987)
Development	(147,381)	(369,231)	(187,766)	-	(704,378)
Gain on sale of equipment	-	400,000	-	-	400,000
Segment operating loss	$(5,932,270)	$(5,382,976)	$(3,722,796)	$(124,999)	$(15,163,041)

Reconciliation to net loss:
Other income (expense)
Earnings from equity method investees	(129,350)	-	(102,010)	-	(231,360)
Other income and (expense)	45,993	111,411	-	-	157,404
Interest income	69,970	781,018	-	-	850,988
Interest expense	(776,990)	(2,409,152)	(491,297)	-	(3,677,439)
Net loss	$(6,722,647)	$(6,899,699)	$(4,316,102)	$(124,999)	$(18,063,448)

Table of Content

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation and amortization is included with various other costs in an overhead allocation to each segment. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Total assets, by segment were as follows:

	June 30,	December 31,
($ in thousands)	2025	2024
Corporate	$5,806,724	$2,348,138
American Infrastructure	167,881,155	176,379,133
ReElements	25,274,510	26,002,725
American Metals	1,483,329	284,003
Consolidated	$200,445,718	$205,013,999

NOTE 11 - SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after June 30, 2025, the date of our most recent balance sheet, through the date our financial statements were issued.

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

The Company currently has approximately 21 direct employees. The Company is headquartered in Fishers, Indiana with four members of the Company’s executive team based at this location.

Table of Content

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Revenue
Coal sales	$-	$-	$-	$-	$-	$-
Metal recovery and sales	1,946	4,095	(2,149)	2,996	33,447	(30,451)
Service Fee Revenue	10,299	-	10,299	40,605	-	40,605
Rare Earth Oxide Revenue	1,011	-	1,011	1,583	-	1,583
Royalty income	-	-	-	-	64,667	(64,667)
Total revenue	13,256	4,095	9,161	45,184	98,114	(52,930)

Operating expenses (income)
Cost of coal sales and processing	256,131	892,252	(636,121)	438,126	1,868,704	(1,430,578)
Accretion	254,429	248,311	6,118	502,720	496,893	5,827
Depreciation	509,789	519,445	(9,656)	1,022,121	1,070,085	(47,964)
Amortization of mining rights	303,918	311,685	(7,767)	607,836	618,979	(11,143)
General and administrative	4,305,208	5,640,101	(1,334,893)	7,512,716	9,362,772	(1,850,056)
Professional fees	761,733	449,900	311,833	934,059	1,396,686	(462,627)
Litigation expense	59,836	59,836	-	119,014	119,672	(658)
Production taxes and royalties	2,089	13,431	(11,342)	6,394	22,986	(16,592)
Development	330,757	301,990	28,767	656,260	704,378	(48,118)
Gain on sale of equipment	-	-	-	-	(400,000)	400,000
Total operating expenses	6,783,890	8,436,951	(1,653,061)	11,799,246	15,261,155	(3,461,909)

Net loss from operations	(6,770,634)	(8,432,856)	1,662,222	(11,754,062)	(15,163,041)	3,408,979

Other income (expense)
Earnings from equity method investees	(22,966)	(16,385)	(6,581)	(33,832)	(231,360)	197,528
Other income and (expense)	180,381	60,491	119,890	266,964	157,404	109,560
Interest income	7,251	361,185	(353,934)	11,424	850,988	(839,564)
Interest expense	(2,062,936)	(3,014,760)	951,824	(3,815,432)	(3,677,439)	(137,993)
Total other income (expenses)	(1,898,270)	(2,609,469)	711,199	(3,570,876)	(2,900,407)	(670,469)

Net loss	(8,668,904)	(11,042,325)	2,373,421	(15,324,938)	(18,063,448)	2,738,510
Less: Non-controlling interest	2,775	(14,335)	17,110	6,050	65,423	(59,373)
Net loss attributable to AREC shareholders	$(8,666,129)	$(11,056,660)	$2,390,531	$(15,318,888)	$(17,998,025)	$2,679,137

Table of Content

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes revenue for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30,
	2025	2024	Change
Revenue
Coal sales	$-	$-	-
Metal recovery and sales	1,946	4,095	(2,149)
Service fee revenue	10,299	-	10,299
RareEarth oxide revenue	1,011	-	1,011
Royalty income	-	-	-
Total revenue	$13,256	$4,095	9,161

Revenue increased by $9,161 for the three months ended June 30, 2025 compared to 2024. The primary driver of the increase was due to $10,299 of ReElement  service fee revenue for the three months ended June 30, 2025 as compared to 2024.

Table of Content

The following table summarizes the period over period changes in operating expenses (income) for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30,
	2025	2024	Change
Operating expenses (income)
Coal production and holdings costs	$256,131	$892,252	$(636,121)
Accretion	254,429	248,311	6,118
Depreciation	509,789	519,445	(9,656)
Amortization of mining rights	303,918	311,685	(7,767)
General and administrative	4,305,208	5,640,101	(1,334,893)
Professional fees	761,733	449,900	311,833
Litigation expense	59,836	59,836	-
Production taxes and royalties	2,089	13,431	(11,342)
Development	330,757	301,990	28,767
Gain on sale of equipment	-	-	-
Total operating expenses	$6,783,890	$8,436,951	$(1,653,061)

Total operating expenses decreased by $1,653,061 for the three months ending June 30, 2025 as compared to 2024. This decrease was primarily driven by lower general and administration expenses of $1,334,893 due to a decrease in related party expenses.

The following table summarizes the period over period changes in other income (expense) for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30,
	2025	2024	Change
Other income (expense)
Earnings from equity method investees	$(22,966)	$(16,385)	(6,581)
Other income and (expense)	180,381	60,491	119,890
Interest income	7,251	361,185	(353,934)
Interest expense	(2,062,936)	(3,014,760)	951,824
Total other income (expenses)	$(1,898,270)	$(2,609,469)	711,199

The decrease in net other expense is primarily attributable to the net decrease in interest income of $353,934 and by the net decrease in interest expense of $951,824, compared to the three months ended June 30, 2024.

Table of Content

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our revenue for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	2025	2024	Change
Revenue
Coal sales	$-	$-	-
Metal recovery and sales	2,996	33,447	(30,451)
Service fee revenue	40,605	-	40,605
RareEarth oxide revenue	1,583	-	1,583
Royalty income	-	64,667	(64,667)
Total revenue	$45,184	$98,114	(52,930)

Revenue decreased by $52,930 for the six months ended June 30, 2025 compared to 2024. The primary driver of the decrease was a reduction of $64,667 in royalty income for the six months ended June 30, 2025 as compared to 2024.

Table of Content

The following table summarizes the period over period changes in operating expenses (income) for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,
	2025	2024	Change
Operating expenses (income)
Coal production and holdings costs	$438,126	$1,868,704	(1,430,578)
Accretion	502,720	496,893	5,827
Depreciation	1,022,121	1,070,085	(47,964)
Amortization of mining rights	607,836	618,979	(11,143)
General and administrative	7,512,716	9,362,772	(1,850,056)
Professional fees	934,059	1,396,686	(462,627)
Litigation expense	119,014	119,672	(658)
Production taxes and royalties	6,394	22,986	(16,592)
Development	656,260	704,378	(48,118)
Gain on sale of equipment	-	(400,000)	400,000
Total operating expenses	$11,799,246	$15,261,115	(3,461,909)

Total operating expenses decreased by $3,461,909 for the six months ending June 30, 2025 as compared to 2024. This decrease was primarily driven by lower coal production related costs due to idled mining operations, lower holding costs of $1,430,578 due to concentrated efforts to reduce labor costs, lower general and administration expenses of $1,850,056 and professional fees of $462,627 due to decreases in legal fees.

The following table summarizes the period over period changes in other income (expense) for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,
	2025	2024	Change
Other income (expense)
Earnings from equity method investees	$(33,832)	$(231,360)	197,528
Other income and (expense)	266,964	157,404	109,560
Interest income	11,424	850,988	(839,564)
Interest expense	(3,815,432)	(3,677,439)	(137,993)
Total other income (expenses)	$(3,570,876)	$(2,900,407)	(670,469)

The increase in net other expense for the six months ended June 30, 2025, was primarily attributable to a decrease in interest income of $839,564 and an increase in interest expense of $137,993, compared to the same period in 2024. The higher interest income in 2024 reflects interest and investment income in the bond funds and the higher interest expense in 2025 reflects the issuance of new convertible promissory notes during 2025.

Table of Content

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

As of June 30, 2025, the company has a cash balance of $2,254,206 and a working deficit of $73,851,409. We expect to fund our liquidity requirements over the next 12 months primarily with cash on hand and additional debt and equity financing transactions.  If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may be required to rationalize our expenditures or slow down efforts to further develop our new business models. We do not have any credit lines currently available to fund our liquidity requirements.  Maintaining future liquidity is subject to significant uncertainties primarily related to the generation of revenues from our new business models at levels that surpass breakeven and the ability to obtain additional debt and equity financing.

Cash Flows

Six months Ended June 30, 2025 and 2024

	Six months ended June 30,
	2025	2024
Consolidated statement of cash flow data:
Cash used in operating activities	$(8,880,176)	$(13,300,247)
Cash provided by investing activities	2,691,099	(148,271,896)
Cash provided by financing activities	5,980,665	146,703,379
Net change in cash and restricted cash	$(208,413)	$(14,868,765)

Cash used in operating activities increased by $4,422,071 compared to the prior period. This change was primarily driven by a $2,738,510 decrease in net loss, which positively impacted operating cash flow; a $1,461,359 increase in cash provided by changes in working capital; and an increase of $222,202 in non-cash charges, including depreciation, amortization, and other adjustments.

Cash provided by investing activities for the six months ended June 30, 2025 was $2,691,099, compared to cash used in investing activities of $148,271,896 for the six months ended June 30, 2024. The 2025 period includes a net $3,686,328 of cash provided by restricted investments purchased and sold whereas the 2024 period includes $150,014,712 of cash used in the purchase of restricted investments.

Cash provided by financing activities for the six months ended 2025 was $5,980,665 compared to $146,703,379 for the six months ended 2024. The change was due to the proceeds from tax exempt bonds, net of $149,719,208, which were received on March 28, 2024, and a decrease in net proceeds from other financing obligations of $1,489,046. This was partially offset by proceeds received from convertible promissory notes in 2025 of $3,505,559.

Table of Content

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2025.

Off Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements.

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

Table of Content

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

With respect to the period ending June 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2025, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2025 that have materially affected the Company’s internal controls over financial reporting.

Table of Content

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

Item 5. Other Information

None.

Table of Content

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

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES CORPORATION

Date: August 18, 2025	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
Principal Executive Officer

