Form 10-K/A
period 2024-12-31
American Resources Corp
filed 2025-10-24
CIK 1590715

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

The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of October 17, 2025 was 100,869,137 shares.

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

 EXPLANATORY NOTE

American Resources Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on May 19, 2025. The Company filed Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2024, for the sole purpose of filing the required XBRL reporting. This Amendment No. 2 on Form 10-K/A (this “Amendment”) is being filed to include additional information throughout that has been requested to be included pursuant to a SEC comment letter dated August 12, 2025, and correct errors and restate certain items presented in the Company’s 2024 and 2023 consolidated financial statements as noted below. Financial disclosures throughout this Form 10-K have also been revised, if applicable, for the revisions to the 2024 and 2023 consolidated financial statements. Finally, we have revised Item 14 - Principal Accountant Fees and Services to correct certain errors.

The following items have been corrected and restated in the accompanying 2024 and 2023 consolidated financial statements:

•

Our depreciation expense calculations for the quarter ended September 30, 2024, included an error that resulted in the overstatement of depreciation and amortization of mining rights expense for the quarter ended September 30, 2024. The error also resulted in a the overstatement of accumulated depreciation as of December 31, 2024 by $857,934 and overstatement of depreciation and amortization of mining rights expense by $550,640 and $307,294, respectively, for the year ended December 31, 2024.

•

The 2023 statement of operations omitted certain “net revenue adjustments” to increase cost of coal sales and holding costs and decrease coal sales by $1,412,500. There was no change in the 2023 consolidated net loss or our net assets as of December 31, 2023.

•

Certain amounts previously classified as restricted cash on the consolidated balance sheets as of December 31, 2024 and 2023, should have been classified as restricted investments. Those reclassifications have been made in the accompanying consolidated balance sheets.

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

American Infrastructure Corporation currently has six coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining), Wyoming County Coal LLC (Wyoming County), Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers and specialty products.

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

As of December 31, 2024, the Company is in the exploration stage and has not established mineral reserves defined in United States Securities and Exchange Commission Items 1300 through 1305 of Regulation S-K. The Company has not yet implemented formal internal controls over mineral resource or reserve estimation and currently relies on independent qualified people to perform technical evaluations. Internal controls will be established as exploration activities advance and mineral resource estimates are prepared.

Since mid-2019, we have not mined or sold coal which is sold into the thermal coal markets. Due to adverse market conditions all mining operations are currently idled.   Should mining operations commence, all production and future investment will be for the mining of metallurgical coal. The following table is presented for historical purposes.

Historic Metallurgical Coal Prices		Historic CAPP Thermal Coal Prices
Year End	Hampton Road Index HCC - High	Year End	Big Sandy / Kanawha Rate District
2014	$100.35	2014	$56.00
2015	$80.25	2015	$45.55
2016	$223.00	2016	$50.65
2017	$210.00	2017	$60.90
2018	$205.34	2018	$68.12
2019	$135.00	2019	$60.30
2020	$101.00	2020	$54.35
2021	$342.00	2021	$92.50
2022	$364.53	2022	$148.57
2023	$327.00	2023	$78.65
2024	$310.00	2024	$75.25

	Annual Production (Tons of Coal)
Subsidiary / Mine Location	2024	2023	2022
McCoy Elkhorn Coal LLC	-	69,910	66,192
Perry County Resources LLC (KY)	-	5,443	105,577
Deane Mining LLC (KY)	-	-	-
Wyoming County Coal LLC (WV)	-	-	-
ERC Mining Indiana Corp (IN)	-	-	-
Knott County Coal LLC	-	-	-
Total	-	75,353	171,769

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

Within the McCoy Elkhorn subsidiary, Carnegie 1 is deemed material under Items 1304 of Regulation S-K.  The Carnegie 1 is an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. When operating, coal is mined via room-and-pillar mining methods utilizing a continuous miner with the estimated capacity to produce up to approximately 10,000 tons per month of coal. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. In 2023, Carnegie 1 produced approximately 41,400 tons and sold at an average of $122 per ton. The mineral mined is leased from a 3rd party professional mineral company with lease payments based on the greater of $1.75 per ton or 6% of gross sales price.

Carnegie 2 is also an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. When operating, coal is mined via room-and-pillar mining methods utilizing a continuous miner with the estimated capacity to produce up to approximately 10,000 tons per month of coal. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. In 2023, the Carnegie 2 Mine produced approximately 13,000 tons and sold at an average of $159 per ton. The mineral being mined is leased from a 3rd party professional mineral company with lease payments based on the greater of $1.75 per ton or 6% of gross sales price.

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

In June 2023, WCC closed on an Industrial Development Bond in the amount of $45,000,000 for the purpose of financing the development of the permits and infrastructure..  As of December 31, 2024 and 2023, approximately $32,500,000 and $9,500,000 of the $36,500,000 initial project fund have been expended, respectively.  Due to a delay in government approvals and the expansion of rare earth concentrations it is undeterminable as to when meaningful operations will commence and the additional capital expenditures required.

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

The two idled mining permits are for underground mines and have been actively mined in the past and being maintained as idled, pending any changes to the coal market that may warrant re-starting production. Approximate coal deposits owned and leased are 0 tons and 58,100,000 tons. Perry mine produced approximately 5,443 tons and sold at an average of $284 per tons in the year ended December 31, 2023. The current leases contain minimum annual payments of $12,000 and production royalty payments ranging from 6% to 7% of gross sales price.

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

Not applicable.

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

ReElement leases approximately 316,000 square feet of commercial space from LRR, a related party, for its processing facility at 3301 South Adams Street, Marion, Indiana. The current monthly rent payment is $118,617. The lease expires in May of 2063 and is subject to escalation payments on an annual basis.

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

(b) Holders

As of December 31, 2024, the Company had 131 Class A Common Stock shareholders of record holding 77,996,079 shares of our Class A Common Stock issued and outstanding. This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 53,816,546 Class A Common Stock. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Class A Common Stock Activity Disclosure:

Year	Transaction Description	Shares Issued (Re-purchased)
2023	Issued pursuant to debt conversions	9,420,230
2023	Issued pursuant to consulting arrangements	49,020
	2023 Total Issued	9,469,250

2024	Issued pursuant to warrant conversions	902,419
2024	Issued pursuant to debt conversions	595,790
2024	Issued pursuant to consulting arrangements	102,500
2024	Issued pursuant to stock option exercises	148,000
	2024 Net Issued	1,748,709

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

Results of Operations.

Year Ended December 31, 2024 compared to Year Ended December 31, 2023.

	For the Years Ended
	December 31,
	2024	2023	Change
	(As Restated)	(As Restated)
Revenue
Coal sales	$15,002	$11,198,665	$(11,183,663)
Metal recovery and sales	108,535	66,552	41,983
Service fee revenue	99,960	-	99,960
Royalty income	159,737	556,682	(396,945)
Total revenue	383,234	11,821,899	(11,438,665)

Operating expenses (income)
Coal production and holdings costs	2,526,975	7,575,098	(5,048,123)
Accretion	991,520	1,015,563	(24,043)
Depreciation	2,185,332	2,323,431	(138,099)
Amortization of mining rights	1,235,932	1,222,686	13,246
General and administrative	21,024,382	10,670,358	10,354,024
Professional fees	2,625,898	1,542,175	1,083,723
Litigation expense	240,658	11,067,926	(10,827,268)
Production taxes and royalties	35,533	2,995,435	(2,959,902)
Development	2,148,132	11,313,837	(9,165,705)
Gain on sale of equipment	(400,000)	(1,529,408)	1,129,408
Total operating expenses	32,614,362	48,197,101	(15,582,739)

Net loss from operations	(32,231,128)	(36,375,202)	4,144,074

Other income (expense)
Earnings from equity method investees	(409,268)	(562,696)	153,428
Other income and (expense)	221,471	170,780	50,691
Interest income	1,101,578	30,229	1,071,349
Interest expense	(8,021,459)	(1,988,074)	(6,033,385)
Total other income (expenses)	(7,107,678)	(2,349,761)	(4,757,917)

Net loss	(39,338,806)	(38,724,963)	(613,843)
Less: Non-controlling interest	87,814	197,555	(109,741)
Net loss attributable to AREC shareholders	$(39,250,992)	$(38,527,408)	$(723,584)

The following table summarizes the changes in revenue generating operations:

	For the Years Ended
	December 31,
	2024	2023	Change
		(As Restated)
Revenue
Coal sales	$15,002	$11,198,665	$(11,183,663)
Metal recovery and sales	108,535	66,552	41,983
Service fee revenue	99,960	-	99,960
Royalty income	159,737	556,682	(396,945)
Total revenue	$383,234	$11,821,899	$(11,438,665)

Revenues

Revenues for the 2024 and 2023 were $383,234 and $11,821,899, respectively. The primary drivers of the decrease were reductions in coal sales and royalty income. Declines were due to adverse market conditions and unfavorable pricing that led to our decision to suspend coal production activities beginning in 2023.

Our coal production businesses are located in the United States with our operations located in the Central Appalachian basin of eastern Kentucky and West Virgina. Our coal sales for 2024 and 2023 were all classified as metallurgical coal (“Met”) used for steel making.

For the year ended 2024, the Company had de minimis tons of coal sold to steel making end users.  For the year ended 2023, tons sold to steel making end users amounted to 56,909 tons with a realized net sales price of $126.

The following table summarizes the changes in operating expenses (income):

	For the Years Ended
	December 31,
	2024	2023	Change
	(As Restated)	(As Restated)
Operating expenses (income)
Coal production and holdings costs	$2,526,975	$7,575,098	$(5,048,123)
Accretion	991,520	1,015,563	(24,043)
Depreciation	2,185,332	2,323,431	(139,009)
Amortization of mining rights	1,235,932	1,222,686	13,246
General and administrative	21,024,382	10,670,358	10,354,024
Professional fees	2,625,898	1,542,175	1,083,723
Litigation expense	240,658	11,067,926	(10,827,268)
Production taxes and royalties	35,533	2,995,435	(2,959,902)
Development	2,148,132	11,313,837	(9,165,705)
Gain on sale of equipment	(400,000)	(1,529,408)	1,129,408
Total operating expenses	$32,614,362	$48,197,101	$(15,582,739)

Total operating expenses decreased in 2024 as compared to 2023. This decrease was primarily attributable to decreases in coal production and holdings costs, depreciation expense, litigation expense, production taxes and royalties and development. These decreases were partially offset by amortization of mining, general and administrative and professional. The $10.4 million increase in general and administrative expenses for the year ended December 31, 2024 was primarily attributable to consulting, and administrative services provided by affiliates in support of the Company’s operations, and higher rent expense related to the addition of new office and operating locations. The decrease in our coal production and holding costs is aligned with the suspension of our coal production activities beginning in 2023.  The decrease in litigation expense is because in 2023, American Infrastructure recognized charges for certain litigation matters where the potential loss was assessed as probable in that year.

The following table summarizes the changes in other income (expense):

	For the Years Ended
	December 31,
	2024	2023	Change
		(As Restated)
Other income (expense)
Earnings from equity method investees	$(409,268)	$(562,696)	$153,428
Other income and (expense)	221,471	170,780	50,691
Interest income	1,101,578	30,229	1,071,349
Interest expense	(8,021,459)	(1,988,074)	(6,033,385)
Total other income (expenses), net	$(7,107,678)	$(2,349,761)	$(4,757,917)

The increase in net other expense is primarily attributable to the net increase in interest expense and bond fund income driven by the WCC bonds being outstanding for the full twelve months of 2024 compared to approximately seven months in 2023.

Liquidity and Capital Resources.

Our primary sources of liquidity are derived from existing unrestricted cash, reimbursements from bond funds and other debt and capital proceeds. With the suspension of our coal production activities beginning in 2023 and the development stage of our new ReElement and Electrified Materials businesses through 2024, our sources of revenue in 2024 were limited.  We anticipate our ReElement and Electrified Materials new businesses to achieve increasing revenues in 2026; however, we will continue to require cash flows from financing activities to support operations and the continued development of our new business models.

As of December 31, 2024, the company has a cash balance of $604,485 and a working capital deficit of $73,477,808. We expect to fund our liquidity requirements over the next 12 months primarily with cash on hand and additional debt and equity financing transactions.  If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may be required to rationalize our expenditures or slow down efforts to further develop our new business models. We do not have any credit lines currently available to fund our liquidity requirements.  Maintaining future liquidity is subject to significant uncertainties primarily related to the generation of revenues from our new business models at levels that surpass breakeven and the ability to obtain additional debt and equity financing.

Cash Flows

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

	Years Ended December 31,
	2024	2023
	(As Restated)	(As Restated)
Consolidated statement of cash flow data:
Cash used in operating activities	$(21,243,213)	$(19,518,781)
Cash used in investing activities	(125,400,361)	(31,743,043)
Cash provided by financing activities	145,679,343	45,348,555
Net change in cash and restricted cash	$(964,231)	$(5,913,269)

The $1,724,432 increase in cash used in operating activities was primarily due to a $613,843 increase in net loss, a $2,713,871 decrease in cash flow provided by changes in working capital, and an increase of $1,603,282 in non-cash charges.

Cash used in investing activities during 2024 was $125,400,361 compared to cash used in investing activities of $31,743,043 in 2023. The change was primarily due to the $120,956,337 increase in the purchase of restricted investments within the tax-exempt bond funds and a $1,129,408 decrease in proceeds from the sale of equipment offset by restricted investments sold of $25,797,202, proceeds from short-term investments of $73,421 and a decrease of $2,557,804 in purchases of property and equipment.

Cash provided by financing activities during 2024 was $145,679,343 compared to $45,348,555 in 2023. The change was due to an increase in proceeds from tax exempt bonds, net of $106,243,315 and an increase in proceeds from convertible promissory note of $642,721, proceeds from exercise of stock options of $156,900, cash received from warrant conversions of $32,339, repayment of long term debt of $1,158,428 offset by a decrease in proceeds received from other financing obligations of $5,239,412.

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

(2)	Based on 77,996,079 shares of Common Stock deemed to be outstanding as of December 31, 2024. This percentage has been rounded for convenience;

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

(5)	Based on 0 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2024;

(6)	Based on 77,996,079 Class A Common Stock outstanding as of December 31, 2024. These percentages have been rounded for convenience;

(7)	Mr. Jensen beneficially owns 89,981 shares of our Class A Common Stock through his equity ownership in Westside Advisors LLC,.

(8)	Mr. Sauve beneficially owns 59,988 shares of our Class A Common Stock through his equity ownership in T Squared Capital LLC and Westside Advisors LLC.

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

Effective March 6, 2024, the Company issued a special dividend to all stockholders on record of 91% of the Company’s ownership in Novusterra, Inc. resulting in the Company to receive 9% of future cash flows and holding 1,417,500 common shares of Novusterra, Inc. Due to the Company’s new ownership in Novusterra, Inc. the investment is accounted for using the cost method of accounting.

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

The following is a summary of fees paid or to be paid to GBQ Partners LLC and B.F. Borgers CPA, PC, for services rendered for the years ended December 31, 2024 and 2023.

	2024	2023
Audit fees – GBQ Partners LLC	$210,000	$130,000
Audit related fees – GBQ Partners LLC	67,000
Audit fees – BF Borgers, PC		200,000
Audit related fees – BF Borgers, PC		10,000
Total Fees	$277,000	$340,000

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

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	October 24, 2025
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	October 24, 2025
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	October 24, 2025
Kirk P. Taylor

/s/ Thomas M. Sauve	Director, President	October 24, 2025
Thomas M. Sauve

/s/ Josh Hawes	Director	October 24, 2025
Josh Hawes

/s/ Gerardine Botte	Director	October 24, 2025
Gerardine Botte, PHD

/s/ Courtenay O. Taplin	Director	October 24, 2025
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

Restatement of the Consolidated Financial Statements

As discussed in the Prior Restatement section of Note A to the consolidated the financial statements, the accompanying 2023 consolidated financial statements have been restated to correct for misstatements. The Prior Restatement section of Note A to the consolidated financial statements was included in the Company’s initial filing of the 2024 Form 10-K.

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

October 24, 2025

We have served as the Company's auditor since 2024.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS (Restated)

	December 31,
	2024	2023
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$604,485	$1,318,854
Restricted cash - current	2,353,473	2,237,294
Restricted investments - current	4,500,000	30,297,202
Short-term investments	587,357	1,347,907
Due from related party	1,081,243	741,243
Interest receivables	85,991	-
Receivables	6,675	-
Inventories	959,989	129,991
Prepaid expenses and other current assets	1,145,826	1,729,651
Total current assets	11,325,039	37,802,142

Non-current assets:
Restricted cash	1,155,371	1,521,412
Restricted investment	151,253,539	-
Property and Equipment, net	18,296,477	20,658,679
Right-of-use assets, net	712,352	797,202
Right-of-use assets, net - related party	1,735,407	89,419
Finance – right-of-use asset, net – related party	19,407,504	-
Investment in other entities - related parties	1,706,244	3,477,300
Notes Receivable, net	280,000	379,022
Total Assets	$205,871,933	$64,725,176
Liabilities and Deficit
Current liabilities:
Trade payables	$4,247,649	$3,372,106
Non-trade payables	968,970	949,942
Accounts Payable - related party	9,014,288	4,431,104
Accrued expenses	606,941	311,809
Accrued litigation settlement	14,343,928	14,103,270
Accrued interest	2,131,042	485,431
Other current liabilities	100,000	100,000
Bond payable, current	43,636,752	43,535,159
Current portion of long term debt	2,077,328	2,140,328
Operating lease liabilities, current	91,576	77,656
Operating lease liabilities, current - related party	727,371	11,138
Finance lease - related party, current	363,296	-
Other financing obligations, current	6,493,706	8,753,599
Total current liabilities	84,802,847	78,271,542

Non-current liabilities:
Remediation liability	22,279,905	21,288,385
Bond payable, net	149,729,753	-
Convertible promissory note	500,250	-
Convertible promissory note - related party	1,611,166	486,556
Other financing obligations, net of current portion	6,222,602	8,834,529
Operating lease liabilities, non-current	677,168	771,183
Operating lease liabilities, non-current - related party	1,381,455	78,280
Finance lease - related party, non current	19,718,597	-
Total liabilities	286,923,743	109,730,475

Stockholders' deficit:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 77,996,079 and 76,247,370 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	7,802	7,627
Additional paid-in capital	186,407,169	181,753,261
Accumulated deficit	(265,905,115)	(225,292,335)
Total stockholders' deficit	(79,490,144)	(43,531,447)
Non-controlling interest	(1,561,666)	(1,473,852)
Total deficit	(81,051,810)	(45,005,299)
Total liabilities and stockholders' deficit	$205,871,933	$64,725,176

  The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2024	2023
	(As Restated)	(As Restated)
Revenue
Coal sales	$15,002	$11,198,665
Metal recovery and sales	108,535	66,552
Service fee revenue	99,960	-
Royalty income	159,737	556,682
Total revenue	383,234	11,821,899

Operating expenses (income)
Cost of coal sales and processing	2,526,975	7,575,098
Accretion	991,520	1,015,563
Depreciation	2,185,332	2,323,431
Amortization of mining rights	1,235,932	1,222,686
General and administrative	21,024,382	10,670,358
Professional fees	2,625,898	1,542,175
Litigation expense	240,658	11,067,926
Production taxes and royalties	35,533	2,995,435
Development	2,148,132	11,313,837
Gain on sale of equipment	(400,000)	(1,529,408)
Total operating expenses	32,614,362	48,197,101

Net loss from operations	(32,231,128)	(36,375,202)

Other income (expense)
Earnings from equity method investees	(409,268)	(562,696)
Other income and (expense)	221,471	170,780
Interest income	1,101,578	30,229
Interest expense	(8,021,459)	(1,988,074)
Total other income (expenses)	(7,107,678)	(2,349,761)

Net loss	(39,338,806)	(38,724,963)
Less: Non-controlling interest	87,814	197,555
Net loss attributable to AREC shareholders	$(39,250,992)	$(38,527,408)

Net loss per share - basic and diluted	$(0.51)	$(0.51)

Weighted average shares outstanding - basic and diluted	77,222,990	75,144,374

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional			Non-
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Deficit	controlling interest	Total
Balance as of December 31, 2022 (As Restated)	66,777,620	$6,680	$168,099,637	$(186,764,927)	$(18,658,610)	$(1,276,297)	$(19,934,907)
Issuance of common shares for convertible debt conversion	9,420,730	942	9,787,000	-	9,787,942	-	9,787,942
Stock compensation - options	-	-	3,766,629	-	3,766,629	-	3,766,629
Issuance of common shares for consulting services	49,020	5	99,995	-	100,000	-	100,000
Net loss, as restated	-	-	-	(38,527,408)	(38,527,408)	(197,555)	(38,724,963)
Balance as of December 31, 2023 (As Restated)	76,247,370	$7,627	$181,753,261	$(225,292,335)	$(43,531,447)	(1,473,852)	(45,005,299)
Exercise of cashless warrants	871,620	87	(87)	-	-	-	-
Exercise of stock options	148,000	15	156,885	-	156,900	-	156,900
Issuance of common shares for consulting services	30,000	3	43,797	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	-	(1,361,788)	(1,361,788)	-	(1,361,788)
Exercise of warrants	30,799	3	32,336	-	32,339	-	32,339
Issuance of common shares for consulting services	72,500	7	99,768	-	99,775	-	99,775
Stock compensation – options	-	-	3,725,484		3,725,484		3,725,484
Common stock issued to settle accounts payable and accrued expenses	595,790	60	595,725		595,785		595,785
Net loss, as restated	-	-	-	(39,250,992)	(39,250,992)	(87,814)	(39,338,806)
Balance as of December 31, 2024 (As restated)	77,996,079	7,802	186,407,169	(265,905,115)	(79,490,144)	(1,561,666)	(81,051,810)

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2024	2023
	(As Restated)	(As Restated)
Cash Flows from Operating activities:
Net loss	$(39,338,806)	$(38,724,963)
Adjustments to reconcile net loss to net cash
Stock-based compensation expense	3,725,484	3,766,629
Depreciation expense	2,185,332	2,323,431
Amortization of mining rights	1,235,932	1,222,686
Accretion expense	991,520	1,015,563
Amortization of finance right-to-use assets - related party	378,888	-
Amortization of issuance costs and debt discount	112,143	59,271
Investment in other entities - Related Parties, net	409,268	562,696
Gain on sale of equipment	(400,000)	(1,529,408)
Issuance of common shares for services	143,575	100,000
Allowance for losses on due from related party	190,000	-
Allowance for losses on note receivable	99,022	-
Unrealized gain on short-term investments	45,514	(7,472)

Change in current assets and liabilities:
Interest receivable	(85,991)	-
Receivables	(6,675)	660,756
Due from related party	(530,000)	(352,243)
Inventories	(829,998)	316,699
Prepaid expenses and other current assets	583,825	(942,557)
Trade and non-trade payable	894,571	(3,118,438)
Accounts payable related party	6,052,168	233,428
Accrued expenses	295,132	311,809
Accrued litigation settlement	240,658	14,103,270
Accrued interest	1,691,551	377,306
Other current liabilities	-	100,000
Accrued interest on finance lease liability - related party	295,499	-
Operating lease assets and liabilities, net	4,755	2,756
Operating lease assets and liabilities, net - related party	373,420	-
Cash used in operating activities	(21,243,213)	(19,518,781)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	(1,059,062)	(3,616,866)
Proceeds from sale of equipment	400,000	1,529,408
Proceeds from short-term investments, net	715,038	641,617
Restricted investments purchased	(151,253,539)	(30,297,202)
Restricted investments sold	25,797,202	-
Cash used in investing activities	(125,400,361)	(31,743,043)

Cash Flows from Financing activities:
Proceeds from tax exempt bonds, net	149,719,203	43,475,888
Proceeds from convertible promissory note	500,250	-
Proceeds from convertible promissory note - related party	142,471	-
Proceeds from the exercise of stock option	156,900	-
Proceeds received from other financing obligation	2,493,819	7,733,231
Cash received from warrant conversions	32,339	-
Proceeds from current portion of long-term debt	-	1,381,250
Repayment on current portion of long-term debt	-	(1,158,428)
Repayments of other financing obligation	(7,365,639)	(6,083,386)
Cash provided by financing activities	145,679,343	45,348,555

Decrease in cash	(964,231)	(5,913,269)
Cash and cash equivalents, including restricted cash, beginning of period	5,077,560	10,990,829
Cash and cash equivalents, including restricted cash, end of period	$4,113,329	$5,077,560

SUPPLEMENTAL CASH FLOW INFORMATION

Non- cash proceeds from related party convertible notes	$1,468,984	$486,556
Dividend-in-kind of Novustera, Inc. common stock to shareholders	$1,361,788	$-
Acquisition of assets through operating leases - related party	$1,897,736	$-
Acquisition of assets through finance lease - related party	$19,786,394	$
Conversion of convertible debt into common stock	$-	$9,787,423

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

A.RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

Current Restatement

Subsequent to filing of our original 2024 Form 10-K on May 19, 2025, we became aware of a few matters requiring adjustments to the consolidated financial statements included therein.   Those matters have been corrected in this Amendment No. 2 to the 2024 Form 10-K and include the following:

•

Depreciation and amortization of mining rights in the 2024 statement of operations were overstated by $550,640 and $307,294, respectively, due to an error in the Company’s calculation of depreciation and amortization for the quarter ended September 30, 2024. Accumulated depreciation included in property & equipment, net in the December 31, 2024 balance sheet was overstated by $857,934.

•

The 2023 statement of operations omitted certain “net revenue adjustments” to increase cost of coal sales and holding costs and decrease coal sales by $1,412,500. There was no change in the 2023 consolidated net loss or our net assets as of December 31, 2023.

•

Certain amounts previously classified as restricted cash on the consolidated balance sheets as of December 31, 2024 and 2023, should have been classified as restricted investments. Those reclassifications have been made in the accompanying consolidated balance sheets. As of December 31, 2024, $151,253,539 of non-current restricted cash was reclassified to non-current restricted investments and as of December 31, 2023, $25,797,202 of restricted cash – current was reclassified to restricted investment – current.

Prior Restatement

The Company identified certain accounting errors in the Company’s 2023 consolidated financial statements included in the 2023 Form 10-K filed with the SEC on April 15, 2024.  Those accounting errors were corrected in the consolidated financial statements included in our original 2024 Form 10-K filed with the SEC on May 19, 2025.

Accompanying Restatement Schedules and Notes

The following notes and restatement schedules describe the significant current and prior restatement adjustments made to adjust the 2023 consolidated financial statements included in the 2023 Form 10-K filed with the SEC on April 15, 2024 to the 2023 consolidated financial statements included in this 2024 Form 10-K/A.

1. Treasury bills and mutual fund reclassification

Treasury bills and mutual fund investments were incorrectly classified as cash and cash equivalents versus short-term investments on the balance sheets and the change in fair value of the investments was not recognized in the statement of operations. The adjustment corrects these matters.

2. Restricted investment reclassification

Cash balances in the WCC bond fund balances were classified as short-term investments on the balance sheets. The adjustment reclassifies the WCC bond fund balances to restricted cash and restricted investments. Certain amounts previously classified as restricted cash on the consolidated balance sheets as of December 31, 2024 and 2023, should have been classified as restricted investments. Those reclassifications have been made in the accompanying consolidated balance sheets.

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

4. Coal inventory cost basis adjustment

As of December 31, 2023, the Company recorded a true-up adjustment to increase the coal inventory balance to reconcile to the actual quantities on hand.  The increase was recognized as an adjustment to inventory with a corresponding reduction to operating expenses.

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

7. Equity investment accounting adjustment

There were accounting errors determined with respect to investments in other entities – related parties. Adjustments have been applied to the Company’s equity investment in Novusterra, which was initially recorded at a derived value rather than fair market value (FMV). Additionally, the equity investment in SPAC American Acquisition Opportunity Inc. (AAO) was incorrectly carried at its cost basis without reflecting changes in earnings. An adjustment was made to account for AAO on the equity method of accounting.

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

10. Accrued expenses and settlement adjustments

In connection with our 2024 audit and the re-audit of the 2023 financial statements, legal letter responses were requested and received from attorneys representing the Company with various litigation matters. Based on those responses, the Company concluded a loss was probable and reasonably estimable under Accounting Standards Codification (ASC) 450, Contingencies,. It was also concluded that the status of these litigation cases as of December 31, 2023 supported that a potential loss was probable and estimable at that date. Accordingly, adjustments were recognized to record the reserve for these potential litigation losses as of December 31, 2023.

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

19. Depreciation and amortization of mining rights

Depreciation and amortization of mining rights in the 2024 statement of operations were overstated by $550,640 and $307,294, respectively, due to an error in the Company’s calculation of depreciation and amortization for the quarter ended September 30, 2024. Accumulated depreciation included in property & equipment, net in the December 31, 2024 balance sheet was overstated by $857,934.

20. Coal Sales

The 2023 statement of operations omitted certain “net revenue adjustments” to increase cost of coal sales and holding costs and decrease coal sales by $1,412,500. There was no change in the 2023 consolidated net loss or our net assets as of December 31, 2023.

* Represents revision for immaterial error correction

The following tables summarize the effect of the prior restatement on each financial statement line item that was restated in the consolidated financial statements.

Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated	Reference
Cash and cash equivalents	$2,666,638	$(1,347,784)	$1,318,854	1
Restricted cash - current	-	2,237,294	2,237,294	13
Restricted investments - current	-	30,297,202	30,297,202	2
Short-term investments	30,297,204	(28,949,297)	1,347,907	2
Due from related party	-	741,243	741,243	3
Inventories	54,000	75,991	129,991	4
Prepaid expenses and other current assets	1,867,651	(138,000)	1,729,651	15
Total current assets	34,885,493	2,916,649	37,802,142

Restricted cash	6,798,029	(5,276,617)	1,521,412	13
Property and Equipment, net	15,337,004	5,321,675	20,658,679	5
Right-of-use assets, net	18,276,913	(17,479,711)	797,202	5
Right-of-use assets, net - related party	-	89,419	89,419	6
Investment in other entities - Related Parties	18,780,000	(15,302,700)	3,477,300	7
Notes Receivable, net	99,022	280,000	379,022	8
Total assets	$91,746,164	$(27,020,988)	$64,725,176

Trade payables	$6,709,224	$(3,337,118)	$3,372,106	9,11
Non-trade payables	2,607,942	(1,658,000)	949,942	9
Accounts Payable - Related Party	2,371,697	2,059,407	4,431,104	3,9
Accrued expenses	-	311,809	311,809	10,11
Accrued litigation settlement	-	14,103,270	14,103,270	9,10
Accrued interest	512,558	(27,127)	485,431	*
Other current liabilities	200,000	(100,000)	100,000	*
Bond payable, current	-	43,535,159	43,535,159	14
Current portion of long term debt	804,656	1,335,672	2,140,328	11
Operating lease liabilities, current	57,663	19,993	77,656	*
Operating lease liabilities, current - related party	-	11,138	11,138	*
Finance lease - related party, current	4,806,822	(4,806,822)	-	5
Other financing obligations, current	-	7,488,333	7,488,333	5
Total current liabilities	18,070,562	58,935,714	77,006,276

Remediation liability	21,288,799	(414)	21,288,385	*
Bond payable, net	44,152,500	(44,152,500)	-	13
Finance lease liabilities, non-current	7,514,848	(7,028,292)	486,556	5
Other financing obligations, net of current portion	-	10,099,795	10,099,795	5
Operating lease liabilities, non-current	495,611	275,572	771,183	6
Operating lease liabilities, non-current - related party	-	78,280	78,280	6
Total liabilities	$91,522,320	$18,208,155	$109,730,475

Common Stock	7,627	-	7,627
Additional paid-in capital	178,910,546	2,842,715	181,753,261	16
Accumulated deficit	(178,694,329)	(46,598,006)	(225,292,335)
Total stockholders' equity	223,844	(43,755,291)	(43,531,447)
Non-controlling interest	-	(1,473,852)	(1,473,852)	14
Total deficit	223,844	(45,229,143)	(45,005,299)
Total liabilities and stockholders' deficit	$91,746,164	$(27,020,988)	$64,725,176

Statement of Operations for the year ended December 31, 2023	As Reported	Adjustment	As Restated	Reference
Coal sales	$16,120,841	$(4,922,176)	$11,198,665	20
Metal recovery and sales	66,552	-	66,552
Royalty income	556,682	-	556,682
Total revenue	16,744,075	(4,922,176)	11,821,899	*

Operating expenses (income)
Cost of coal sales and processing	11,611,886	(4,036,788)	7,575,098	4
Accretion	993,165	22,398	1,015,563	*
Depreciation	46,953	2,276,478	2,323,431	5
Amortization of mining rights	1,240,914	(18,228)	1,222,686	*
General and administrative	7,013,833	3,656,525	10,670,358	12
Professional fees	1,340,745	201,430	1,542,175	12
Litigation expense	-	11,067,926	11,067,926	9
Production taxes and royalties	2,647,655	347,780	2,995,435	18
Development	11,746,725	(432,888)	11,313,837	18
Gain on sale of equipment	(8,475,468)	6,946,060	(1,529,408)	5
Total operating expenses	28,166,408	20,030,693	48,197,101

Net loss from operations	(11,422,333)	(24,952,869)	(36,375,202)

Earnings from equity method investees	-	(562,696)	(562,696)	7
Other income and (expense)	423,281	(252,501)	170,780	3
Unrealized gain on short-term investments	499,639	(499,639)	-	7
Interest income	381,234	(351,005)	30,229	13
Interest expense	(1,336,997)	(651,077)	(1,988,074)	5,11
Total other income (expenses)	(32,843)	(2,316,918)	(2,349,761)

Net loss	(11,455,176)	(27,269,787)	(38,724,963)
Non-controlling interest	-	197,555	197,555	14
Net loss attributable to AREC shareholders	$(11,455,176)	$(27,072,232)	$(38,527,408)

Net loss per share - basic and diluted	$(0.15)	$(0.36)	$(0.52)

Weighted average shares outstanding - basic and diluted	75,144,374	75,144,374	75,144,374

	Common		(As reported)		(Restated)				(As reported)		(Restated)	(As
	Stock Par Value		Additional Paid-in		Additional Paid-in	(As reported) Accumulated		(Restated) Accumulated	Non-controlling		Non-controlling	reported)Total		(Restated) Total
	Shares	Amount	Capital	Adjustments	Capital	Deficit	Adjustments	Deficit	interest	Adjustments	interest	Deficit	Adjustments	Deficit
Balance as of December 31, 2022	66,777,620	$6,680	$167,517,259	582,378	$168,099,637	$(167,239,243)	(19,525,684)	$(186,764,927)	-	(1,276,297)	(1,276,297)	$284,696	(20,219,603)	(19,934,907)
Issuance of common shares for Convertible Debt Conversion	9,420,730	942	9,787,000	-	9,787,000	-	-	-	-	-	-	9,787,942	-	9,787,942
Stock compensation – options	-	-	1,506,292	2,260,337	3,766,629	-	-	-	-	-	-	1,129,717	2,636,912	3,766,629
Issuance of common shares for consulting services	49,020	5	99,995	-	99,995	-	(99,995)	-	-	-	-	100,000	-	100,000
Net loss	-	-	-	-	-	(11,455,086)	(27,072,322)	(38,527,408)	-	(197,555)	(197,555)	(11,455,086)	(27,269,877)	(38,724,963)
Balance as of December 31, 2023	76,247,370	$7,627	$178,910,546	2,842,715	$181,753,261	$(178,694,329)	(46,598,006)	$(225,292,335)	-	(1,473,852)	(1,473,852)	$223,844	(45,229,143)	(45,005,299)

Statement of Cash flows for the year ended December 31, 2023	As Reported	Adjustment	As Restated	Reference
Cash Flows from Operating activities:
Net loss	$(11,455,086)	$(27,269,877)	$(38,724,963)
Stock- based compensation expense	-	3,766,629	3,766,629	7
Depreciation expense	46,953	2,276,478	2,323,431	5
Amortization of mining rights	1,240,914	(18,228)	1,222,686	*
Accretion expense	993,165	(416)	992,749	*
Amortization of right-to-use assets - related party	626,253	(626,253)	-	6
Accretion of right-to-use assets	64,386	(64,386)	-	6
Amortization of issuance costs and debt discount	52,500	6,771	59,271	*
Option Expense	1,506,292	(1,506,292)	-	16
Investment in other entities - Related Parties, net	-	562,696	562,696	7
Gain on sale of equipment	(8,475,468)	6,946,060	(1,529,408)	5
Issuance of common shares for services	-	100,000	100,000	*
Unrealized gain on short-term investments	(499,639)	514,981	15,342	7,13
Due from related party	-	(352,243)	(352,243)	3
Receivables	660,755	1	660,756	*
Inventories	392,690	(75,991)	316,699	4
Prepaid expenses and other current assets	(1,081,075)	138,518	(942,557)	5
Trade and non-trade payable	1,876,680	(4,995,118)	(3,118,438)	9,10,12
Accounts payable related party	(1,923,535)	2,156,963	233,428	3,10
Accrued expenses	-	311,809	311,809	10,12
Accrued litigation settlement	-	14,103,270	14,103,270	9,10
Accrued interest	406,191	(28,885)	377,306	*
Other current liabilities	200,000	(100,000)	100,000	*
Operating lease assets and liabilities, net	200,001	(197,245)	2,756	5
Operating lease assets and liabilities, net - related party	752,783	(752,783)	-	5
Cash used in operating activities	(14,415,240)	(5,103,541)	(19,518,781)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	964,319	(4,581,185)	(3,616,866)	5
Proceeds from sale of equipment	-	1,529,408	1,529,408	5
Proceeds from short-term investments, net	22,067,980	(21,426,363)	641,617	2
Purchases of short-term investments	(51,865,545)	51,865,545	-	12
Restricted investments purchased	-	(30,297,202)	(30,297,202)	2
Cash used in investing activities	(28,833,246)	(2,909,797)	(31,743,043)

Cash Flows from Financing activities:
Proceeds from tax exempt bonds, net	44,100,000	(624,112)	43,475,888	13
Proceeds from the exercise of stock option	(1,112,852)	1,112,852	-	16
Proceeds received from other financing obligation	-	7,733,231	7,733,231	5
Repayment on current portion of long term debt	-	1,158,428	1,158,428	*
Repayments of other financing obligation	(5,599,988)	(483,398)	(6,083,386)	5
Cash provided by financing activities	37,387,160	7,961,395	45,348,555

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation’s (ARC or the Company) operations are comprised of ARC (Corporate or Parent) and three operating segments that we describe as American Infrastructure, ReElements and Electrified Materials.

American Infrastructure (our coal mining operations) is comprised of subsidiaries that were formed or acquired between 2015 and 2020 with operations focused on the extraction, processing, transportation, and distribution of coal for a variety of industries, with a primary focus on metallurgical quality coal to the steel industry.  Responsive to adverse market conditions and pricing pressures in the coal industry, during 2023 we suspended our coal production operations which significantly attributed to our decline in consolidated revenues from approximately $39 million in 2022 to $12 million in 2023 and $383,000 in 2024.

Beginning in 2023, the focus of our business and capital allocation shifted towards the diversification of our revenue streams leading to the development of our ReElements and Electrified Materials segments which have been in the development (pre revenue) stages through the majority of 2024.  Electrified Materials is focused on the aggregation, recovery and sale of recovered metal and steel.  We established a new subsidiary, Electrified Materials Corporation (EMC, formerly known as American Metals) to operate this segment of our business.  ReElements is focused on the purification and monetization of critical and rare earth element deposits and end of life magnets and batteries.  American Rare Earth LLC was initially formed as a subsidiary to comprise the ReElements segment.  In 2024, we changed the name of American Rate Earth LLC to ReElement Technologies LLC and recently converted the company from a limited liability corporation to a corporation.

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

Restricted cash and cash equivalents are held in trusts related to the Tax-Exempt Bonds, bonding collateral and are restricted as to withdrawal as required by the agreement entered into by the Company.

The following table sets forth the total of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets.

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$604,485	$1,318,854
Restricted cash	3,508,844	3,758,706
Total cash and restricted cash presented in the consolidated statements of balance sheet	$4,113,329	$5,077,560

Restricted Investments: Consist of U.S. government securities, corporate fixed income, and U.S. government securities that are held in trusts related to the Tax-Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of December 31, 2024 and 2023. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in the current period earnings or loss, except for those amounts that are directly attributable to project funding activities, which are capitalized to construction in progress as part of the cost of the related asset.

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

Construction in progress is related to the construction or development of leasehold improvements and equipment that have not yet been placed in service for our intended use. Construction in progress represents capital expenditures for direct costs of construction or acquisition and design fees incurred, and a proportional amount of bond income and interest expense for amounts capitalized directly related to the construction. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following:

	December 31,	December 31,
	2024	2023
Surface	$2,583,400	$2,577,400
Underground	8,625,574	8,625,574
Processing/loadout	12,081,045	12,081,045
Coal refuse storage	12,134,192	12,134,192
Building	54,202	54,202
Land	1,617,435	1,617,435
Acquired mining rights	484,907	484,907
Rare earth processing equipment	304,962	96,107
Construction in Progress	5,317,449	4,447,365
	43,203,166	42,118,227
Less accumulated depreciation and amortization	(24,906,689)	(21,459,548)
Property and equipment, net	$18,296,477	$20,658,679

Depreciation expense amounted to $2,185,332 and $2,323,431 for 2024 and 2023, respectively. Amortization of mining rights amounted to $1,235,932 and $1,222,686 for 2024 and 2023, respectively.

The estimated useful lives are as follows:

Surface equipment	7 years
Underground equipment	5 years
Processing and rail facilities	7-20 years
Coal refuse storage	10 years
Building	15 years
Acquired mining rights	5-10 years
Rare earth processing equipment	3-5 years

NOTE 3 – INVESTMENTS IN TRADING SECURITIES

Investments (all level 1 fair value measurements) in trading securities consist of U.S. government and agency securities and fixed income funds that are held by the Company or held in trusts related to the Company’s tax-exempt bonds. These investments held by a trust related to the Company’s tax-exempt bonds are classified as restricted cash and restricted investments on the accompanying balance sheets. All other securities are classified as short-term investments on the accompanying balance sheets. The short-term investment securities are classified as trading securities and, accordingly, the unrealized gains and losses are recorded in current period earnings or loss.

The Company’s investments in trading securities consisting of U.S government and agency securities and fixed income funds are as follows:

		Gross Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

December 31, 2024	$151,100,796	$5,243,131	$(3,031)	$-	$156,340,896
December 31, 2023	$31,139,980	$505,128	$-	$-	$31,645,109

The fair value of investments held as of December 31, 2024 consist of approximately $151,253,000 in U.S. Treasuries, $4,500,000 in a bank certificate of deposit and $587,000 in fixed income funds.  As of December 31, 2023, the fair value of investments held consists of $25,797,000 in U.S. treasuries, $4,500,000 in a bank certificate of deposit and $1,348,000 in fixed income funds.  There were no investments with unrealized losses that have been owned for more than or less than a year.

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

Finance lease – related party:

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

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

	For the Years Ended
	December 31,
	Expense Classification	2024	2023
Operating lease expense:
Total operating lease expense	General and administrative	$567,717	$168,965

Finance lease expense:
Amortization of ROU asset	General and administrative	$378,888	$-
Interest on lease liabilities	Interest expense	1,335,711	-
Total finance lease expense		$1,714,599	$-

Other information related to leases is as follows:

	As of December 31,	As of December 31,
Operating leases:	2024	2023
Weighted-average remaining lease term:
Operating leases (in years)	4.61	7.01
Weighted-average discount rate:
Operating leases	10%	11%
Finance lease:
Finance lease (in years)	38.39	-
Weighted-average discount rate:
Finance lease	9%	0%

The future minimum lease payments required under leases as of December 31, 2024 are as follows:

	Operating	Finance
Fiscal Year	Leases	Leases	Total
2025	$1,045,841	$1,446,731	$2,492,572
2026	693,104	1,482,300	2,175,404
2027	704,330	1,518,757	2,223,087
2028	709,921	1,556,126	2,266,047
2029	140,766	1,594,429	1,735,195
Thereafter	244,569	82,289,140	82,533,709
Discounted cash flows	3,538,531	89,887,483	93,426,014
Less imputed interest	(660,961)	(69,805,590)	(70,466,551)
Present value of lease liabilities	$2,877,570	20,081,893	$22,959,463

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

The Company was the sponsor of American Opportunity Ventures LLC (“AMAO”) a blank check company organized on January 20, 2021 and effectuated its business combination with Royalty Management Corporation (“RMCO”) on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation. The Company provided AMAO with money as needed for working capital needs. The advances from the Company are non-interest bearing and payable upon demand by the Company. The Company made cash advances to AMAO of $531,613 for the year ended December 31, 2023. No cash advances were made in 2024. As of December 31, 2024 and December 31, 2023, the Company had a balance of $1,081,243 and $741,243 due from RMCO, respectively.

On January 13, 2023, ReElement Technologies Corporation (“RLMT”), a subsidiary of the Company, entered into a Line of Credit Agreement with LRR in the amount of $1,100,000 (the “Line of Credit”). Refer to Note 7 for further information on the convertible promissory notes.

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

Effective March 6, 2024, the Company issued a special dividend to all stockholders on record of 91% of the Company’s ownership in Novusterra, Inc. resulting in the Company to receive 9% of future cash flows and holding 1,417,500 common shares of Novusterra, Inc. Due to the Company’s new ownership percentage in Novusterra, Inc. the investment is accounted for at cost, minus impairment, and adjusted for observable price changes from identical or similar investments of the same issuer.

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

On June 3, 2022, the Company entered into a promissory note agreement (“June 2022 Note”) with an unrelated party in the amount of $2,500,000. The note carried an interest rate of 5% and had a maturity date of May 27, 2023. As of December 31, 2024 and 2023, the loan was in default. As of December 31, 2024 and 2023, the principal balance was $822,856 and the accrued interest balance was $259,872 and $157,243, respectively. For the years ended December 31, 2024 and 2023, the interest expense was $102,629 and $91,119, respectively.

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

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of December 31, 2024 and December 31, 2023:

		December 31, 2024			December 31, 2023
	Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

September 2017 Note	9/25/2019	$181,736	$181,736	$-	$181,736	$181,736	$-
January 2018 Note	12/25/2020	-	-	-	-	-	-
June 2022 Note	5/27/2023	1,082,728	822,856	259,872	980,099	822,856	157,243
April 2022 Note	3/31/2023	-	-	-	71,202	63,000	8,202
April 2023 Note	3/31/2024	1,072,736	1,072,736	-	1,072,736	1,072,736	-
		$2,337,200	$2,077,328	$259,872	$2,305,773	$2,140,328	$165,445

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

The Tax-Exempt Bonds bear interest of 9% payable quarterly and have a final maturity of June 8, 2038.

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

The Tax-Exempt Bonds bear interest of 4% payable quarterly and have a final maturity of March 28, 2044.

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

Convertible Promissory Notes

In October to December 2024, ReElement issued four convertible promissory notes (the “Note B-E”) to unaffiliated investors with an aggregate principal amount of $500,250. The Notes mature between October and December of 2026. Note B-E bears interest at an annual rate of 12.0%, compounded annually. Upon an Event of Default, the outstanding principal amount, together with any past due or accrued interest, shall bear interest at a rate of 13.5% per annum, compounded annually, from the date of the default until such amounts are fully paid or the Event of Default is cured, whichever occurs first. Unless previously converted, all principal and accrued interest under Note B-E is payable on the Maturity Date. Note B-E is convertible into shares of the ReElement’s common stock at the election of the holders. The conversion price is based on a fully diluted valuation of the ReElement’s at $150,000,000. As of December 31, 2024, Note B-E had an outstanding principal balance of $500,250 and accrued interest of $24,467.

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

In 2024, ReElement entered into additional Convertible Promissory Notes with LRR (“Note A”) in the aggregate amount of $1,611,166. Each Convertible Promissory Note carries a three-year term from the respective effective date. The Convertible Promissory Notes mature February through December 2027.

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

As of December 31, 2024 and 2023, Note A had an outstanding principal balance of $1,611,166 and $486,566 respectively, and accrued interest of $59,213 and $15,718, respectively.

As of December 31, 2024 and 2023, there was an aggregate of $2,111,416 and $486,556 outstanding Convertible promissory notes and Convertible promissory notes – related party in the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, accrued interest on the convertible promissory notes amounted to $83,680 and $15,718, respectively. For the year ended December 31, 2024 and 2023 the interest expense was $99,833 and $15,718 respectively.

The following tables reflects a summary of the outstanding principal and accrued interest by each lender and their respective maturity date as of December 31, 2024 and December 31, 2023:

		December 31, 2024			December 31, 2023
	Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

Note A	2/16/2027	$-	$-	$-	$318,661	$305,086	$13,575
Note A	2/20/2027	-	-	-	89,258	87,150	2,108
Note A	3/5/2027	-	-	-	94,355	94,320	35
Note A	2/16/2027	155,327	142,471	12,856	-	-	-
Note A	2/20/2027	21,914	20,122	1,792	-	-	-
Note A	3/5/2027	14,887	13,722	1,165	-	-	-
Note A	3/18/2027	21,460	19,850	1,610	-	-	-
Note A	4/15/2027	19,102	17,789	1,313	-	-	-
Note A	6/20/2027	258,384	245,133	13,251	-	-	-
Note A	8/1/2027	222,811	213,818	8,993	-	-	-
Note A	8/22/2027	228,689	220,708	7,981	-	-	-
Note A	10/11/2027	458,728	448,769	9,959	-	-	-
Note A	12/27/2027	268,808	268,514	294	-	-	-
Note B	10/29/2026	255,178	250,000	5,178	-	-	-
Note C	11/21/2026	101,842	100,520	1,322	-	-	-
Note D	11/19/2026	56,000	50,000	6,000	-	-	-
Note E	12/30/2026	100,000	100,000	-	-	-	-
		$2,183,130	$2,111,416	$71,714	$502,274	$486,556	$15,718

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

As of December 31, 2024, the company has $6,500,745 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately five years.

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

American Infrastructure Legal Proceedings

The Kentucky Energy Cabinet, the Kentucky Department for Natural Resources and the Kentucky Division of Mine Reclamation and Enforcement have assessed claims totaling $2,189,000 that American Infrastructure Corporation (“AIC”) has accrued. Claims assessed by the Mine Health Safety Administration totaling $689,000 and have also been accrued by AIC.  McCoy Elkhorn LLC (McCoy) and Deane Mining LLC (Dean) have received notices of intent to place liens for amounts owed on federal excise taxes. The amounts associated with the notices totaling $625,000 have been accrued.

In November of 2023 a court entered into an order granting summary judgment against AIC in connection with a lease dispute in which the plaintiff alleges that the defendants failed to diligently mine coal in accordance with the terms of the lease and did not pay minimum royalties owed under the agreement. A final judgment was entered into during 2024 against the defendant, who is currently appealing the decision and pursuing post-judgment collection efforts. The case is being appealed and $2,000,000 has been accrued for this potential loss. The Company is actively defending the claim and is engaged in efforts to reach a favorable out-of-court settlement.

In 2023, Dean was given a judgement due to a lease dispute, in which the plaintiff alleges trespass, conversion, and civil conspiracy against the defendants. A judgment has been entered against Dean, and management is currently appealing the decision. Management has accrued $5,440,657 has for this potential loss using an interest rate to calculate interest of 6%.

The Company also has a number of unpaid legal judgments for amounts that plantiffs claim are due for services or goods provided to the Company that are accrued and total approximately $3,400,000 as of December 31, 2024 and 2023.

In April 2025, a process was undertaken in connection with our 2024 financial statement audit and the re-audit of the 2023 consolidated financial statements to obtain responses from all attorneys that represented the Company in legal matters during 2024 and 2023,  The objective of  this process was to obtain responses regarding the status of legal matters and our requirements to disclosure and/or accrue for legal contingencies under Accounting Standard Codification (ASC), 450, Contingencies.  A retrospective review was also performed to understand the developments in the various legal matters disclosed above and when we should have determined the potential losses were probable and the reporting period such losses should have been first recognized.  We determined that the matters previously not recognized should have been accrued for in 2023.  Accordingly, an approximate $11,000,000 charge for litigation expense was recognized as one element of our restatement of the 2023 statement of operations.  Furthermore, we assessed whether matters resulting in the necessity of the litigation charge were changes in estimates or rather stemmed from an error in not undertaking a complete process in prior periods to assess contingencies that should have been accrued under ASC 450.  We concluded that this was an accounting error.

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

Corporate - Certain costs are incurred at a corporate level and allocated to our segments. These allocated costs generally include corporate overhead and administrative support costs incurred as a part of a corporate program. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated and is generally based on relative gross margin or relative headcount.

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

The table below presents information about reported segments for the years ending December 31:

2024
	Corporate	AIC	RMLT	EMC	Consolidated
Revenues	$-	$174,738	$99,960	$108,536	$383,234
Operating loss	$(12,497,626)	$(15,421,223)	$(3,835,396)	$(476,885)	$(32,231,128)

2023
	Corporate	AIC	RLMT	EMC	Consolidated
Revenues	$-	$11,757,091	$-	$64,808	$11,821,899
Operating (loss) income	$(21,956,700)	$(11,767,716)	$(2,717,339)	$66,552	$(36,375,202)

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss) before income taxes, for the years ended December 31, 2024 and 2023, is as follows:

	For the Year Ended December 31, 2024
	Corporate	AIC	RMLT	EMC	Consolidated
Total revenue	$-	$174,739	$99,960	$108,535	$383,234
Cost of revenues	533,507	1,800,284	193,184	-	2,526,975
Gross Margin	(533,507)	(1,625,545)	(93,224)	108,535	(2,143,741)
Operating expenses
Accretion	-	(991,520)	-	-	(991,520)
Depreciation	-	(2,185,332)	-	-	(2,185,332)
Amortization of mining rights	-	(1,235,932)	-	-	(1,235,932)
General and administrative	(11,147,485)	(6,955,267)	(2,548,211)	(373,419)	(21,024,382)
Professional fees	(1,525,143)	(701,603)	(187,152)	(212,000)	(2,625,898)
Litigation expense	(240,658)	-	-	-	(240,658)
Production taxes and royalties	(7,479)	(36,483)	8,429	-	(35,533)
Development	(434,793)	(504,919)	(1,208,420)	-	(2,148,132)
Gain on sale of equipment	-	400,000	-	-	400,000
Segment operating loss	$(13,031,131)	$(14,694,535)	$(4,028,578)	$(476,884)	$(32,231,128)

Reconciling items to net loss:					$(7,107,678)
Net loss					$(39,338,806)

	For the Year Ended December 31, 2023
	Corporate	AIC	RMLT	EMC	Consolidated
Total revenue	$-	$11,755,347	$-	$66,552	$11,821,899
Cost of revenues	-	(7,575,098)	-	-	(7,575,098)
Gross Margin	-	4,180,249	-	66,552	4,246,801

Operating expenses
Accretion	-	(1,015,563)	-	-	(1,015,563)
Depreciation	-	(2,289,002)	(34,429)	-	(2,323,431)
Amortization of mining rights	-	(1,222,686)	-	-	(1,222,686)
General and administrative	(5,819,776)	(4,365,816)	(484,766)	-	(10,670,358)
Professional fees	(612,754)	(458,351)	(471,070)	-	(1,542,175)
Litigation expense	-	(11,067,926)	-	-	(11,067,926)
Production taxes and royalties	(776,375)	(2,189,644)	(29,416)	-	(2,995,435)
Development	(3,584,276)	(6,031,903)	(1,697,658)	-	(11,313,837)
Gain on sale of equipment	(95,592)	1,625,000	-	-	1,529,408
Segment operating loss	$(21,956,699)	$(11,767,716)	$(2,717,339)	$66,552	$(36,375,202)

Reconciling items to net loss:					$(2,349,761)
Net loss					$(38,724,963)

Long-lived assets, classified by segment are as follows:

	2024	2023
Corporate	1,076,157	1,243,973
AIC	12,493,963	14,656,265
RLMT	24,925,048	5,645,062
EMC	1,656,572	-
Consolidated	40,151,740	21,545,300

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

Bond Refinancing

On April 1, 2025, Kentucky Lithium LLC closed a remarketing of the outstanding $150,000,000 Industrial Building Revenue Bonds Series 2024. The remarketed bonds carry a principal value of $150,000,000, an interest rate of 3.97% and a maturity date of March 28, 2044.

Equipment Financing and Lease Transactions

On April 1, 2025, ReElement Technologies entered into an equipment financing transaction for rare earth and critical element processing equipment. The net benefit to the company was $136,178 and the term of the lease is 36 months.

On May 1, 2025, American Resources entered into a refinancing arrangement with existing equipment financing obligations. The net benefit to the company was $3,165,070 and the term of the leases are 48 months.

Debt and Financing Activities

On April 18, 2025, $175,996 was drawn on the ReElement line of credit with Land Resources and Royalties LLC for equipment purchases.

During April 2025, $2,205,000 of ReElement Convertible Notes were issued

In September 2025, ReElement Technologies entered into a commitment for an equipment leasing facility with Maxus Capital Group, LLC, providing up to $20 million in additional financing.

Equity Transactions

During the quarter ended June 30, 2025, the Company issued 6,308,992 shares of common stock in settlement of accounts payable and accrued expenses totaling approximately $3.9 million.

On October 13, 2025, the Company entered into securities purchase agreements with certain investors for the private placement of 9,480,282 shares of common stock at $3.55 per share.

On October 15, 2025, the Company entered into additional securities purchase agreements for the private placement of 5,181,374 shares of common stock at $5.10 per share.

