Form 10-Q/A
period 2025-03-31
American Resources Corp
filed 2025-10-24
CIK 1590715

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

As of October 17, 2025 the registrant had 100,869,137 shares of Class A common stock issued and outstanding.

EXPLANATORY NOTE

American Resources Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on May 28, 2025.   The Company filed Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended March 31, 2025, for the sole purpose of filing the required XBRL reporting.  This Amendment No. 2 on Form 10-Q/A (this “Amendment”) is being filed to include additional information throughout that has been requested to be included pursuant to a SEC comment letter dated August 12, 2025, and correct errors and restate certain items presented in the Company’s March 31, 2025 Quarterly Report on Form 10-Q. Financial disclosures throughout this Form 10-Q have also been revised, if applicable, for the revisions to the accompanying consolidated financial statements.

The following items have been corrected and restated in the accompanying consolidated financial statements:

•	Our depreciation expense calculations for the quarter ended September 30, 2024, included an error that resulted in the overstatement of depreciation and amortization of mining rights expense for the quarter ended September 30, 2024. The error also resulted in the overstatement of accumulated depreciation by $857,934 as of March 31, 2025 and December 31, 2024.

•	Certain amounts previously classified as restricted cash on the consolidated balance sheets as of March 31, 2025, and December 31, 2024, should have been classified as restricted investments. Those reclassifications have been made in the accompanying consolidated balance sheets.

AMERICAN RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December,
	2025	2024
	(Unaudited)
	(As Restated)	(As Restated)
Assets

Current assets:
Cash and cash equivalents	$24,623	$604,485
Restricted cash - current	357,010	2,353,473
Restricted investments - current	4,798,958	4,500,000
Short-term investments	-	587,357
Due from related party	1,121,243	1,081,243
Interest receivables	85,991	85,991
Receivables	37,305	6,675
Inventories	1,078,289	959,989
Prepaid expenses and other current assets	1,127,207	1,145,826
Total current assets	8,630,626	11,325,039

Non-current assets:
Restricted cash	154,021,410	1,155,371
Restricted investment	48,217	151,253,539
Property and equipment, net	17,321,728	18,296,477
Right-of-use assets, net	686,915	712,352
Right-of-use assets, net - related party	1,650,831	1,735,407
Finance – right-of-use asset, net – related party	19,281,208	19,407,504
Investment in other entities - Related Parties	1,695,378	1,706,244
Notes receivable, net	280,000	280,000
Total Assets	$203,616,313	$205,871,933
Liabilities and Deficit
Current liabilities:
Trade payables	$3,898,304	$4,247,649
Non-trade payables	1,302,787	968,970
Accounts payable - related party	8,959,649	9,014,288
Accrued expenses	549,442	606,941
Accrued litigation settlement	14,403,105	14,343,928
Accrued interest	4,560,764	2,131,042
Other current liabilities	100,000	100,000
Bond payable, current	43,662,174	43,636,752
Current portion of long term debt	2,077,328	2,077,328
Operating lease liabilities, current	95,308	91,576
Operating lease liabilities, current - related party	375,978	727,371
Finance lease - related party, current	362,984	363,296
Other financing obligations, current	5,621,956	6,493,706
Total current liabilities	85,969,779	84,802,847

Non-current liabilities:
Remediation liability	22,528,196	22,279,905
Bond payable, net	149,733,243	149,729,753
Convertible promissory note	1,950,250	500,250
Convertible promissory note - related party	1,611,166	1,611,166
Other financing obligations, net of current portion	5,721,152	6,222,602
Operating lease liabilities, non-current	651,915	677,168
Operating lease liabilities, non-current - related party	1,286,337	1,381,455
Finance lease - related party, non current	19,809,397	19,718,597
Total liabilities	289,261,435	286,923,743

Stockholders' deficit:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 80,491,849 and 77,996,079 shares issued and outstanding as of March 31, 2025 December 31, 2024, respectively	8,046	7,802
Additional paid-in capital	188,469,652	186,407,169
Accumulated deficit	(272,557,878)	(265,905,115)
Total stockholders' deficit	(84,080,180)	(79,490,144)
Non-controlling interest	(1,564,942)	(1,561,666)
Total deficit	(85,645,122)	(81,051,810)
Total liabilities and stockholders' deficit	$203,616,313	$205,871,933

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2025	2024
	(As Restated)	(As Restated)
Revenue
Metal recovery and sales	1,050	29,352
Service fee revenue	30,305	-
Rare earth oxide revenue	572	-
Royalty income	-	64,667
Total revenue	31,927	94,019

Operating expenses (income)
Cost of coal sales and processing	181,995	976,452
Accretion	248,291	249,016
Depreciation	512,332	550,640
Amortization of mining rights	303,918	307,294
General and administrative	3,207,512	3,722,671
Professional fees	172,326	946,352
Litigation expense	59,178	59,836
Production taxes and royalties	4,305	9,555
Development	325,503	402,388
Gain on sale of equipment	-	(400,000)
Total operating expenses	5,015,360	6,824,204

Net loss from operations	(4,983,433)	(6,730,185)

Other income (expense)
Earnings from equity method investees	(10,866)	(214,975)
Other income and (expense)	86,583	96,913
Interest income	4,173	489,803
Interest expense	(1,752,496)	(662,679)
Total other income (expense)	(1,672,606)	(290,938)

Net loss	(6,656,039)	(7,021,123)
Less: Non-controlling interest	3,276	79,760
Net loss attributable to AREC shareholders	$(6,652,763)	$(6,941,363)

Net loss per share – basic and diluted	$(0.08)	$(0.09)

Weighted average shares outstanding – basic and diluted	78,952,630	$76,374,434

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS of SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Common Stock		Additional			Non-
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Deficit	controlling interest	Total Deficit
Balance as of December 31, 2024 (As Restated)	77,996,079	7,802	186,407,169	(265,905,115)	(79,490,144)	(1,561,666)	(81,051,810)
Common stock issued to settle accounts payable and accrued expenses	2,495,770	244	1,543,859	-	1,544,103	-	1,544,103
Stock compensation – options	-	-	518,624	-	518,624	-	518,624
Net loss, as restated	-	-	-	(6,652,763)	(6,652,763)	(3,276)	(6,656,039)
Balance as of March 31, 2025 (As Restated)	80,491,849	8,046	188,469,652	(272,557,878)	(84,080,180)	(1,564,942)	(85,645,122)

	Common Stock		Additional			Non-
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Deficit	controlling interest	Total Deficit
Balance as of December 31, 2023 (As Restated)	76,247,370	$7,627	$181,753,261	$(225,292,335)	$(43,531,447)	$(1,473,852)	$(45,005,297)
Exercise of cashless warrants	871,620	87	(87)	-	-	-	-
Exercise of common stock options	148,000	15	156,882	-	156,897	-	156,897
Issuance of common shares for consulting services	30,000	3	43,797	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	-	(1,361,788)	(1,361,788)	-	(1,361,788)
Stock compensation - options	-	-	986,132	-	986,132	-	986,132
Net loss, as restated	-	-	-	(6,941,363)	(6,941,363)	(79,760)	(7,021,123)
Balance as of March 31, 2024 (As Restated)	77,296,990	$7,732	$182,939,985	$(233,595,486)	$(50,647,769)	$(1,553,612)	$(52,201,381)

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2025	2024
	(As Restated)	(As Restated)
Cash Flows from Operating activities:
Net loss	$(6,656,039)	$(7,021,123)
Adjustments to reconcile net loss to net cash
Stock-based compensation expense	518,624	986,132
Depreciation expense	512,332	550,640
Amortization of mining rights	303,918	307,294
Accretion expense	248,291	249,016
Amortization of finance right-to-use assets - related party	126,296	-
Amortization of issuance costs and debt discount	28,912	25,407
Investment in other entities - Related Parties, net	10,866	214,975
Gain on sale of equipment	-	(400,000)
Issuance of common shares for services	-	43,800
Unrealized gain on short-term investments	4,455	26,819

Change in current assets and liabilities:
Receivables	(30,630)	-
Interest receivable	-	(47,542)
Due from related party	(40,000)	-
Inventories	(118,300)	-
Prepaid expenses and other current assets	18,619	(11,251)
Trade and non-trade payable	1,528,575	(254,784)
Accounts payable related party	(54,639)	763,054
Accrued expenses	(57,499)	(244,116)
Accrued litigation settlement	59,177	59,835
Accrued interest	2,429,722	-
Accrued interest on finance lease liability - related party	90,488	-
Operating lease assets and liabilities, net	3,916	(21,945)
Operating lease assets and liabilities, net - related party	(361,935)	23,752
Cash used in operating activities	(1,434,850)	(4,750,471)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	158,499	(882,426)
Restricted investments purchased	(298,958)	(143,425,715)
Proceeds from maturity of restricted investments	151,205,321	-
Proceeds from sale of equipment	-	400,000
Proceeds from short-term investments, net	582,903	103,444
Cash used in provided by investing activities	151,647,765	(143,804,697)

Cash Flows from Financing activities:
Proceeds from convertible promissory note - related party	-	142,471
Proceeds from convertible promissory note	1,450,000	-
Proceeds received from other financing obligation	-	72,402
Proceeds from the exercise of stock option	-	156,898
Proceeds from tax exempt bonds, net	-	149,719,203
Repayments of other financing obligation	(1,373,201)	(1,857,897)
Cash provided by financing activities	76,799	148,233,077

Increase (decrease) in cash	150,289,714	(322,091)
Cash and cash equivalents, including restricted cash, beginning of period	4,113,329	5,077,560
Cash and cash equivalents, including restricted cash, end of period	$154,403,043	$4,755,469

SUPPLEMENTAL CASH FLOW INFORMATION
Common stock issued to settle accounts payable and accrued expenses	$1,544,103	$-
Acquisition of PPE through convertible promissory note - related party	$	$53,664
Dividend-in-kind of Novustera, Inc. common stock to shareholders	$-	$1,361,788

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

Beginning in 2023, the focus of our business and capital allocation shifted towards the diversification of our revenue streams leading to the development of our ReElements and Electrified Materials segments which have been in the development (pre revenue) stages through 2024.  Electrified Materials is focused on the aggregation, recovery and sale of recovered metal and steel.  We established a new subsidiary, Electrified Materials Corporation (EMC, formerly known as American Metals) to operate this segment of our business.  ReElements is focused on the purification and monetization of critical and rare earth element deposits and end of life magnets and batteries.  American Rare Earth LLC was initially formed as a subsidiary to comprise the ReElements segment.  In 2024, we changed the name of American Rare Earth LLC to ReElement Technologies LLC and recently converted the company from a limited liability corporation to a corporation.

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company, its consolidated subsidiaries and variable interest entities that include the following:

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

A.RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

Current Restatement

Subsequent to filing of our original 2025 Form 10-Q on May 28, 2025, we became aware of a few matters requiring adjustments to the consolidated financial statements included therein. Those matters have been corrected in this Amendment No. 2 to the March 31, 2025 Form 10-Q and include the following:

•	Depreciation and amortization of mining rights in the 2024 statement of operations were overstated by $550,640 and $307,294, respectively, due to an error in the Company’s calculation of depreciation and amortization for the quarter ended September 30, 2024. Accumulated depreciation included in property & equipment, net in the March 31, 2025 and December 31, 2024 balance sheets was overstated by $857,934.

•	Certain amounts previously classified as restricted cash on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, should have been classified as restricted investments. Those reclassifications have been made in the accompanying consolidated balance sheets.

Prior Restatement

The Company identified certain accounting errors in the Company’s consolidated financial statements as of and for the quarterly period ended March 31, 2024 included in the March 31, 2024 Form 10-Q filed with the SEC on May 20, 2024.  The following describes the significant adjustments made to the consolidated financial statements as of and for the quarterly period ended March 31, 2024 included in the March 31, 2024 Form 10-Q filed with the SEC on May 20, 2024 that were corrected in the consolidated financial statements included in our original March 31, 2025 Form 10-Q filed with the SEC on May 28, 2025.

The following includes descriptions of the significant adjustments to the Company’s previously reported consolidated financial statements as of and for the quarterly period ended March 31, 2024.

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

* Represents revision for immaterial error correction

The following tables summarize the effect of the restatement on each financial statement line item that was restated in the consolidated financial statements.

Balance Sheet as of March 31, 2024	As Reported	Adjustment	As Restated	Reference
Cash and cash equivalents	$2,168,557	$(1,171,794)	$996,763	1
Restricted cash - current	-	2,237,294	2,237,294	11
Restricted investment - current	-	24,447,474	24,447,474	2
Short-term investments	-	1,218,081	1,218,081	1
Interest receivables	-	47,542	47,542	*
Due from related party	-	741,243	741,243	3
Inventories	129,991	-	129,991	*
Prepaid expenses and other current assets	2,521,646	(780,744)	1,740,902	13
Total current assets	4,820,194	26,739,096	31,559,290

Restricted cash	177,643,892	(176,122,480)	1,521,412	11,2
Restricted investments	-	149,275,443	149,275,443	2
Property and Equipment, net	11,202,362	9,534,469	20,736,831	5
Right-of-use assets, net	18,108,411	(17,320,779)	787,632	5
Right-of-use assets, net - related party	-	98,769	98,769	*
Investment in other entities - Related Parties	4,220,000	(2,319,463)	1,900,537	7
Notes Receivable, net	99,022	280,000	379,022	8
Total assets	$216,093,881	$(9,834,945)	$206,258,936

Trade payables	$4,389,695	$(1,015,527)	$3,374,168	4
Non-trade payables	2,755,451	(2,062,356)	693,095	4
Accounts Payable - Related Party	2,305,604	2,888,554	5,194,158	4
Accrued expenses	-	67,693	67,693	*
Accrued litigation settlement	-	14,163,105	14,163,105	10
Accrued interest	146,101	339,329	485,430	9
Other current liabilities	-	100,000	100,000	*
Notes payable	792,184	(792,184)	-	9
Bond payable, current	-	43,560,566	43,560,566	13
Current portion of long term debt	-	2,140,328	2,140,328	9
Operating lease liabilities, current	59,691	19,457	79,148	*
Operating lease liabilities, current - related party	-	14,245	14,245	*
Finance lease - related party, current	5,510,004	(5,510,004)	-	5
Other financing obligations, current	-	8,424,700	8,424,700	5
Total current liabilities	15,958,730	62,337,906	78,296,636

Remediation liability	21,537,089	312	21,537,401	*
Bond payable, net	192,430,933	(42,711,730)	149,719,203	13
Convertible promissory note - related party	-	682,691	682,691	9
Finance lease - related party, non current	5,488,120	(5,464,263)	23,857	5
Other financing obligations, net of current portion	-	7,354,076	7,354,076	5
Operating lease liabilities, non-current	480,004	281,135	761,139	6
Operating lease liabilities, non-current - related party	-	85,312	85,312	6
Total liabilities	$235,894,876	$22,565,439	$258,460,315

Common Stock	7,732	-	7,732
Additional paid-in capital	165,111,534	17,828,451	182,939,985	7
Accumulated deficit	(184,920,261)	(48,675,223)	(233,595,484)
Total stockholders' deficit	(19,800,995)	(30,846,772)	(50,647,767)
Non-controlling interest	-	(1,553,612)	(1,553,612)	12
Total deficit	(19,800,995)	(32,400,384)	(52,201,379)
Total liabilities and stockholders' deficit	$216,093,881	$(9,834,945)	$206,258,936

Refer to the financial statements included herein which present the impact of the restatement of the Company’s previously reported consolidated balance sheet, the statement of operations, statement of cashflow, and the consolidated stockholders’ deficit as of and for the three months ended March 31, 2024.

Statement of operations for the three months ended March 31, 2024	As Reported	Adjustment	As Restated	Reference
Cost of coal sales and processing	1,266,928	(290,476)	976,452	14
Accretion	248,291	725	249,016	*
Depreciation	22,086	528,554	550,640	5
Amortization of mining rights	307,801	(507)	307,294	*
General and administrative	2,062,021	1,660,650	3,722,671	14
Professional fees	390,196	556,156	946,352	14
Litigation expense	-	59,836	59,836	*
Production taxes and royalties	121,767	(112,212)	9,555	14
Development	2,397,140	(1,994,752)	402,388	14
Gain on sale of equipment	(458,000)	58,000	(400,000)	5
Total operating expenses	6,358,230	465,974	6,824,204

Net loss from operations	(6,264,211)	(465,974)	(6,730,185)

Earnings from equity method investees	-	(214,975)	(214,975)	7
Other income and (expense)	251,639	(154,726)	96,913	3
Interest income	36,095	453,708	489,803	9
Interest expense	(249,455)	(413,224)	(662,679)	9
Total other income (expenses)	38,279	(329,217)	(290,938)

Net loss	(6,225,932)	(795,191)	(7,021,123)
Non-controlling interest	-	79,760	79,760	*
Net loss attributable to AREC shareholders	$(6,225,932)	$(715,431)	$(6,941,363)

	Common		(As reported)		(Restated)	(As reported)		(Restated)	(As reported)		(Restated)	(As reported)		(Restated)
	Stock		Additional		Additional				Non-		Non-
	Par Value Shares	Amount	Paid-in Capital	Adjustments	Paid-in Capital	Accumulated Deficit	Adjustments	Accumulated Deficit	controlling interest	Adjustments	controlling interest	Total Deficit	Adjustments	Total Deficit
Balance as of December 31, 2023	76,247,370	$7,627	$178,910,546	2,842,715	$181,753,261	$(178,694,329)	(46,598,004)	$(225,292,333)	-	(1,473,852)	(1,473,852)	$223,844	(45,229,141)	(45,005,297)
Exercise of cashless warrants	871,620	87	(87)	-	(87)	-	-	-	-	-	-	-	-	-
Exercise of common stock options	148,000	15	156,885	(3)	156,882	-	-	-	-	-	-	156,900	(3)	156,897
Issuance of common shares for consulting services	30,000	3	43,797	-	43,797	-	(43,797)	-	-	-	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	(14,560,000)	14,560,000	-		13,198,212	(1,361,788)		-		(14,560,000)		(1,361,788)
Stock compensation - options	-	-	560,393	425,739	986,132		(560,393)	-		-		560,393		986,132
Net loss	-	-	-	-	-	(6,225,932)	(715,431)	(6,941,363)	-	(79,760)	(79,760)	(6,225,932)	(795,191)	(7,021,123)
Balance as of March 31, 2024	77,296,990	$7,732	$165,111,534	17,828,451	$182,939,985	$(184,920,261)	(48,675,223)	$(233,595,484)	-	(1,553,612)	(1,553,612)	$(19,800,995)	(32,400,384)	(52,201,379)

Statement of Cash flows for the three months ended March 31, 2024	As Reported	Adjustment	As Restated	Reference
Cash Flows from Operating activities:
Net loss	$(6,225,932)	$(795,191)	$(7,021,123)
Stock-based compensation expense	560,393	425,739	986,132	7
Depreciation expense	32,496	518,144	550,640	5
Amortization of mining rights	304,970	2,324	307,294	*
Accretion expense	248,290	726	249,016	*
Amortization of finance right-to-use assets - related party	168,502	(168,502)	-	6
Accretion of right-to-use assets	242,817	(242,817)	-	6
Amortization of issuance costs and debt discount	41,572	(16,165)	25,407	*
Investment in other entities - Related Parties, net	-	214,975	214,975	7
Gain on sale of equipment	-	(400,000)	(400,000)	5
Unrealized gain on short-term investments	-	26,819	26,819	*
Inventories	(75,991)	75,991	-	*
Prepaid expenses and other current assets	(653,995)	642,744	(11,251)	13
Trade and non-trade payable	(2,172,024)	1,917,240	(254,784)	4
Accounts payable related party	(66,093)	829,147	763,054	4
Accrued expenses	-	(244,116)	(244,116)	10
Accrued litigation settlement	-	59,835	59,835	*
Accrued interest	(366,457)	366,457	-	9
Other current liabilities	(200,000)	200,000	-	4
Issuance of common shares for services	-	43,800	43,800	*
Operating lease assets and liabilities, net - related party	(13,579)	37,331	23,752	*
Operating lease assets and liabilities, net	-	(21,945)	(21,945)	*
Cash used in operating activities	(8,175,031)	3,472,102	(4,702,929)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	(264,939)	(617,486)	(882,425)	5
Restricted investments purchased	-	(143,425,715)	(143,425,715)	2
Proceeds from sale of equipment	4,062,115	(3,662,115)	400,000	5
Proceeds from short-term investments, net	-	103,444	103,444	1
Cash (used in) provided by investing activities	3,797,176	(147,601,872)	(143,804,696)

Cash Flows from Financing activities:
Proceeds from tax exempt bonds, net	148,236,861	1,482,342	149,719,203	11
Proceeds from the exercise of stock option	156,900	(2)	156,898	*
Proceeds received from other financing obligation	-	72,402	72,402	*
Proceeds from convertible promissory note - related party	-	142,471	142,471	9
Repayments of other financing obligation	-	(1,857,897)	(1,857,897)	5
Repayments of finance lease liabilities	(1,566,363)	1,566,363	-	5
Repayments on notes payable	(12,472)	12,472	-	*
Cash provided by financing activities	146,814,926	1,418,151	148,233,077

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

The following table sets forth the total of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets.

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$24,623	$604,485
Restricted cash	154,378,420	3,508,844
Total cash and restricted cash presented in the consolidated balance sheets	$154,403,043	$4,113,329

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

The table below reflects the changes to our ARO:

	March 31, 2025	March 31,2024
Beginning Balance	$22,279,905	$21,288,385
Accretion	248,291	249,016
Ending Balance	$22,528,196	$21,537,401

Accretion expense amounted to $248,291 and $249,016 for the three months ending March 31, 2025 and 2024, respectively.

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

NOTE 2 - PROPERTY AND EQUIPMENT

As of March 31, 2025 and December 31, 2024, property and equipment were comprised of the following:

	March 31,	December 31,
	2025	2024
Surface	$2,583,400	$2,583,400
Underground	8,625,577	8,625,574
Processing/Loadout	12,114,676	12,081,045
Coal Refuse Storage	12,134,192	12,134,192
Building	54,202	54,202
Land	1,617,435	1,617,435
Acquired Mining Rights	484,907	484,907
Rare Earth Processing	304,962	304,962
Construction in Progress	5,125,319	5,317,449
	43,044,667	43,203,166
Less accumulated depreciation and amortization	(25,722,943)	(24,906,689)
Property and equipment, net	17,321,728	18,296,477

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

The Company’s investments in securities consisting of fixed income funds are as follows:

		Gross Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

March 31, 2025	$4,831,133	$16,042	$-	$-	$4,847,175
December 31, 2024	$151,100,796	$5,243,131	$(3,031)	$-	$156,340,896

The fair value of investments held as of March 31, 2025 consist of approximately $347,000 in U.S. Treasuries, and $4,500,000 in a bank certificate of deposit. The fair value of investments held as of December 31, 2024 consist of approximately $151,253,000 in U.S. Treasuries, $4,500,000 in a bank certificate of deposit and $587,000 in fixed income funds. There were no investments with unrealized losses that have been owned for more than or less than a year. There were no investments with unrealized losses that have been owned for more than or less than a year.

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

The Company has not made any payments on the related party operating leases as of March 31, 2025, and has a balance of $491,251 due for deferred rent payments.

Finance lease – related party

ReElement leases approximately 316,000 square feet of commercial space from LRR, a related party, for its processing facility at 3301 South Adams Street, Marion, Indiana.  The current monthly rent payment is $118,617.  The lease expires in May of 2063 and is subject to escalation payments on an annual basis.

The Company has not made any payments on the related party finance lease as of March 31, 2025, and has a balance of $355,852 due for deferred rent payments.

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

		For the Three Months Ended
		March 31,
	Expense Classification	2025	2024
Operating lease expense:
Total Operating lease expense	General and administrative	$224,717	$68,855

Finance lease expense:
Amortization of ROU asset	General and administrative	$126,296	$-
Interest on lease liabilities	Interest expense	452,346	-
Total finance lease expense		$578,642	$-

Other information related to leases is as follows:

	As of March 31,	As of December31,
Operating leases:	2025	2024
Weighted-average remaining lease term:
Operating leases (in years)	4.47	4.61
Weighted-average discount rate:
Operating leases	10%	10%
Finance lease:
Finance lease (in years)	38.15	38.39
Weighted-average discount rate:
Finance lease	9%	9%

The future minimum lease payments required under leases as of March 31, 2025 were as follows:

	Operating	Finance
Fiscal Year	Leases	Leases	Total
2025	$512,057	$1,446,731	$1,958,788
2026	693,104	1,482,300	2,175,404
2027	704,330	1,518,757	2,223,087
2028	709,921	1,556,126	2,266,047
2029	140,766	1,594,429	1,735,195
Thereafter	244,569	82,289,140	82,533,709
Discounted cash flows	3,004,747	89,887,483	92,892,230
Less imputed interest	(595,209)	(69,715,102)	(70,310,311)
Present value of lease liabilities	$2,409,538	$20,172,381	$22,581,919

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

On June 3, 2022, the Company entered into a promissory note agreement (“June 2022 Note”) with an unrelated party in the amount of $2,500,000. The note carried an interest rate of 5% and had a maturity date of May 27, 2023. As of March 31, 2025 and December 31, 2024, the loan was in default. As of March 31, 2025 and December 31, 2024, the principal balance was $822,856 and the accrued interest balance was $287,167 and $259,872, respectively. For the three months ended March 31, 2025 and 2024, the interest expense was $27,294 and $24,707 respectively.

On April 7, 2023, the Company entered into a promissory note agreement (“April 2023 Note”) with an unrelated party in the amount of $1,381,250. The note carried an interest rate of 0% and had a maturity date of March 31, 2024. As of March 31, 2025 and December 31, 2024, the loan was in default. As of March 31, 2025 and December 31, 2024, the principal balance was $1,072,736 .

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

Convertible Promissory Notes

From October 2024 to March 2025, ReElement issued eleven convertible promissory notes (the “Notes B-K”) to unaffiliated investors with an aggregate principal amount of $1,950,520.  The Notes mature between October and December of  2026. Notes B-K bear interest at an annual rate of 12.0%, compounded annually. Upon an Event of Default, the outstanding principal amounts, together with any past due or accrued interest, shall bear interest at a rate of 13.5% per annum, compounded annually, from the date of the default until such amounts are fully paid or the Event of Default is cured, whichever occurs first. Unless previously converted, all principal and accrued interest under Notes B-K are payable on the Maturity Date. Notes B-K are convertible into shares of the ReElements’ common stock at the election of the holders. The conversion price is based on a fully diluted valuation of ReElements at $150,000,000.

As of March 31, 2025 and December 31, 2024, Note B-K had an outstanding principal balance of $1,950,520 and $500,250, respectively, and accrued interest of $52,523 and $17,678, respectively.

The following tables reflects a summary of the outstanding principal and accrued interest by each lender and their respective maturity date as of March 31, 2025 and December 31, 2024:

		March 31, 2025			December 31, 2024
	Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest
Note B	10/29/2026	262,729	250,000	12,729	260,356	250,000	10,356
Note C	11/21/2026	104,585	100,250	4,335	101,572	100,250	1,322
Note D	11/19/2026	57,500	50,000	7,500	50,000	50,000	6,000
Note E	12/30/2026	114,959	100,000	14,959	100,000	100,000	-
Note F	1/16/2027	51,250	50,000	1,250	-	-	-
Note G	2/5/2027	102,000	100,000	2,000	-	-	-
Note H	1/6/2027	102,750	100,000	2,750	-	-	-
Note I	2/24/2027	101,000	100,000	1,000	-	-	-
Note H	2/28/2027	50,500	50,000	500	-	-	-
Note J	3/3/2027	50,500	50,000	500	-	-	-
Note K	3/11/2027	1,005,000	1,000,000	5,000
		$2,002,773	$1,950,250	$52,523	$511,928	$500,250	$17,678

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

In 2024, ReElement entered into additional Convertible Promissory Notes with LRR (“Note A”) in the aggregate amount of $1,611,166 Each Convertible Promissory Note carries a three-year term from the respective effective date. The Convertible Promissory Notes mature February through December 2027.

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

As of March 31, 2025 and December 31, 2024, Note A had an outstanding principal balance of $1,611,166 and $1,611,166, respectively, and accrued interest of $101,893 and $59,213, respectively.

The following tables reflects a summary of the outstanding principal and accrued interest by each lender and their respective maturity date as of March 31, 2025 and December 31, 2024:

				March 31, 2025			December 31, 2024
Loan Holder	Loan Number		Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest
Land Resources & Royalties LLC	RET001	Note A	2/16/2027	$159,295	$142,471	$16,824	$155,327	$142,471	$12,856
Land Resources & Royalties LLC	RET002	Note A	2/20/2027	22,474	20,122	2,352	21,914	20,122	1,792
Land Resources & Royalties LLC	RET003	Note A	3/5/2027	15,268	13,722	1,546	14,887	13,722	1,165
Land Resources & Royalties LLC	RET004	Note A	3/18/2027	22,008	19,850	2,158	21,460	19,850	1,610
Land Resources & Royalties LLC	RET005	Note A	4/15/2027	19,590	17,789	1,801	19,102	17,789	1,313
Land Resources & Royalties LLC	RET006	Note A	6/20/2027	265,000	245,133	19,867	258,384	245,133	13,251
Land Resources & Royalties LLC	RET007	Note A	8/1/2027	228,503	213,818	14,685	222,811	213,818	8,993
Land Resources & Royalties LLC	RET008	Note A	8/22/2027	234,531	220,708	13,823	228,689	220,708	7,981
Land Resources & Royalties LLC	RET009	Note A	10/11/2027	470,447	448,769	21,678	458,728	448,769	9,959
Land Resources & Royalties LLC	RET010	Note A	12/27/2027	275,945	268,783	7,161	269,078	268,783	294
				$1,713,059	$1,611,166	$101,893	$1,670,379	$1,611,166	$59,213

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

Total stock-based compensation expense for grants to officers, employees and consultants was $518,624 and $986,132 for the three months ended March 31, 2025, and 2024, respectively, which was charged to general and administrative expense.

During the quarter ended March 31, 2025, the Company settled accounts payables and accrued expenses totaling $1,544,103 for 2,495,770 shares of common stock.

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

In 2023, Dean was given a judgement due to a lease dispute, in which the plaintiff alleges trespass, conversion, and civil conspiracy against the defendants. A judgment has been entered against Dean, and management is currently appealing the decision. Management has accrued $5,499,836 has for this potential loss using an interest rate to calculate interest of 6%.

The Company also has a number of unpaid legal judgments for amounts that plaintiffs claim are due for services or goods provided to the Company that are accrued and total approximately $3,600,000 and $3,400,000 as of March 31, 2025 and December 31, 2024, respectively, related to unpaid legal judgments. These amounts primarily represent finalized judgments and settlements rendered by courts or arbitration panels for services or goods previously provided to the Company for which payment has not yet been made.

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

Corporate - Costs are incurred at a corporate level and allocated to our segments. These allocated costs generally include corporate overhead and administrative support costs incurred as a part of a corporate program. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated and is generally based on relative gross margin or relative headcount.

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

Revenue and costs are generally directly attributed to our segments. However, due to the integrated structure of our business, certain revenue recognized, and costs incurred by one segment may benefit other segments. Revenue from contracts with customers is recognized in the segment to which the underlying products or services relate. The Company does not allocate revenue among segments; rather, revenue is recorded directly in the segment that is responsible for fulfilling the related performance obligations. Accordingly, revenue is recognized where it is earned based on the nature of the products or services provided by each segment and in accordance with the terms of the customer contracts. Operating expenses that are allocated primarily include those relating to marketing of products and services from which multiple segments benefit and are generally allocated based on relative gross margin.

The table below presents information about reported segments for the three months ending:

March 31, 2025
($ in thousands)	Corporate	AIC	RLMT	EMC	Consolidated
Revenues	$-	$-	$31,927	$-	$31,927
Gross margin	(118,346)	(13,718)	(18,004)	-	(150,068)
Operating income (loss)	$(1,099,425)	$(2,440,963)	$(1,318,835)	$(124,210)	$(4,983,433)

March 31, 2024
($ in thousands)	Corporate	AIC	RLMT	EMC	Consolidated
Revenues	$-	$91,767	$2,252	$-	$94,019
Gross margin	(23,176)	(780,392)	(78,865)	-	(882,433)
Operating income (loss)	$(1,624,665)	$(3,189,709)	$(1,915,021)	$(789)	$(6,730,185)

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss) before income taxes, for the three months ended March 31, 2025 and 2024, is as follows:

	For the Three Months Ended March 31, 2025
	Corporate	AIC	RLMT	EMC	Consolidated
Total revenue	$-	$-	$31,927	$-	$31,927
Cost of revenues	(118,346)	(13,718)	(49,931)	-	(181,995)
Gross Margin	(118,346)	(13,718)	(18,004)	-	(150,068)
Operating expenses
Accretion	-	(248,291)	-	-	(248,291)
Depreciation	-	(512,332)	-	-	(512,332)
Amortization of mining rights	-	(303,918)	-	-	(303,918)
General and administrative	(843,105)	(1,311,601)	(928,596)	(124,210)	(3,207,512)
Professional fees	(65,956)	(43,066)	(63,305)	-	(172,327)
Litigation expense	(59,178)	-	-	-	(59,178)
Production taxes and royalties	(1,343)	(8,037)	5,075	-	(4,305)
Development	(11,497)	-	(314,006)	-	(325,503)
Gain on sale of equipment	-	-	-	-	-
Segment operating loss	$(1,099,425)	$(2,440,963)	$(1,318,835)	$(124,210)	$(4,983,433)

Reconciling items to net loss:					$(1,672,606)
Net loss					$(6,656,039)

	For the Three Months Ended March 31, 2024
	Corporate	AIC	RLMT	EMC	Consolidated
Total revenue	$-	$91,767	$2,252	$-	$94,019
Cost of revenues	(23,176)	(872,159)	(81,116)	-	(976,451)
Gross Margin	(23,176)	(780,392)	(78,864)	-	(882,432)
Operating expenses (income)
Accretion	-	(249,016)	-	-	(249,016)
Depreciation	-	-	(550,640)	-	(550,640)
Amortization of mining rights	-	-	(307,294)	-	(307,294)
General and administrative	(1,235,597)	(1,756,155)	(730,132)	(789)	(3,722,672)
Professional fees	(235,307)	(548,471)	(162,574)	-	(946,786)
Litigation expense	(59,836)	-	-	-	(59,836)
Production taxes and royalties	(4,711)	(3,704)	(1,140)	-	(9,555)
Development	(66,039)	(251,972)	(84,377)	-	(402,388)
Gain on sale of equipment	-	400,000	-	-	400,000
Segment operating loss	(1,624,665)	(3,189,709)	(1,915,021)	(789)	(6,730,185)

Reconciling items to net loss:					$(290,938)
Net loss					$(7,021,123)

Long-lived assets, classified by the segment were as follows:

	March 31,	December 31,
($ in thousands)	2025	2024
Corporate	$1,033,961	$1,076,157
American Carbon	11,569,661	12,493,963
ReElements	24,764,506	24,925,048
American Metals	1,572,554	1,656,572
Consolidated	$38,940,682	$40,151,740

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

On October 15, 2025, the Company entered into securities purchase agreements with certain investors pursuant to which it agreed to issue and sell, in a private placement offering, an aggregate of 2,661,764 shares of common stock at a purchase price of $5.10 per share and pre-funded warrants to purchase up to 5,181,374 shares of common stock at an exercise price of $0.0001 per share, at a purchase price of $5.0999 per warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Carnegie 2 is also an underground mine in the Alma and Upper Alma coal seams and located near Kimper, Kentucky. When operating, coal is mined via room-and-pillar mining methods utilizing a continuous miner with the estimated capacity to produce up to approximately 10,000 tons per month of coal. The coal is stockpiled on-site and trucked approximately 7 miles to McCoy Elkhorn’s preparation facilities. In 2023, the Carnegie 2 Mine produced approximately 13,000 tons and sold at an average of $157 per ton. The mineral being mined is leased from a 3rd party professional mineral company with lease payments based on the greater of $1.75 per ton or 6% of gross sales price.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024	Change
Revenue
Coal sales	$-	$-	$-
Metal recovery and sales	1,050	29,352	(28,302)
Service fee revenue	30,305	-	30,305
RareEarth oxide revenue	572	-	572
Royalty income	-	64,667	(64,667)
Total revenue	31,927	94,019	(62,092)

Operating expenses (income)
Coal production and holdings costs	181,995	976,452	(794,457)
Accretion	248,291	249,016	(725)
Depreciation	512,332	550,640	(38,308)
Amortization of mining rights	303,918	307,294	(3,376)
General and administrative	3,207,512	3,722,671	(515,159)
Professional fees	172,326	946,352	(774,026)
Litigation expense	59,178	59,836	(658)
Production taxes and royalties	4,305	9,555	(5,250)
Development	325,503	402,388	(76,885)
Gain on sale of equipment	-	(400,000)	400,000
Total operating expenses	5,015,360	6,824,204	(1,808,844)

Net loss from operations	(4,983,433)	(6,730,185)	1,746,752

Other income (expense)
Earnings from equity method investees	(10,866)	(214,975)	204,109
Other income and (expense)	86,583	96,913	(10,330)
Interest income	4,173	489,803	(485,630)
Interest expense	(1,752,496)	(662,679)	(1,089,817)
Total other income (expenses)	(1,672,606)	(290,938)	(1,381,668)

Net loss	(6,656,039)	(7,021,123)	365,084
Less: Non-controlling interest	3,276	79,760	(76,484)
Net loss attributable to AREC shareholders	$(6,652,763)	$(6,941,363)	$288,600

Revenue decreased by $62,092 for the three months ended March 31, 2025 compared to 2024. The primary driver of the decrease was a reduction of $64,667 in royalty income for the three months ended March 31, 2025 as compared to 2024.

The following table summarizes the period over period changes in operating expenses (income) for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024	Change
Operating expenses (income)
Coal production and holdings costs	$181,995	$976,452	(794,457)
Accretion	248,291	249,016	(725)
Depreciation	512,332	550,640	(38,308)
Amortization of mining rights	303,918	307,294	(3,376)
General and administrative	3,207,512	3,722,671	(515,159)
Professional fees	172,326	946,352	(774,026)
Litigation expense	59,178	59,836	(658)
Production taxes and royalties	4,305	9,555	(5,250)
Development	325,503	402,388	(76,885)
Gain on sale of equipment	-	(400,000)	400,000
Total operating expenses	$5,015,360	$6,824,204	(1,808,844)

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

The increase in other income (expense) increased by $1,381,668, compared to the three months ended March 31, 2024. The increase is primarily attributable to the net decrease in interest income of $485,630 and the increase in interest expense of $1,089,817due to the Company receiving additional proceeds from convertible notes and bond fund income driven by the WCC bonds.

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

As of March 31, 2025, the company has a cash balance of $24,623 and a working deficit of $77,339,153. We expect to fund our liquidity requirements over the next 12 months primarily with cash on hand and additional debt and equity financing transactions.  If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may be required to rationalize our expenditures or slow down efforts to further develop our new business models. We do not have any credit lines currently available to fund our liquidity requirements.  Maintaining future liquidity is subject to significant uncertainties primarily related to the generation of revenues from our new business models at levels that surpass breakeven and the ability to obtain additional debt and equity financing.

Cash Flows

Three Months Ended March 31, 2025 and 2024

	Three months ended March 31,
	2025	2024
Consolidated statement of cash flow data:
Cash used in operating activities	$(1,434,850)	$(4,750,471)
Cash used in investing activities	(151,647,764)	(143,804,697)
Cash provided by financing activities	76,799	148,233,077
Net change in cash and restricted cash	$(150,289,713)	$(322,091)

The $3,315,621decrease in cash used for operating activities was primarily due to a $365,084 decrease in net loss and a $3,200,491increase in changes in working capital offset by an decrease of $249,955 in non-cash charges.

Cash used in investing activities for the three months ended March 31, 2025 was $151,647,764 compared to $143,804,697 for the three months ended March 31, 2024. The change was primarily due an increase in purchase of property and equipment, net of $1,040,924, restricted investments sold of $151,205,321 and increase from proceeds from short-term investments of $479,458 offset by decrease in restricted investments purchased of $143,126,757 and decrease in sale of equipment of $400,000.

Cash provided by financing activities for the three months ended 2025 was $76,799 compared to $148,233,077 for the three months ended 2024. The change was due to proceeds from tax exempt bonds, net of $149,719,203 that was received in March 31, 2024 and no bonds issued in 2025, repayment of other financing obligation of $1,373,201, offset by proceeds from convertible promissory note of $1,450,000.

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

AMERICAN RESOURCES CORPORATION

Date: October 24, 2025	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
Principal Executive Officer

