Form 10-Q
period 2025-09-30
American Resources Corp
filed 2025-11-14
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of November 14, 2025 the registrant had 84,608,920  shares of Class A common stock issued and outstanding.

AMERICAN RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$2,081,780	$604,485
Restricted cash - current	615,072	2,353,473
Restricted investments - current	2,621,434	4,500,000
Short-term investments	-	587,357
Due from related party	1,121,243	1,081,243
Interest receivables	85,991	85,991
Receivables	18,233	6,675
Inventories	1,078,289	959,989
Prepaid expenses and other current assets	1,165,154	1,145,826
Total current assets	8,787,196	11,325,039

Non-current assets:
Restricted cash	4,003,623	1,155,371
Restricted investments	150,053,029	151,253,539
Property and equipment, net	15,574,106	18,296,477
Right-of-use assets, net	640,180	712,352
Right-of-use assets, net - related party	1,464,194	1,735,407
Finance – right-of-use asset, net – related party	19,028,615	19,407,504
Investment in other entities - Related Parties	1,649,446	1,706,244
Notes Receivable, net	-	280,000
Total Assets	$201,200,389	$205,871,933
Liabilities and Deficit
Current liabilities:
Trade payables	$4,602,035	$4,247,649
Non-trade payables	1,192,375	968,970
Accounts Payable - related party	5,817,283	9,014,288
Accrued expenses	368,242	606,941
Accrued litigation settlement	14,523,434	14,343,928
Accrued interest	3,265,605	2,131,042
Other current liabilities	141,200	100,000
Bond payable, current	43,712,978	43,636,752
Current portion of long term debt	1,503,328	2,077,328
Operating lease liabilities, current	192,637	91,576
Convertible promissory note current	725,000	-
Operating lease liabilities, current - related party	1,142,905	727,371
Finance lease - related party, current	1,443,385	363,296
Other financing obligations, current	4,990,072	6,493,706
Total current liabilities	83,620,479	84,802,847

Non-current liabilities:
Remediation liability	23,023,536	22,279,905
Bond payable, net	149,740,263	149,729,753
Convertible promissory note	5,614,699	500,250
Convertible promissory note - related party	1,910,896	1,611,166
Long term debt	965,286	-
Other financing obligations, net of current portion	9,680,538	6,222,602
Operating lease liabilities, non-current	598,353	677,168
Operating lease liabilities, non-current - related party	1,082,654	1,381,455
Finance lease - related party, non current	19,965,704	19,718,597
Total liabilities	296,202,408	286,923,743

Stockholders’ deficit:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 85,976,023 and 77,996,079 shares issued and outstanding as of September 30, 2025 December 31, 2024, respectively	8,452	7,802
Additional paid-in capital	194,077,140	186,407,169
Accumulated deficit	(287,519,895)	(265,905,115)
Total stockholders’ deficit	(93,434,303)	(79,490,144)
Non-controlling interest	(1,567,716)	(1,561,666)
Total deficit	(95,002,019)	(81,051,810)
Total liabilities and stockholders’ deficit	$201,200,389	$205,871,933

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER, SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER, SEPTEMBER 30,
	2025	2024	2025	2024
Revenue
Metal recovery and sales	$-	$54,095	$2,996	$87,542
Rare Earth Oxide Revenue	165	-	1,748	-
Service fee revenue	50,000	99,960	90,605	99,960
Royalty income	-	81,388	-	146,055
Total revenue	50,165	235,443	95,349	333,557

Operating expenses (income)
Cost of coal sales and processing	44,360	437,570	482,486	2,306,274
Accretion	247,877	247,992	743,631	744,885
Depreciation	516,373	568,914	1,541,860	1,638,999
Amortization of mining rights	303,917	307,970	911,753	926,949
General and administrative	2,536,051	5,533,286	10,048,761	14,961,483
Professional fees	262,973	395,767	1,196,232	1,792,453
Litigation expense	60,493	120,986	179,507	240,658
Production taxes and royalties	2,223	1,255	6,117	24,241
Development	385,451	731,596	1,041,711	1,435,974
Gain on sale of equipment	-	-	-	(400,000)
Total operating expenses	4,359,718	8,345,336	16,152,058	23,671,916

Net loss from operations	(4,309,553)	(8,109,893)	(16,056,709)	(23,338,359)

Other income (expense)
Earnings from equity method investees	(22,966)	(163,355)	(56,798)	(394,715)
Other income and (expense)	-	185,158	266,964	342,562
Interest income	9,932	147,669	21,356	998,657
Interest expense	(1,980,211)	(976,461)	(5,795,643)	(4,653,900)
Total other income (expenses)	(1,993,245)	(806,989)	(5,564,121)	(3,707,396)

Net loss	(6,302,798)	(8,916,882)	(21,620,830)	(27,045,755)
Less: Non-controlling interest	-	15,465	6,050	80,888
Net loss attributable to AREC shareholders	$(6,302,798)	$(8,901,417)	$(21,614,780)	$(26,964,867)

Net loss per share - basic and diluted	$(0.07)	$(0.12)	$(0.26)	$(0.35)

Weighted average shares outstanding - basic and diluted	84,305,073	77,400,289	82,178,728	77,222,990

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS of SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Common Stock		Additional			Non-
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Deficit	controlling interest	Total Deficit
Balance as of December 31, 2024 (as restated)	77,996,079	$7,802	$186,407,166	$(265,905,115)	$(79,490,147)	$(1,561,666)	$(81,051,813)
Common stock issued to settle accounts payable and accrued expenses	2,495,770	244	1,543,862	-	1,544,106	-	1,544,106
Stock compensation – options	-	-	518,624	-	518,624	-	518,624
Net loss	-	-	-	(6,652,763)	(6,652,763)	(3,276)	(6,656,039)
Balance as of March 31, 2025 (as restated)	80,491,849	$8,046	$188,469,652	$(272,557,878)	$(84,080,180)	$(1,564,942)	$(85,645,122)
Common stock issued to settle accounts payable and accrued expenses	3,813,222	239	2,381,218	-	2,381,457	-	2,381,457
Stock compensation – options	-	-	592,188	-	592,188	-	592,188
Net loss	-	-	-	(8,659,219)	(8,659,219)	(2,774)	(8,661,993)
Balance as of June 30, 2025	84,305,071	$8,285	$191,443,058	$(281,217,097)	$(89,765,754)	$(1,567,716)	$(91,333,470)
Common stock issued to settle accounts payable and accrued expenses	707,270	71	1,060,834		1,060,905	-	1,060,905
Exercise of common stock options	314,801	31	(31)		-		-
Stock compensation – options	-	-	716,463		716,463	-	716,463
Common stock issued to settled convertible debt to equity	282,881	28	282,853		282,881	-	282,881
Common stock issued to settled long term debt to equity	366,000	37	573,963		574,000	-	574,000
Net loss	-	-	-	(6,302,798)	(6,302,798)	-	(6,302,798)
Balance as of September 30, 2025	85,976,023	$8,452	$194,077,140	$(287,519,895)	$(93,434,303)	$(1,567,716)	$(95,002,019)

	Common Stock		Additional			Non-
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Deficit	controlling interest	Total Deficit
Balance as of December 31, 2023 (as restated)	76,247,370	$7,627	$181,753,261	$(225,292,333)	$(43,531,445)	$(1,473,852)	$(45,005,297)
Exercise of cashless warrants	871,620	87	(87)	-	-	-	-
Exercise of common stock options	148,000	15	156,882	-	156,897	-	156,897
Issuance of common shares for consulting services	30,000	3	43,797	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	-	(1,361,788)	(1,361,788)	-	(1,361,788)
Stock compensation - options	-	-	986,132	-	986,132	-	986,132
Net loss	-	-	-	(6,941,362)	(6,941,362)	(79,760)	(7,021,122)
Balance as of March 31, 2024 (as restated)	77,296,990	$7,732	$182,939,985	$(233,595,483)	$(50,647,766)	$(1,553,612)	$(52,201,378)
Exercise of common stock warrants	30,799	3	32,336	-	32,339	-	32,339
Issuance of common shares for consulting services	72,500	7	99,768	-	99,775	-	99,775
Stock compensation – options	-	-	956,816	-	956,816	-	956,816
Net loss	-	-	-	(11,122,088)	(11,122,088)	14,337	(11,107,751)
Balance as of June 30, 2024 (as restated)	77,400,289	$7,742	$184,028,905	$(244,717,571)	$(60,680,924)	$(1,539,275)	$(62,220,199)
Stock compensation – options	-	-	905,269	-	905,269	-	905,269

Net loss	-	-	-	(8,901,417)	(8,901,417)	(15,465)	(8,916,882)
Balance as of September 30, 2024 (as restated)	77,400,289	$7,742	$184,934,174	$(253,618,988)	$(68,677,072)	$(1,554,740)	$(70,231,812)

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2025		2024
Cash Flows from Operating activities:
Net loss		$(21,620,830)	$(27,045,755)

Adjustments to reconcile net income (loss) to net cash
Depreciation expense		1,541,860	1,638,999
Amortization of mining rights		911,753	926,949
Accretion expense		743,631	744,885
Amortization of finance right-to-use assets - related party		378,889	252,594
Amortization of issuance costs and debt discount		86,736	83,225
Investment in other entities - Related Parties, net		56,798	394,714
Allowance for losses on note receivable		280,000	99,022
Gain on sale of equipment		-	(400,000)
Noncash stock based compensation expense		1,827,272	2,848,215
Issuance of common shares for services		-	143,575
Unrealized gain on short-term investments		4,456	4,973

Change in current assets and liabilities:
Receivables		(11,558)	(85,991)
Inventories		(118,300)	(829,998)
Prepaid expenses and other current assets		(19,328)	11,468
Accounts payable		1,638,696	2,865,965
Accrued interest		1,134,563	(6,844)
Accrued expenses		(59,193)	(183,568)
Accounts payable related party		728,558	531,134
Due from related party		(40,000)	-
Accrued interest on finance lease liability - related party		247,107	89,999
Operating lease assets and liabilities, net		94,418	3,900
Operating lease assets and liabilities, net - related party		387,946	612,505
Deferred finance lease payments		1,080,089	(249,835)
Other Liabilities		41,199	-
Cash used in operating activities		(10,685,238)	(17,549,869)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)		268,758	2,247,364
Proceeds from sale of equipment		-	400,000
Proceeds from short-term investments, net		582,901	1,191,608
Restricted investments purchased		(151,799,490)	(149,732,440)
Restricted investments sold		154,878,566	(6,673)
Decrease in restricted cash			-
Cash (used in) provided by investing activities		3,930,735	(145,900,141)

Cash Flows from Financing activities:
Proceeds from convertible promissory note		6,122,330	-
Proceeds from convertible promissory note - related party		299,731	894,172
Proceeds from tax exempt bonds, net		-	149,719,208
Proceeds from the exercise of stock options and warrants		-	189,236
Proceeds from long term debt		965,286	-
Deferred repayments of finance lease - related party		-	-
Proceeds received from other financing obligation		10,030,589	-
Repayments of other financing obligation		(8,076,287)	(5,737,299)
Cash provided by (used in) financing activities		9,341,649	145,065,317

Increase (decrease) in cash		2,587,146	(18,384,693)
Cash and cash equivalents, including restricted cash, beginning of period		4,113,329	30,874,762
Cash and cash equivalents, including restricted cash, end of period		$6,700,475	$12,490,069

SUPPLEMENTAL CASH FLOW INFORMATION
Common stock issued to settle accounts payable and accrued expenses		$2,415,499	$-
Cashless exercise of warrants		$-	$87
Dividend-in-kind of Novustera, Inc. common stock to shareholders		$-	$1,361,789
Acquisition of assets through finance lease - related party	$		$19,786,394

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation’s (ARC or the Company) operations are comprised of ARC (Corporate or Parent) and three operating segments that we describe as American Infrastructure, ReElements and Electrified Materials.  During this first quarter of 2025, the Company distributed out to its shareholders 90% ownership interest in American Infrastructure and 80% ownership interests in ReElements.  As of September 30, 2025, the Company has determined that American Infrastructure and ReElements, (the “VIEs”) meet the criteria to continue to be consolidated in our financial statements as variable interest entities under ASC 810, Consolidation. The Company holds contractual and financial interests in each of these entities that provide it with the power to direct key activities and the right to receive benefits or the obligation to absorb losses that could be significant.

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

A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

The Company has identified certain accounting errors in the Company’s historical consolidated financial statements relating to compliance with U.S. GAAP. As a result, the Audit Committee, in consultation with the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2023 and unaudited consolidated financial statements and the notes thereto as of and for the three and six months ended September 30, 2024, require restatement and should not be relied upon. Restated financial statements for the year ended December 31, 2023 were included in our 2024 Form 10-K filed with the SEC on May 19, 2025.

The following includes descriptions of the significant adjustments to the Company’s previously reported September 30, 2024 consolidated financial statements.

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

4. Inventories

During the current fiscal year, the Company identified a prior period error related to a re-purchase arrangement with Marco International Corporation. Although revenue was properly recognized, the Company incorrectly accounted for the related inventory and cost of goods sold. Specifically, inventory was not removed from the balance sheet at the time of sale, resulting in an overstatement of inventory and an understatement of COGS as of December 31, 2023 that was adjusted in the 2023 restatement but had not been adjusted in the previously filed September 30, 2024 balance sheet.

5. Prepaid deposit removal adjustment

Certain prepaid deposits were refunded to the Company. However, the deposit amount recognized in the balance sheet was not de-recognized upon the Company’s receipt of such funds. The adjustment de-recognizes the deposits from the balance sheet and reverses the income recognized in the statement of operations that had been recorded when the funds were returned to the Company.

6. Property and Equipment, net adjustment

Based on review of the property and equipment detail, the Construction in Progress (CIP) line item included amounts related to bond-funded projects that were either completed or misclassified. This adjustment reflects the cleanup and proper classification of bond-related details within the CIP account.

7. Accounts payable reclassification

A reclassification adjustment was made to properly present liabilities within the balance sheet. Certain liabilities were previously misclassified among trade payables, non-trade payables, and accounts payable – related party. This adjustment corrects the classification to reflect the nature of the underlying transactions more accurately.

8. Accrued expenses and settlement adjustments

In connection with the 2024 audit and the re-audit of the 2023 financial statements, legal letter responses were requested and received from attorneys representing the Company with various litigation matters. Based on those responses, the Company concluded a loss was probable and reasonably estimated under Accounting Standards Codification 450. It was also concluded that the status of these litigation cases as of December 31, 2023 supported that a potential loss was probable at that date. Accordingly, adjustments were recognized to record the reserve for these potential litigation losses as of December 31, 2023 with the necessity of the reserve continuing as of September 30, 2024.

9. Long term debt, convertible promissory note recognition and interest expense/income adjustment

An adjustment was recorded to correct previously understated interest expense resulting from an error in the Company’s debt rollforward calculation. The prior calculation did not accurately reflect the outstanding balances and timing of interest accruals related to certain borrowings. This restatement reflects a true-up of interest expense to properly account for interest incurred during the applicable periods. In addition, the Company identified an error in the calculation of its debt roll forward, which resulted in an understatement of accrued interest, current portion of long-term debt, convertible promissory notes – related party, and interest expense in prior periods. This adjustment corrects the interest expense to reflect the proper accrual based on outstanding debt balances. In addition, there was an adjustment to correct the amount of interest income earned on the WCC Bond.

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

11. Black-Scholes calculation adjustment

An acceptable valuation model, such as the Black-Scholes model was not utilized to determine the fair value of equity awards granted. Black-Scholes calculations have now been used to determine the fair value of the equity awards. This adjustment has been made to reflect the appropriate fair value of the equity awards.

12. Reclassification of operating expenses

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

13. Depreciation and amortization of mining rights

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

Refer to the financial statements included herein which present the impact of the restatement of the Company’s previously reported consolidated balance sheet, the statement of operations, statement of cashflow, and the consolidated stockholders’ deficit for the three and nine months ended September 30, 2024.

Balance Sheet as of September 30, 2024	As Reported	Adjustment	As Restated	Reference
Cash and cash equivalents	$840,330	$285,906	$1,126,236	1
Restricted cash - current	-	7,021,439	7,021,439	3
Restricted investments - current	-	4,500,000	4,500,000	2
Short-term investments	151,326	-	151,326	*
Due from related party	741,243	-	741,243	*
Interest receivables	85,991	-	85,991	*
Receivables	-	6,675	6,675	*
Inventories	2,029,812	(1,069,823)	959,989	4
Prepaid expenses and other current assets	1,866,001	(147,818)	1,718,183	5
Total current assets	5,714,703	10,596,379	16,311,082

Restricted cash	160,811,402	(156,469,008)	4,342,394	3
Restricted investments	4,500,000	145,232,440	149,732,440	3
Property and Equipment, net	17,489,780	(1,644,413)	15,845,367	6
Right-of-use assets, net	734,786	(3,298)	731,488	*
Right-of-use assets, net - related party	1,817,073	434	1,817,507	*
Finance – right-of-use asset, net – related party	19,533,801	(1)	19,533,800	*
Investment in other entities - Related Parties	1,719,308	1,489	1,720,797	*
Notes Receivable, net	280,000	-	280,000	*
Total assets	$212,600,853	$(2,285,978)	$210,314,875

Trade payables	$5,039,002	$3,676,326	$8,715,328	7
Non-trade payables	2,653,638	(4,180,954)	(1,527,316)	7
Accounts Payable - Related Party	5,711,005	(748,767)	4,962,238	7
Accrued expenses	-	127,827	127,827	8
Accrued litigation settlement	-	14,103,269	14,103,269	8
Accrued interest	514,844	(36,257)	478,587	*
Other current liabilities	147,055	(47,055)	100,000	*
Bond payable, current	-	43,611,370	43,611,370	3
Current portion of long term debt	804,656	1,335,672	2,140,328	9
Operating lease liabilities, current	87,898	375	88,273	*
Operating lease liabilities, current - related party	590,047	486	590,533	*
Finance lease - related party, current	1,437,985	(1,074,689)	363,296	10
Other financing obligations, current	7,620,971	681,295	8,302,266	10
Total current liabilities	24,607,101	57,448,898	82,055,999

Remediation liability	22,033,677	8	22,033,685	*
Bond payable, net	193,337,587	(43,611,364)	149,726,223	3
Convertible promissory note	-	-	-	*
Convertible promissory note - related party	894,172	486,556	1,380,728	9
Other financing obligations, net of current portion	4,405,239	(856,677)	3,548,562	*
Operating lease liabilities, non-current	703,899	(5,147)	698,752	*
Operating lease liabilities, non-current - related party	1,476,182	-	1,476,182	*
Finance lease - related party, non current	18,528,012	1,098,546	19,626,558	10
Total liabilities	$265,985,869	$14,560,820	$280,546,689

Common Stock	7,742	-	7,742	*
Additional paid-in capital	182,761,566	2,172,606	184,934,172	12
Accumulated deficit	(234,599,584)	(19,019,405)	(253,618,989)
Total stockholders’ equity	(51,830,276)	(16,846,799)	(68,677,075)
Non-controlling interest	(1,554,740)	1	(1,554,739)	*
Total deficit	(53,385,016)	(16,846,798)	(70,231,814)
Total liabilities and stockholders’ deficit	$212,600,853	$(2,285,978)	$210,314,875

Income Statement for the Three Months ended September 30, 2024	As Reported	Adjustment	As Restated	Reference
Coal sales	-	-	-
Metal Recovery and sales	154,055	(99,960)	54,095	*
Royalty Income	81,388	-	81,388	*
Service fee revenue	-	99,960	99,960	*
Total revenue	235,443	-	235,443
Cost of coal sales and processing	1,784,863	(1,347,293)	437,570	12
Accretion	248,295	(303)	247,992	*
Depreciation	584,083	(15,169)	568,914	*
Amortization of mining rights	302,103	5,867	307,970	*
General and administrative	3,936,598	1,596,688	5,533,286	12
Professional fees	682,525	(286,758)	395,767	12
Litigation expense	-	120,986	120,986	*
Production taxes and royalties	876,503	(875,248)	1,255	12
Development	78,809	652,787	731,596	12
Gain on sale of equipment	-	-	-	*
Total operating expenses	8,493,779	(148,443)	8,345,336

Net loss from operations	(8,258,336)	148,443	(8,109,893)

Earnings from equity method investees	(16,385)	(146,970)	(163,355)	*
Other income and (expense)	60,490	124,668	185,158	*
Interest income	3,054	144,615	147,669	12
Interest expense	(418,493)	(557,968)	(976,461)	12
Total other income (expenses)	(371,334)	(435,655)	(806,989)

Net loss	(8,629,670)	(287,212)	(8,916,882)
Non-controlling interest	(14,337)	29,802	15,465	*
Net loss attributable to AREC shareholders	$(8,644,007)	$(257,410)	$(8,901,417)

Income Statement for the Nine Months ended September 30, 2024	As Reported	Adjustment	As Restated		Reference
Coal Sales	-	-		-
Metal recovery and sales	187,502	(99,960)		87,542	*
Service fee revenue	-	99,960		99,960	*
Royalty income	146,055	-		146,055	*
Total revenue	333,557	-		333,557
Cost of coal sales and processing	2,982,638	(676,364)		2,306,274	12
Accretion	744,877	8		744,885	*
Depreciation	1,653,642	(14,643)		1,638,999	*
Amortization of mining rights	925,473	1,476		926,949	*
General and administrative	7,937,647	7,023,836		#########	12
Professional fees	1,823,917	(31,464)		1,792,453	*
Litigation expense	-	240,658		240,658	8
Production taxes and royalties	1,323,596	(1,299,355)		24,241	12
Development	2,996,583	(1,560,609)		1,435,974	12
Gain on sale of equipment	(400,000)	-		(400,000)	*
Total operating expenses	19,988,373	3,683,543		#########

Net loss from operations	(19,655,086)	(3,683,273)		#########

Earnings from equity method investees	(396,205)	1,490		(394,715)	*
Other income and (expense)	140,904	201,658		342,562
Interest income	110,916	887,741		998,657	9
Interest expense	(2,109,896)	(2,544,004)		(4,653,900)	9
Total other income (expenses)	(2,254,281)	(1,453,115)		(3,707,396)

Net loss	(21,909,367)	(5,136,388)		#########
Non-controlling interest	80,888	-		80,888	*
Net loss attributable to AREC shareholders	$(21,828,479)	$(5,136,388)	$	#########

	Common		(As reported)		(Restated)				(As reported)		(Restated)
	Stock		Additional		Additional	(As reported)		(Restated)	Non-		Non-	(As reported)		(Restated)
	Par Value Shares	Amount	Paid-inCapital	Adjustments	Paid-in Capital	Accumulated Deficit	Adjustments	Accumulated Deficit	controlling interest	Adjustments	controlling interest	Total Deficit	Adjustments	Total Deficit
Balance as of December 31, 2023 (1)	76,247,370	$7,627	$178,910,546	2,842,715	$181,753,261	$(178,694,329)	(46,598,004)	$(225,292,333)	(1,473,852)	-	(1,473,852)	$223,844	(45,229,141)	(45,005,297)
Exercise of cashless warrants	871,620	87	(87)	-	(87)	-	-	-	-	-	-	-	-	-
Exercise of common stock options	148,000	15	156,885	(3)	156,882	-	-	-	-	-	-	156,900	(3)	156,897
Issuance of common shares for consulting services	30,000	3	43,797	-	43,797	-	(43,797)	-	-	-	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	(14,560,000)	14,560,000	-	-	13,198,212	(1,361,788)	-	-	-	(14,560,000)	13,198,212	(1,361,788)
Stock compensation - options	-	-	560,393	425,739	986,132	-	(560,393)	-	-	-	-	560,393	425,739	986,132
Net loss	-	-	-	-	-	(6,225,932)	(715,430)	(6,941,362)	(79,760)	-	(79,760)	(6,225,932)	(795,190)	(7,021,122)
Balance as of March 31, 2024 (2)	77,296,990	$7,732	$165,111,534	17,828,451	$182,939,985	$(184,920,261)	(48,675,222)	$(233,595,483)	(1,553,612)	-	(1,553,612)	$(19,800,995)	(32,400,383)	(52,201,378)
Exercise of cashless warrants	30,799	3	32,336	-	32,336	-	-	-	-	-	-	32,339	-	32,339
Exercise of common stock options	-			-	-	-	-	-	-	-	-	-	-	-
Issuance of common shares for consulting services	72,500	7	99,768	-	99,768	-	-	-	-	-	-	99,775	-	99,775
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-			-			-	-	-	-	-	-		-
Stock compensation - options	-		874,080	82,736	956,816		-	-	-	-	-	874,080	82,736	956,816
Net loss	-			-		(8,644,007)	(2,478,081)	(11,122,088)	14,337	-	14,337	(8,644,007)	(2,463,744)	(11,107,751)
Balance as of June 30, 2024	77,400,289	$7,742	$166,117,718	17,911,187	$184,028,905	$(193,564,268)	(51,153,303)	$(244,717,571)	(1,539,275)	-	(1,539,275)	$(27,438,808)	(34,781,391)	(62,220,199)
Stock compensation - options	-	-	748,641	-	905,269	-	-	-		-		748,641	-	748,641
Net loss	-	-	-	-	-	(9,206,768)	-	(8,901,417)		-	(15,465)	(9,206,768)	-	(9,222,233)
Balance as of September 30, 2024	77,400,289	7,742	166,866,359	17,911,187	184,934,174	(202,771,036)	(51,153,303)	(253,618,988)	(1,539,275)	-	(1,554,740)	(35,896,935)		(70,231,812)

(1)	As restated in the 2024 Form 10-K
(2)	As restated in the Form 10-Q for the quarter ended March 31, 2025

Statement of Cash flows for the nine months ended September 30, 2024	As Reported	Adjustment	As Restated	Reference
Cash Flows from Operating activities:
Net loss	$(21,909,637)	$(5,136,118)	$(27,045,755)
Depreciation expense	1,653,642	(14,643)	1,638,999	13
Amortization of mining rights	925,473	1,476	926,949	13
Accretion expense	744,877	8	744,885	*
Amortization of right-to-use assets	525,592	(525,592)	-	*
Amortization of finance right-to-use assets - related party	-	252,594	252,594	*
Amortization of issuance costs and debt discount	83,225	-	83,225	*
Investment in other entities - Related Parties, net	396,204	(1,490)	394,714	*
Allowance for losses on note receivable	-	99,022	99,022	*
Gain on sale of equipment	(400,000)	-	(400,000)	*
Noncash stock based compensation expense	2,511,894	336,321	2,848,215	11
Issuance of common shares for services	143,575	-	143,575	*
Unrealized gain on short-term investments	4,973	-	4,973	*

Receivables	-	(85,991)	(85,991)	*
Interest receivable	(85,991)	85,991	-	*
Inventories	(1,975,812)	1,145,814	(829,998)	4
Prepaid expenses and other current assets	1,650	9,818	11,468	*
Accounts payable	(1,609,584)	4,475,549	2,865,965	7
Accrued interest	46,710	(53,554)	(6,844)	*
Accrued expenses	-	(183,568)	(183,568)	*
Accounts payable related party	2,318,696	(1,787,562)	531,134	7
Due from related party	-	-	-	*
Accrued interest on finance lease liability - related party	-	89,999	89,999	*
Operating lease assets and liabilities, net	5,375	(1,475)	3,900	*
Operating lease assets and liabilities, net - related party	428,761	183,744	612,505	7
Deferred finance lease payments	-	(249,835)	(249,835)
Other Liabilities	47,055	(47,055)	-	*
Cash used in operating activities	(16,143,322)	(1,406,547)	(17,549,869)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	166,229	2,081,135	2,247,364	6
Restricted investments purchased	-	(149,732,440)	(149,732,440)	3
Restricted investments sold	-	(6,673)	(6,673)	*
Proceeds from sale of equipment	400,000	-	400,000	*
Proceeds from short-term investments, net	1,191,608	-	1,191,608	*
Cash (used in) provided by investing activities	1,757,837	(147,657,978)	(145,900,141)

Cash Flows from Financing activities:
Proceeds from warrant conversions	32,339	(32,339)	-	*
Proceeds from convertible promissory note - related party	894,172	-	894,172	*
Proceeds from long term debt	-	-	-	*
Proceeds from tax exempt bonds, net	149,719,203	5	149,719,208	*
Proceeds from the exercise of stock options and warrants	156,900	32,336	189,236	*
Proceeds received from other financing obligations	95,592	(95,592)	-	*
Repayments of other financing obligation	(5,561,918)	(175,381)	(5,737,299)	10
Cash provided by financing activities	145,336,288	(270,971)	145,065,317

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

The following table sets forth the total of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets.

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$2,081,780	$604,485
Restricted Cash	4,618,695	3,508,338
Total cash and restricted cash presented in the consolidated statement of cash flows	$6,700,475	$4,113,329

Restricted Investments: Consist of U.S. government securities, corporate fixed income, and U.S. government securities that are held in trusts related to the Tax-Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of September 30, 2025 and December 31, 2024. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in the current period earnings or loss, except for those amounts that are directly attributable to project funding activities, which are capitalized to construction in progress as part of the cost of the related asset.

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

There was no impairment loss recognized during the periods ending September 30, 2025 and 2024. Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

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

The table below reflects the changes to our ARO for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30,2024
Beginning Balance	$22,279,905	$21,288,800
Accretion	743,631	744,885
Ending Balance	$23,023,536	$22,033,685

Accretion expense amounted to $247,877 and $247,992 for the three months ending September 30, 2025 and 2024, respectively. Accretion expense amounted to $743,631 and $744,885 for the nine months ending September 30, 2025 and 2024, respectively.

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

Management believes that the Company’s income tax filing positions will be sustained on audit or any potential audit adjustments would be offset by the utilization of the Company’s unrecognized net operating loss carryforwards. Therefore, no reserve for uncertain income tax positions has been recorded. The Company’s policy for recording interest and penalties, if any, associated with income tax examinations will be to record such items as a component of income taxes.

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

Note 3 presents the Company’s financial assets or liabilities measured at fair value as of September 30, 2025 and December 31, 2024. The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value at September 30, 2025 and December 31, 2024 due to their short-term nature.

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

The allowance for notes receivable was $0 and $99,022 as of September 30, 2025 and December 31, 2024, respectively. The note receivables have collateral in certain mining permits which are strategic to our subsidiary, Knott County Coal (KCC). The timing of payment on the note is uncertain resulting in a full allowance for the note.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 - Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity’s overall performance and assess potential future cash flows through improved reportable segment disclosure requirements. The amendments enhance disclosures about significant segment expenses, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023. The Company adopted ASU No. 2023-07 on December 31, 2024. The adoption of the standard did not result in any significant disclosure changes in the Notes to the Consolidated Financial Statements.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

As of September 30, 2025 and December 31, 2024, property and equipment were comprised of the following:

	September 30,	December 31,
	2025	2024
Surface	$2,583,400	$2,583,400
Underground	8,625,574	8,625,574
Processing/Loadout	12,114,676	12,081,045
Coal Refuse Storage	12,134,192	12,134,192
Building	54,202	54,202
Land	1,617,435	1,617,435
Acquired Mining Rights	484,907	484,907
Rare Earth Processing	446,328	304,962
Leasehold improvements	5,394	-
Resin	2,800	-
General	67,560	-
Lab Equipment	709,536
Construction in Progress	4,092,135	5,317,450
	42,938,138	43,203,167
Less accumulated depreciation and amortization	(27,364,032)	(24,906,690)
Property and equipment, net	15,574,106	18,296,477

Depreciation expense amounted to $516,373 and $568,914 for three months ended September 30, 2025 and September 30, 2024, respectively. Depreciation expense amounted to $1,541,860 and $1,638,999 for nine months ended September 30, 2025 and September 30, 2024, respectively. Amortization of mining rights amounted to $303,917 and $307,970 for three months ending September 30, 2025 and 2024, respectively. Amortization of mining rights amounted to $911,753 and 926,949 for nine months ending September 30, 2025 and 2024, respectively.

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

The Company’s investments in securities consisting of fixed income funds are as follows:

		Gross Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

September 30, 2025	$149,519,045	$3,155,418	$-	$-	$152,674,463
December 31, 2024	$151,100,796	$5,243,131	$(3,031)	$-	$156,340,896

The fair value of investments held as of September 30, 2025 consist of approximately $347,000 in U.S. Treasuries, and $4,500,000 in a bank certificate of deposit. The fair value of investments held as of December 31, 2024 consist of approximately $151,253,000 in U.S. Treasuries, $4,500,000 in a bank certificate of deposit and $587,000 in fixed income funds. There were no investments with unrealized losses that have been owned for more than or less than a year. There were no investments with unrealized losses that have been owned for more than or less than a year.

The debt securities outstanding as of September 30, 2025 have a maturity date of May 31, 2038.

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

The Company has not made any payments on the related party finance or operating leases as of September 30, 2025, and the unpaid balance, of $1.9 million, has been added back into the current portion of operating and finance lease liabilities.

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Expense Classification	2025	2024	2025	2024
Operating lease expense:
Amortization of ROU asset	General and administrative	$64,418	$112,098	$186,491	$204,570
Accretion of operating lease liability	General and administrative	56,577	47,146	279,199	140,448
Total operating lease expense		$120,995	$159,244	$465,690	$345,018

Finance lease expense:
Amortization of ROU asset	General and administrative	$126,296	$126,296	$378,888	$252,592
Interest on lease liabilities	Interest expense	453,340	445,222	1,357,059	888,463
Total finance lease expense		$579,636	$571,518	$1,735,947	$1,141,056

Other information related to leases is as follows:

	As of September 30,	As of December 31,
Operating leases:	2025	2024
Weighted-average remaining lease term:
Operating leases (in years)	4.00	4.61
Weighted-average discount rate:
Operating leases	9.78%	10%
Finance lease:
Finance lease (in years)	37.65	38.39
Weighted-average discount rate:
Finance lease	9%	9%

The future minimum lease payments required under leases as of September 30, 2025 were as follows:

	Operating	Finance
Fiscal Year	Leases	Leases	Total
2025	$1,045,841	$1,446,731	$2,492,572
2026	693,104	1,482,300	2,175,404
2027	704,330	1,518,757	2,223,087
2028	709,921	1,556,126	2,266,047
2029	140,766	1,594,429	1,735,195
Thereafter	244,569	82,289,140	82,533,709
Discounted cash flows	3,538,532	89,887,483	93,426,015
Less imputed interest	(487,793)	(68,473,051)	(68,960,844)
Present value of lease liabilities	$3,050,739	21,414,432	$24,465,171

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective January 1, 2022, the Company amended a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The amended contract terms state that service costs are passed through to the Company with a 12.5% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. For the nine months ended September 30, 2025 and 2024, the amounts incurred under the agreement amounted to $764,542 and $4,216,528, respectively. The amount paid for the nine months ended September 30, 2025 and 2024 amounted to $893,995 and $4,966,536, respectively. As of September 30, 2025 and December 31, 2024, the amount due under the agreement amounted to $1,554,159 and $1,683,612, respectively. These project management services were all payable as of September 30, 2025 and 2024.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of September 30, 2025 and December 31, 2024, there is no market for the LBX Token and therefore no value has been assigned.

On June 11, 2020 the Company purchased $1,494,570 of secured debt including accrued interest that had been owed to Samuel Coal Holding Corp., by its operating subsidiary, Samuel Coal Corp. As a result of the transaction, the Company became the creditor on the four notes. The notes are in default and have been fully impaired due to collectability uncertainty as of December 31, 2022.

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, Land Resources & Royalties, LLC (“LRR”), owned by members of the Company’s management. LRR leases various parcels of land to AIC and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683. The note bears no interest and is due in 2026. As of September 30, 2025 and December 31, 2024, amounts owed to LRR totaled $0 and $0, respectively.

The Company was the sponsor of American Opportunity Ventures LLC (“AMAO”) a blank check company organized on January 20, 2021 and effectuated its business combination with Royalty Management Corporation (“RMCO”) on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation. The Company provided AMAO with money as needed for working capital needs. The advances from the Company are non-interest bearing and payable upon demand by the Company. No cash advances were made as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company had a balance of $741,243 due from RMCO.

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

On January 22, 2025 and March 4, 2025 the Company entered into an agreement to settle outstanding accounts payable to Land Betterment Corp. of $332,500 and $1,063,040, respectively through the issuance of equity. As a result, the liability was extinguished and reclassified to additional paid-in capital. The transaction was accounted for as a non-cash financing activity and is reflected as such in the statement of cash flows for the nine months ended September 30, 2025.

On February 28, 2025, the Company entered into an agreement to settle outstanding accounts payable to LRR of $84,807 through the issuance of equity. As a result, the liability was extinguished and reclassified to additional paid-in capital. The transaction was accounted for as a non-cash financing activity and is reflected as such in the statement of cash flows for the nine months ended September 30, 2025.

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

Royalty Management Co.

During January 2021, the company invested $2,250,000 for 50% ownership and became the managing member of American Opportunity Venture, LLC. (AOV) It has been determined that AOV is a variable interest entity and that the Company is the primary beneficiary, therefore AOV has been consolidated into the Company’s financial statement. As such, AOV’s sole investment in Royalty Management Co (RMCO) will be accounted for using the equity method of accounting. The sole investment was initially in American Acquisition Opportunity Inc (AMAO) a SPAC that closed its reverse merger with RMCO effective October 31, 2023. The Company recognizes the earnings or losses on a three-month lag to ensure consistency and timely filling of the Company’s financial statements. As of September 30, 2025 and December 31, 2024 the Company held 3,076,500 shares of Class A common stock in RMCO.

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

As of September 30, 2025 and December 31, 2024, the carrying value of the investment was $0.

FUB Mineral LLC

On October 1, 2021, the Company contributed $250,000 for 23% ownership of FUB Mineral LLC (FUB). Simultaneously the Company issued a promissory note to FUB for $350,000 that was fully repaid as of April 15, 2022. On February 2, 2022, the Company issued a new promissory note for $535,000 to FUB with an interest rate of 10% and maturity date of February 1, 2023, which has been extended by the Company through the end of August 2024. As of September 30, 2025 and December 31, 2024, the Company had a note receivable balance of $0.

Advanced Magnet Lab, Inc

On December 21, 2022 the Company issued a convertible promissory note to Advanced Magnet, Inc. (“AML”) for $280,000 with a 10% interest rate that compounds monthly. The Company’s Chief Executive Officer is the director of AML. The convertible promissory note may be prepaid at any time. The Company has the option to convert the principal amounts of the convertible promissory note at a share price of $1.50 per share. The Company has not recorded any interest income related to this note due to the income deemed not probable and has held the investment at cost, which the Company expects to receive common stock upon conversion for the value of the principal balance. As of September 30, 2025 and December 31, 2024, the Company had a note receivable balance, net of allowance of $0 and $280,000, respectively.

NOTE 7 – DEBT

Current portion of long-term debt

On September 25, 2017, the Company entered into an equipment purchase agreement, which carries 0% interest with an unaffiliated entity (“September 2017 Note”) to purchase certain underground mining equipment for $350,000. Monthly payments of $20,000 were required until paid in full. The note matured on September 25, 2019 and is secured by the equipment. As of September 30, 2025 and December 31, 2024, the note is in default with a principal balance of $181,736.

On June 3, 2022, the Company issued a $2,500,000 promissory note (“June 2022 Note”) at 5% interest, maturing May 27, 2023. As of September 30, 2025 and December 31, 2024, the loan was in default. As of September 30, 2025 and December 31, 2024, the principal balance was $1,138,005 and $1,082,728 and the accrued interest balance was $315,149 and $259,872, respectively. For the three months ended September 30, 2025 and 2024, the interest expense was $28,688 and $25,969 respectively. For the nine months ended September 30, 2025 and 2024, the interest expense was $83,965 and $76,006 respectively.

On April 7, 2023, the Company issued a $1,381,250 promissory note (“April 2023 Note”) at 0% interest, maturing March 31, 2024. As of September 30, 2025 and December 31, 2024, the loan was in default. As of September 30, 2025 and December 31, 2024, the principal balance was $498,736 and the accrued interest balance was $0. For the nine months ended September 30, 2025 and 2024, the interest expense was $0.

		September 30, 2025			December 31, 2024
	Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

September 2017 Note	9/25/2019	$181,736	$181,736	-	$181,736	$181,736	$-
January 2018 Note	12/25/2020	-	-	-	-	-	-
June 2022 Note	5/27/2023	$1,138,005	$822,856	$315,149	$1,082,728	$822,856	$259,872
April 2022 Note	3/31/2023	-	-	-	-	-	-
April 2023 Note	3/31/2024	$498,736	$498,736	-	$1,072,736	$1,072,736	$-
August 2025 Note	8/1/2027	$485,845	$482,643	$3,203
September 2025 Note	9/1/2027	$484,177	$482,643	$1,534
		$2,788,500	$2,468,614	$319,886	$2,337,201	$2,077,328	$259,872

* - Total Outstanding = Principal + Interest as of September 30, 2025 and December 31, 2024

Bonds payable, net

On May 31, 2023, the West Virginia Economic Development Authority (“Issuer”) issued $45 million in Solid Waste Disposal Facility Revenue Bonds, Series 2023 (“2023 Tax Exempt Bonds”) under an Indenture of Trust dated June 8, 2023 with UMB Bank N.A. (“Trustee”). The bonds are payable solely from Company payments under a Loan Agreement, evidenced by a Note to the Trustee. Proceeds financed acquisition, construction, and equipping of solid waste facilities in Wyoming County, WV, plus capitalized interest and issuance costs.

The bonds bear 9% interest and mature June 8, 2038.

They are redeemable:

(i) at the Issuer’s option, per Company direction, starting June 1, 2030—at 103% through May 31, 2031; 102% through May 31, 2032; 101% through May 31, 2033; and 100% from June 1, 2033 onward, plus accrued interest;

(ii) at par plus accrued interest from excess proceeds, as detailed in the Indenture.

Company obligations under the Loan Agreement are:

(i) secured by first priority liens on most real property and assets (excluding accounts receivable and inventory), subject to exceptions and permitted liens;

(ii) jointly and severally guaranteed by Subsidiary Guarantors, subject to exceptions.nThe Loan Agreement includes affirmative covenants: maintaining bond rating, proper records, adding guarantors when required, insurance procurement, and preserving legal existence and rights. Negative covenants restrict collateral release, mergers, asset dispositions, and actions risking tax-exempt status.

Events of default include: nonpayment (with cure periods), bankruptcy, material misrepresentations, and cross-defaults to the Indenture, guaranty, or related documents.

As of September 30, 2025 and December 31, 2024, the Company was not in compliance with certain bond provisions, constituting an event of default. The bonds are classified as current liabilities.

On March 28, 2024, the Company closed a Bond Purchase Agreement with Hilltop Securities Inc. (“Underwriter”) and Knott County, KY (“Issuer”) for $150 million in Industrial Building Revenue Bonds (Solid Waste Project), Series 2024 (“Bonds”). Proceeds will fund ReElement’s Kentucky Lithium refining facility, designed for 15,000 metric tons/year of battery-grade lithium carbonate and/or hydroxide. Bonds were sold to “Qualified Institutional Buyers” under Rule 144A or “Accredited Investors” under Regulation D of the 1933 Act.

These bonds bear 4% interest and mature March 28, 2044.

The Company accounts for investment income and interest expenses related to the tax-exempt bonds that are restricted for payment of project costs by capitalizing the net amount each period related to qualifying expenditures to construction in progress per ASC 835-20-30-11.

The outstanding net balance on the bonds was $193,453,241 and $193,366,505 as of September 30, 2025 December 31, 2024 respectively.

	September 30,	December 31,
	2025	2024
Tax Exempt Bonds ($45 million face value)	$45,000,000	$45,000,000
Tax Exempt Bonds ($150 million face value)	150,000,000	150,000,000
Debt issuance costs and debt discount	(1,546,759)	(1,633,495)
Bonds payable	193,453,241	193,366,505
Less: current portion	43,712,978	43,636,752
Bonds payable, net	$149,740,263	$149,729,753

Convertible Promissory Notes

From October 2024 through September 2025, ReElement issued forty-nine convertible promissory notes (“Notes B-SS”) to unaffiliated investors. These notes mature between October and September of 2027 and bear 12.0% annual interest, compounded annually. In the event of default, the outstanding principal and accrued interest bear 13.5% annual interest, compounded annually, until paid or cured. Unless converted, all principal and accrued interest are due on the Maturity Date. Notes B-SS are convertible into ReElement common stock at the holder’s election, based on a fully diluted valuation of $150,000,000.

As of September 30, 2025 and December 31, 2024, Notes B-SS had an outstanding principal balance of $6,954,956 and $500,250, respectively, and accrued interest of $172,780 and $17,678, respectively.

The following tables reflects a summary of the outstanding principal and accrued interest by each lender and their respective maturity date as of September 30, 2025 and December 31, 2024:

			September 30, 2025			December 31, 2024
Loan Number		Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

RET001	Note A	2/16/2027	$159,295	$142,471	16,824	$155,327	$142,471	$12,856
RET002	Note A	2/20/2027	22,474	20,122	2,352	21,914	20,122	1,792
RET003	Note A	3/5/2027	-	-	1,546	14,887	13,722	1,165
RET004	Note A	3/18/2027	22,008	19,850	2,158	21,460	19,850	1,610
RET005	Note A	4/15/2027	19,590	17,789	1,801	19,102	17,789	1,313
RET006	Note A	6/20/2027	-	-	19,867	258,384	245,133	13,251
RET007	Note A	8/1/2027	228,503	213,818	14,685	222,811	213,818	8,993
RET008	Note A	8/22/2027	234,531	220,708	13,823	228,689	220,708	7,981
RET009	Note A	10/11/2027	470,447	448,769	21,678	458,728	448,769	9,959
RET010	Note A	12/27/2027	275,675	268,513	7,161	268,808	268,513	294
RET010	Note B	10/29/2026	270,589	250,000	20,589	260,356	250,000	10,356
RET-011	Note C	11/21/2026	107,992	100,520	7,472	101,842	100,520	1,322
RET-012	Note D	11/19/2026	59,000	50,000	9,000	56,000	50,000	6,000
RET-014	Note E	12/30/2026	117,951	100,000	17,951	100,000	100,000	-
RET-013	Note F	1/16/2027	52,750	50,000	2,750	-	-	-
RET-015	Note G	2/5/2027	105,000	100,000	5,000	-	-	-
RET-016	Note H	1/6/2027	105,750	100,000	5,750	-	-	-
RET-017	Note I	2/24/2027	104,000	100,000	4,000	-	-	-
RET-018	Note H	2/28/2027	52,000	50,000	2,000	-	-	-
RET-019	Note J	3/3/2027	52,000	50,000	2,000	-	-	-
RET-020	Note K	3/11/2027	1,035,000	1,000,000	35,000	-	-	-
RET 021	Note L	4/3/2027	206,000	200,000	6,000	-	-	-
RET 022	Note M	4/3/2027	102,967	100,000	2,967	-	-	-
RET 023	Note N	4/7/2027	154,500	150,000	4,500	-	-	-
RET 024	Note O	4/8/2027	309,000	300,000	9,000	-	-	-
RET 025	Note P	4/9/2027	515,000	500,000	15,000	-	-	-
RET 026	Note Q	4/10/2027	154,500	150,000	4,500	-	-	-
RET 027	Note H	4/16/2027	51,250	50,000	1,250	-	-	-
RET 028	Note R	4/17/2025	82,000	80,000	2,000	-	-	-
RET 029	Note S	4/18/2027	512,500	500,000	12,500	-	-	-
RET 030	Note T	4/22/2027	25,625	25,000	625	-	-	-
RET 031	Note U	5/13/2027	50,750	50,000	750	-	-	-
RET 032	Note V	5/15/2027	50,750	50,000	750	-	-	-
RET 033	Note V	5/15/2027	25,375	25,000	375	-	-	-
RET 034	Note V	5/15/2027	25,375	25,000	375	-	-	-
RET 035	Note W	5/15/2027	100,451	100,000	451	-	-	-
RET 036	Note W	5/15/2027	50,225	50,000	225	-	-	-
RET 037	Note X	6/20/2027	100,000	100,000	-	-	-	-
RET 038	Note Y	6/19/2027	3,763	3,763	-	-	-	-
RET 039	Note Z	7/8/2027	75,000	75,000	-	-	-	-
RET 040	Note AA	7/1/2027	7,714	7,714	-	-	-	-
RET 041	Note BB	8/18/2027	100,000	100,000	-	-	-	-
RET 042	Note CC	8/13/2027	50,000	50,000	-	-	-	-
RET 043	Note DD	8/5/2027	3,763	3,763	-	-	-	-
RET 044	Note EE	8/11/2027	23,934	23,934	-	-	-	-
RET 045	Note FF	8/12/2027	50,000	50,000	-	-	-	-
RET 046	Note GG	8/22/2027	350,000	350,000	-	-	-	-
RET 047	Note HH	8/27/2027	100,000	100,000	-	-	-	-
RET 048	Note II	9/2/2027	500,000	500,000	-	-	-	-
RET 049	Note JJ	9/10/2027	150,000	150,000	-	-	-	-
RET 050	Note KK	9/18/2027	3,860	3,860	-	-	-	-
RET 051	Note LL	9/18/2027	100,000	100,000	-	-	-	-
RET 052	Note MM	9/25/2027	200,000	200,000	-	-	-	-
RET 053	Note NN	9/18/2027	50,000	50,000	-	-	-	-
RET 054	Note OO	9/30/2026	150,000	150,000	-	-	-	-
RET 055	Note PP	9/30/2026	300,000	300,000	-	-	-	-
RET 056	Note QQ	9/30/2026	25,000	25,000	-	-	-	-
RET 057	Note RR	9/30/2026	200,000	200,000	-	-	-	-
RET 058	Note SS	9/30/2026	50,000	50,000	-	-	-	-
			$8,536,325	$8,250,595	$274,673	$2,188,307	$2,111,416	$76,891

** - Total Outstanding = Principal + Interest as of September 30, 2025 and December 31, 2024

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

As of September 30, 2025 and December 31, 2024, Note A had an outstanding principal balance of $1,432,522 and $1,611,166, respectively, and accrued interest of $101,893 and $59,213, respectively.

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

Total stock-based compensation expense for grants to officers, employees and consultants was $716,463 and $956,816 for the three months ended September 30, 2025, and 2024, respectively, which was charged to general and administrative expense. Total stock-based compensation expense for grants to officers, employees and consultants was $1,827,275 and $1,942,945 for the nine months ended September 30, 2025, and 2024, respectively, which was charged to general and administrative expense.

As of September 30, 2025, the company has $4,281,018 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately five years.

During the three months ended September 30, 2025, employees exercised 880,000 stock options through a cashless exercise arrangement. Under this method, a portion of the exercised shares was withheld to cover the exercise cost, resulting in the net issuance of shares to employees. The total number of options granted during the year was 314,000.

		Weighted	Weighted Average	Aggregate
	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - December 31, 2023	10,149,770	$1.57	5.39	$5,683,871
Granted	1,025,000	$0.90	7.30	$-
Outstanding – September 30, 2024	11,174,770	$1.54	4.73	$5,715,434
Exercisable (Vested) - September 30, 2024	5,455,207	$0.87	3.95

		Weighted	Weighted Average	Aggregate
	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - December 31, 2024	11,271,770	$1.49	4.83	$5,410,450
Forfeited or Expired	(100,000)	$1.74	-	$-
Exercised	(1,108,482)	$0.87	-	$-
Outstanding - September 30, 2025	10,063,288	$1.50	4.47	$5,023,856
Exercisable (Vested) - September 30, 2025	5,554,724	$0.87	3.1

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

The Company also has a number of unpaid legal judgments for amounts that plaintiffs claim are due for services or goods provided to the Company that are accrued and total approximately $5,295,862 and $3,400,000 as of September 30, 2025 and December 31, 2024, respectively, related to unpaid legal judgments. These amounts primarily represent finalized judgments and settlements rendered by courts or arbitration panels for services or goods previously provided to the Company for which payment has not yet been made.

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

The table below presents information about reported segments for the three and nine months ending:

Nine Months Ended
September 30, 2025
($ in thousands)	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenues	$-	$-	$95,349	$-	$95,349
Gross margin	(239,452)	(85,713)	(61,972)	-	(387,137)
Operating income (loss)	$(5,195,865)	$(7,293,422)	$(4,094,237)	$(373,878)	$(16,957,402)

Three Months Ended
September 30, 2025
($ in thousands)	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenues	$-	$-	$50,165	$-	$50,165
Gross margin	-	(340)	6,145	-	5,805
Operating income (loss)	$(1,296,103)	$(2,400,849)	$(1,389,085)	$(124,209)	$(5,210,246)

Nine Months Ended
September 30, 2024
($ in thousands)	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenues	$7,147	$173,155	$153,255	$-	$333,557
Gross margin	(393,364)	(1,567,690)	(11,663)	-	(1,972,717)
Operating income (loss)	$(11,382,852)	$(7,977,465)	$(5,618,555)	$(249,209)	$(25,228,081)

Three Months Ended
September 30, 2024
($ in thousands)	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenues	$7,147	$81,388	$146,908	$-	$235,443
Gross margin	(357,433)	40,217	115,089	-	(202,127)
Operating income (loss)	$(5,349,229)	$(1,871,268)	$(2,654,909)	$(124,210)	$(9,999,616)

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss) before income taxes, for the three months ended September 30, 2025 and 2024, is as follows:

	For the Three Months Ended
	September 30, 2025
	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenue
Coal sales	$-	$-	$-	$-	$-
Metal recovery and sales	-	-	-	-	-
Service fee revenue	-	-	(50,000)	-	(50,000)
Rare Earth Oxide Revenue	-	-	(165)	-	(165)
Royalty income	-	-	-	-	-
Total revenue	$-	$-	$(50,165)	$-	$(50,165)
Operating expenses (income)
Cost of coal sales and processing	-	(340)	(44,020)	-	(44,360)
Accretion	-	(247,877)	-	-	(247,877)
Depreciation	(30,981)	(454,009)	(31,383)	-	(516,373)
Amortization of mining rights	-	(303,917)	-	-	(303,917)
General and administrative	(133,235)	(1,257,441)	(1,021,166)	(124,209)	(2,536,051)
Professional fees	(122,970)	(130,799)	(9,204)	-	(262,973)
Litigation expense	(60,493)	-	-	-	(60,493)
Production taxes and royalties	(1,110)	(6,468)	5,354	-	(2,224)
Development	(46,621)	4	(338,832)	-	(385,450)
Total operating expenses	(395,410)	(2,400,847)	(1,439,251)	(124,209)	(4,359,718)

Segment operating loss	(395,410)	(2,400,847)	(1,389,086)	(124,209)	(4,309,553)

Reconciliation to net loss:
Other income (expense)
Earnings from equity method investees	(22,966)	-	-	-	(22,966)
Other income and (expense)	-	-	-	-	-
Interest income	9,932	-	-	-	9,932
Interest expense	(1,782,230)	(47,995)	(149,986)	-	(1,980,211)
Net loss	(2,190,674)	(2,448,842)	(1,539,072)	(124,209)	(6,302,798)

	For the Nine Months Ended
	September 30, 2025
	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenue
Coal sales	$-	$-	$-	$-	$-
Metal recovery and sales	-	-	(2,996)	-	(2,996)
Service fee revenue	-	-	(90,605)	-	(90,605)
Rare Earth Oxide Revenue	-	-	(1,748)	-	(1,748)
Royalty income	-	-	-	-	-
Total revenue	$-	$-	$(95,349)	$-	$(95,349)

Operating expenses (income)
Cost of coal sales and processing	(239,452)	(85,713)	(157,321)	-	(482,486)
Accretion	-	(743,631)	-	-	(743,631)
Depreciation	(91,934)	(1,367,751)	(82,175)	-	(1,541,860)
Amortization of mining rights	-	(911,753)	-	-	(911,753)
General and administrative	(3,025,534)	(3,806,371)	(2,844,227)	(372,628)	(10,048,760)
Professional fees	(662,677)	(360,366)	(171,939)	(1,250)	(1,196,232)
Litigation expense	(179,507)	-	-	-	(179,507)
Production taxes and royalties	(3,761)	(17,837)	15,481	-	(6,117)
Development	(92,306)	-	(949,405)	-	(1,041,711)
Total operating expenses	(4,295,171)	(7,293,422)	(4,189,586)	(373,878)	(16,152,057)

Segment operating loss	(4,295,171)	(7,293,422)	(4,094,237)	(373,878)	(16,056,708)

Reconciliation to net loss:
Other income (expense)
Earnings from equity method investees	(56,798)	-	-	-	(56,798)
Other income and (expense)	166,825	67,831	32,308	-	266,964
Interest income	21,356	1	(1)	-	21,356
Interest expense	(2,523,263)	(2,879,705)	(392,675)	-	(5,795,643)
Net loss	(6,687,051)	(10,105,295)	(4,454,605)	(373,878)	(21,620,829)

	For the Three Months Ended
	September 30, 2024
	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenue
Coal sales	$-	-	-	-	-
Metal recovery and sales	(7,147)	-	(46,948)	-	(54,095)
Service fee revenue	-	-	(99,960)	-	(99,960)
Royalty income	-	(81,388)	-	-	(81,388)
Total revenue	$(7,147)	$(81,388)	$(146,908)	$-	$(235,443)
Operating expenses (income)
Cost of coal sales and processing	(364,580)	(41,171)	(31,819)	-	(437,570)
Accretion	-	(247,992)	-	-	(247,992)
Depreciation	(637)	810,475	(1,378,752)	-	(568,914)
Amortization of mining rights	-	-	(307,970)	-	(307,970)
General and administrative	(2,477,775)	(2,305,991)	(625,310)	(124,210)	(5,533,286)
Professional fees	(362,214)	(29,076)	(4,477)	-	(395,767)
Litigation expense	(120,986)	-	-	-	(120,986)
Production taxes and royalties	(1,391)	(3,436)	3,572	-	(1,255)
Development	(139,071)	(135,465)	(457,061)	-	(731,597)
Gain on sale of equipment	-	-	-	-	-
Total operating expenses	(3,466,654)	(1,952,656)	(2,801,817)	(124,210)	(8,345,337)

Segment operating loss	(3,459,507)	(1,871,268)	(2,654,909)	(124,210)	(8,109,894)

Reconciliation to net loss:
Other income (expense)
Earnings from equity method investees	(28,673)	-	(134,682)	-	(163,355)
Other income and (expense)	185,159	-	-	-	185,159
Interest income	8,821	138,848	-	-	147,669
Interest expense	(406,774)	(69,162)	(500,525)	-	(976,461)
Net loss	(3,700,974)	(1,801,582)	(3,290,116)	(124,210)	(8,916,882)

	For the Nine Months Ended
	September 30, 2024
	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenue
Coal sales	$-	-	-	-	-
Metal recovery and sales	(7,147)	(27,100)	(53,295)	-	(87,542)
Service fee revenue			(99,960)		(99,960)
Royalty income	-	(146,055)	-	-	(146,055)
Total revenue	$(7,147)	$(173,155)	$(153,255)	$-	$(333,557)
Operating expenses (income)
Cost of coal sales and processing	(400,511)	(1,740,845)	(164,918)	-	(2,306,274)
Accretion	-	(744,885)	-	-	(744,885)
Depreciation	(520,082)	810,475	(1,929,392)	-	(1,638,999)
Amortization of mining rights	(311,685)	-	(615,264)	-	(926,949)
General and administrative	(6,782,931)	(5,679,095)	(2,250,248)	(249,209)	(14,961,483)
Professional fees	(951,773)	(667,822)	(172,858)	-	(1,792,453)
Litigation expense	(240,658)	-	-	-	(240,658)
Production taxes and royalties	(6,185)	(23,752)	5,696	-	(24,241)
Development	(286,452)	(504,696)	(644,826)	-	(1,435,974)
Gain on sale of equipment	-	400,000	-	-	400,000
Total operating expenses	(9,500,277)	(8,150,620)	(5,771,810)	(249,209)	(23,671,916)

Segment operating loss	(9,493,130)	(7,977,465)	(5,618,555)	(249,209)	(23,338,359)

Reconciliation to net loss:
Other income (expense)
Earnings from equity method investees	(158,023)	-	(236,692)	-	(394,715)
Other income and (expense)	231,151	111,411		-	342,562
Interest income	78,791	919,866	-	-	998,657
Interest expense	(1,183,764)	(2,478,314)	(991,822)	-	(4,653,900)
Net loss	(10,524,975)	(9,424,502)	(6,847,069)	(249,209)	(27,045,755)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation and amortization is included with various other costs in an overhead allocation to each segment. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Total assets, by segment were as follows:

	September 30,	December 31,
($ in thousands)	2025	2024
Corporate	$8,294,562	$12,640,090
American Infrastructure	26,374,367	23,139,779
ReElements	646,042	411,967
American Metals	1,392,124	1,736,326
Consolidated	$36,707,095	$37,928,162

NOTE 11 - SUBSEQUENT EVENTS

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

Mines:

The Wayland Surface Mine is a surface waste-rock reprocessing mine in a variety of coal seams (primarily the Upper Elkhorn 1 coal seam) located near Wayland, Kentucky. When operating, coal is mined via area mining through the reprocessing of previously processed coal, and the coal is trucked approximately 22 miles to the Mill Creek Preparation Plant at Deane Mining, where it is processed and sold. The mine has an estimated capacity to produce up to approximately 15,000 tons per month of coal and started production in mid-2018 with nominal coal extracted and sold as thermal coal. Since 2022, mining operations have been idle due to the company’s focus on the metallurgical and industrial markets and adverse market conditions.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Revenue
Coal sales	$-	$-	$-	$-	$-	$-
Metal recovery and sales	-	54,095	(54,095)	2,996	87,542	(84,546)
Service Fee Revenue	50,000	99,960	(49,960)	90,605	99,960	(9,355)
Rare Earth Oxide Revenue	165	81,388	(81,223)	1,748	-	1,748
Royalty income	-	-	-	-	146,055	(146,055)
Total revenue	50,165	235,443	(185,278)	95,349	333,557	(238,208)

Operating expenses (income)
Cost of coal sales and processing	44,360	437,570	(393,210)	482,486	2,306,274	(1,823,788)
Accretion	247,877	247,992	(115)	743,631	744,885	(1,254)
Depreciation	516,373	568,914	(52,541)	1,541,860	1,638,999	(97,139)
Amortization of mining rights	303,917	307,970	(4,053)	911,753	926,949	(15,196)
General and administrative	2,536,051	5,533,286	(2,997,235)	10,048,761	14,961,483	(4,912,722)
Professional fees	262,973	395,767	(132,794)	1,196,232	1,792,453	(596,221)
Litigation expense	60,493	120,986	(60,493)	179,507	240,658	(61,151)
Production taxes and royalties	2,223	1,255	968	6,117	24,241	(18,124)
Development	385,451	731,596	(346,145)	1,041,711	1,435,974	(394,263)
Gain on sale of equipment	-	-	-	-	(400,000)	400,000
Total operating expenses	4,359,718	8,345,336	(3,985,618)	16,152,058	23,671,916	(7,519,858)

Net loss from operations	(4,309,553)	(8,109,893)	3,800,340	(16,056,709)	(23,338,359)	7,281,650

Other income (expense)
Earnings from equity method investees	(22,966)	(163,355)	140,389	(56,798)	(394,715)	337,917
Other income and (expense)	-	185,158	(185,158)	266,964	342,562	(75,598)
Interest income	9,932	147,669	(137,737)	21,356	998,657	(977,301)
Uncategorized Expense	-			-	-
Interest expense	(1,980,211)	(976,461)	(1,003,750)	(5,795,643)	(4,653,900)	(1,141,743)
Total other income (expenses)	(1,993,245)	(806,989)	(1,186,256)	(5,564,121)	(3,707,396)	(1,856,725)

Net loss	(6,302,798)	(8,916,882)	2,614,084	(21,620,830)	(27,045,755)	5,424,925
Less: Non-controlling interest	-	15,465	(15,465)	6,050	80,888	(74,838)
Net loss attributable to AREC shareholders	$(6,302,798)	$(8,901,417)	$2,598,619	$(21,614,780)	$(26,964,867)	$5,350,087

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes revenue for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024	Change
Revenue
Coal sales	$-	$-	-
Metal recovery and sales	-	54,095	(54,095)
Service fee revenue	50,000	99,960	(49,960)
RareEarth oxide revenue	165	81,388	(81,223)
Royalty income	-	-	-
Total revenue	$50,165	$235,443	(185,278)

Revenue decreased by $185,278 for the three months ended September 30, 2025 compared to 2024. The primary driver of the decrease was due to the absence of revenue generated from metal recovery and sales for the three months ended September 30, 2025 as compared to 2024.

The following table summarizes the period over period changes in operating expenses (income) for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024	Change
Operating expenses (income)
Coal production and holdings costs	$44,360	$437,570	(393,210)
Accretion	247,877	247,992	(115)
Depreciation	516,373	568,914	(52,541)
Amortization of mining rights	303,917	307,970	(4,053)
General and administrative	2,536,051	5,533,286	(2,997,235)
Professional fees	262,973	395,767	(132,794)
Litigation expense	60,493	120,986	(60,493)
Production taxes and royalties	2,223	1,255	968
Development	385,451	731,596	(346,145)
Gain on sale of equipment	-	-	-
Total operating expenses	$4,359,718	$8,345,336	(3,985,618)

Total operating expenses decreased by $3,985,618 for the three months ending September 30, 2025 as compared to 2024. This decrease was primarily driven by lower general and administration expenses of $2,997,235 due to a decrease in related party expenses.

The following table summarizes the period over period changes in other income (expense) for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024	Change
Other income (expense)
Earnings from equity method investees	$(22,966)	$(163,355)	140,389
Other income and (expense)	-	185,158	(185,158)
Interest income	9,932	147,669	(137,737)
Interest expense	(1,980,211)	(976,461)	(1,003,750)
Total other income (expenses)	$(1,993,245)	$(806,989)	(1,186,256)

The decrease in net other expense is primarily attributable to the net decrease in interest income of $137,737 and by the net decrease in interest expense of $1,003,750 compared to the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our revenue for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024	Change
Revenue
Coal sales	$-	$-	-
Metal recovery and sales	2,996	87,542	(84,546)
Service fee revenue	90,605	99,960	(9,355)
RareEarth oxide revenue	1,748	-	1,748
Royalty income	-	146,055	(146,055)
Total revenue	$95,349	$333,557	(238,208)

Revenue decreased by $238,208 for the nine months ended September 30, 2025 compared to 2024. The primary driver of the decrease was a reduction of $146,055 in royalty income for the nine months ended September 30, 2025 as compared to 2024.

The following table summarizes the period over period changes in operating expenses (income) for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
	2025	2024	Change
Operating expenses (income)
Coal production and holdings costs	$482,486	$2,306,274	(1,823,788)
Accretion	743,631	744,885	(1,254)
Depreciation	1,541,860	1,638,999	(97,139)
Amortization of mining rights	911,753	926,949	(15,196)
General and administrative	10,048,761	14,961,483	(4,912,722)
Professional fees	1,196,232	1,792,453	(596,221)
Litigation expense	179,507	240,658	(61,151)
Production taxes and royalties	6,117	24,241	(18,124)
Development	1,041,711	1,435,974	(394,263)
Gain on sale of equipment	-	(400,000)	400,000
Total operating expenses	$16,152,058	$23,671,916	(7,519,858)

Total operating expenses decreased by $7,519,858 for the nine months ending September 30, 2025 as compared to 2024. This decrease was primarily driven by lower coal production related costs due to idled mining operations, lower holding costs of $1,823,788 due to concentrated efforts to reduce labor costs, lower general and administration expenses of $4,912,722 and professional fees of $596,221 due to decreases in legal fees.

The following table summarizes the period over period changes in other income (expense) for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
	2025	2024	Change
Other income (expense)
Earnings from equity method investees	$(56,798)	$(394,715)	337,917
Other income and (expense)	266,964	342,562	(75,598)
Interest income	21,356	998,657	(977,301)
Interest expense	(5,795,643)	(4,653,900)	(1,141,743)
Total other income (expenses)	$(5,564,121)	$(3,707,396)	(1,856,725)

The increase in net other expense for the nine months ended September 30, 2025, was primarily attributable to a decrease in interest income of $977,301 and an increase in interest expense of $1,141,743, compared to the same period in 2024. The higher interest income in 2024 reflects interest and investment income in the bond funds and the higher interest expense in 2025 reflects the issuance of new convertible promissory notes during 2025.

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

As of September 30, 2025, the company has a cash balance of $2,081,780 and a working deficit of $75,743,188. We expect to fund our liquidity requirements over the next 12 months primarily with cash on hand and additional debt and equity financing transactions.  If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may be required to rationalize our expenditures or slow down efforts to further develop our new business models. We do not have any credit lines currently available to fund our liquidity requirements.  Maintaining future liquidity is subject to significant uncertainties primarily related to the generation of revenues from our new business models at levels that surpass breakeven and the ability to obtain additional debt and equity financing.

Cash Flows

Nine months Ended September 30, 2025 and 2024

	Nine months ended September 30,
	2025	2024	Change
Consolidated statement of cash flow data:
Cash used in operating activities	(10,685,238)	(17,549,869)	(6,864,631)
Cash provided by investing activities	3,930,735	(145,900,141)	(149,830,876)
Cash provided by financing activities	9,341,649	145,065,317	135,723,668
Net change in cash and restricted cash	2,587,146	(18,384,693)	(20,971,839)

Cash used in operating activities decreased by $6,864,361 compared to the prior period. This change was primarily driven by a $5,424,925 decrease in net loss, which positively impacted operating cash flow; and a $455,740 increase in cash provided by changes in working capital.

Cash provided by investing activities for the nine months ended September 30, 2025 was $3,930,735, compared to cash used in investing activities of $145,900,141 for the nine months ended September 30, 2024. The 2025 period has cash provided by the sale of restricted investments totaling $154,878,566 compared to the use of $6,673 in 2024.

Cash provided by financing activities for the nine months ended 2025 was $9,341,649 compared to $145,065,317 for the nine months ended 2024. The change was due to the proceeds from tax exempt bonds, net of $149,719,208, which were received on March 28, 2024. This was partially offset by repayments of other financing obligations of $ 5,737,300.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2025.

Off Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements.

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

With respect to the period ending September 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2025, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions and lack of timely reconciliations. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2025 that have materially affected the Company’s internal controls over financial reporting.

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

AMERICAN RESOURCES CORPORATION

Date: November 14, 2025	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
Principal Executive Officer

