Form 10-Q/A
period 2025-09-30
American Resources Corp
filed 2025-11-17
CIK 1590715

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

As of November 14, 2025 the registrant had 101,393,308 shares of Class A common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the Securities and Exchange Commission on November 14, 2025 (the “Form 10-Q”) is to correct immaterial errors to the consolidated financial statements, footnotes and disclosures  due to XBRL tagging and coding errors.

2

AMERICAN RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,081,780	$604,485
Restricted cash - current	615,072	2,353,473
Restricted investments - current	2,621,434	4,500,000
Short-term investments	-	587,357
Due from related party	730,000	1,081,243
Interest receivables	85,991	85,991
Receivables	18,233	6,675
Inventories	1,078,289	959,989
Prepaid expenses and other current assets	1,165,154	1,145,826
Total current assets	8,395,953	11,325,039

Non-current assets:
Restricted cash	4,003,623	1,155,371
Restricted investments	150,053,029	151,253,539
Property and equipment, net	16,716,914	18,296,477
Right-of-use assets, net	640,180	712,352
Right-of-use assets, net - related party	1,464,194	1,735,407
Finance – right-of-use asset, net – related party	19,028,615	19,407,504
Investment in other entities - related parties	2,054,676	1,706,244
Notes receivable, net	-	280,000
Total assets	$202,357,184	$205,871,933
Liabilities and Deficit
Current liabilities:
Trade payables	$5,662,941	$4,247,649
Non-trade payables	1,192,375	968,970
Accounts payable - related party	4,756,378	9,014,288
Accrued expenses	392,314	606,941
Accrued litigation settlement	14,523,434	14,343,928
Accrued interest	4,380,210	2,131,042
Other current liabilities	141,200	100,000
Bond payable, current	43,712,978	43,636,752
Current portion of long term debt	1,503,328	2,077,328
Operating lease liabilities, current	192,637	91,576
Convertible promissory note, current	750,520	-
Operating lease liabilities – related party, current	1,142,905	727,371
Finance lease - related party, current	1,443,385	363,296
Other financing obligations, current	4,990,072	6,493,706
Total current liabilities	84,784,677	84,802,847

Non-current liabilities:
Remediation liability	23,023,536	22,279,905
Bond payable, net	149,740,263	149,729,753
Convertible promissory note	5,922,060	500,250
Convertible promissory note - related party	1,656,218	1,611,166
Long term debt	965,286	-
Other financing obligations, net of current portion	9,680,538	6,222,602
Operating lease liabilities, non-current	598,353	677,168
Operating lease liabilities, non-current - related party	1,082,654	1,381,455
Finance lease - related party, non current	19,965,704	19,718,597
Total liabilities	297,419,289	286,923,743

Stockholders’ deficit:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 85,976,023 and 77,996,079 shares issued and outstanding as of September 30, 2025 December 31, 2024, respectively	8,452	7,802
Additional paid-in capital	195,414,969	186,407,169
Accumulated deficit	(276,098,376)	(265,905,115)
Total stockholders’ deficit	(80,674,955)	(79,490,144)
Non-controlling interest	(14,387,150)	(1,561,666)
Total deficit	(95,062,105)	(81,051,810)
Total liabilities and stockholders’ deficit	$202,357,184	$205,871,933

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER, SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024 (As restated)	2025	2024 (As restated)
Revenue
Metal recovery and sales	$-	$54,095	$2,996	$87,542
Rare earth oxide revenue	165	-	1,748	-
Service fee revenue	-	99,960	40,605	99,960
Royalty income	-	81,388	-	146,055
Total revenue	165	235,443	45,349	333,557

Operating expenses (income)
Cost of coal sales and processing	68,433	437,570	506,559	2,306,274
Accretion	247,877	247,992	743,631	744,885
Depreciation	516,373	568,914	1,541,860	1,638,999
Amortization of mining rights	303,917	307,970	911,753	926,949
General and administrative	2,536,051	6,252,844	10,048,761	15,681,041
Professional fees	262,973	395,767	1,196,232	1,792,453
Litigation expense	60,493	120,986	179,507	240,658
Production taxes and royalties	2,223	1,255	6,117	24,241
Development	385,451	731,596	1,041,711	1,435,974
Gain on sale of equipment	-	-	-	(400,000)
Total operating expenses	4,383,791	9,064,894	16,176,131	24,391,474

Net loss from operations	(4,383,626)	(8,829,451)	(16,130,782)	(24,057,917)

Other income (expense)
Earnings (losses) from equity method investees	(8,979)	(163,355)	(42,811)	(394,715)
Other income and (expense)	(1,337,829)	185,158	(1,070,865)	342,562
Interest income	9,932	147,669	21,356	998,657
Interest expense	(1,980,211)	(1,966,461)	(5,795,643)	(5,643,900)
Total other income (expenses)	(3,317,087)	(1,796,989)	(6,887,963)	(4,697,396)

Net loss	(7,700,713)	(10,626,440)	(23,018,745)	(28,755,313)
Less: Non-controlling interest	3,299,210	15,465	12,825,484	80,888
Net loss attributable to AREC shareholders	$(4,401,503)	$(10,610,975)	$(10,193,261)	$(28,674,425)

Net loss per share - basic and diluted	$(0.05)	$(0.14)	$(0.12)	$(0.37)

Weighted average shares outstanding - basic and diluted	84,305,073	77,400,289	82,178,728	77,222,990

The accompanying footnotes are integral to the unaudited consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 20244

(UNAUDITED)

	Common Stock		Additional	Accumulated	Total	Non-controlling	Total
	Par Value Shares	Amount	Paid-in Capital	Deficit	Deficit	interest	Deficit
Balance as of December 31, 2023	76,247,370	$7,627	$181,753,261	$(225,292,333)	$(43,531,445)	$(1,473,852)	$(45,005,297)
Exercise of cashless warrants	871,620	87	(87)	-	-	-	-
Exercise of common stock options	148,000	15	156,882	-	156,897	-	156,897
Issuance of common shares for consulting services	30,000	3	43,797	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	-	(1,361,788)	(1,361,788)	-	(1,361,788)
Stock compensation - options	-	-	986,132	-	986,132	-	986,132
Net loss	-	-	-	(6,941,362)	(6,941,362)	(79,760)	(7,021,122)
Balance as of March 31, 2024 (as restated)	77,296,990	$7,732	$182,939,985	$(233,595,483)	$(50,647,766)	$(1,553,612)	$(52,201,378)
Exercise of common stock warrants	30,799	3	32,336	-	32,339	-	32,339
Issuance of common shares for consulting services	72,500	7	99,768	-	99,775	-	99,775
Stock compensation – options	-	-	956,816	-	956,816	-	956,816
Net loss	-	-	-	(11,122,088)	(11,122,088)	14,337	(11,107,751)
Balance as of June 30, 2024 (as restated)	77,400,289	$7,742	$184,028,905	$(244,717,571)	$(60,680,924)	$(1,539,275)	$(62,220,199)
Stock compensation – options	-	-	905,269	-	905,269	-	905,269
Net loss	-	-	-	(10,610,975)	(10,610,975)	(15,465)	(10,626,440)
Balance as of September 30, 2024 (as restated)	77,400,289	$7,742	$184,934,174	$(255,328,546)	$(70,386,630)	$(1,554,740)	$(71,941,370)

	Common Stock		Additional	Accumulated	Total	Non-controlling	Total
	Par Value Shares	Amount	Paid-in Capital	Deficit	Deficit	interest	Deficit
Balance as of December 31, 2024	77,996,079	$7,802	$186,407,169	$(265,905,115)	$(79,490,144)	$(1,561,666)	$(81,051,810)
Common stock issued to settle accounts payable and accrued expenses	2,495,770	244	1,543,859	-	1,544,103	-	1,544,103
Stock compensation – options	-	-	518,624	-	518,624	-	518,624
Net loss	-	-	-	(3,363,230)	(3,363,230)	(3,292,809)	(6,656,039)
Balance as of March 31, 2025	80,491,849	$8,046	$188,469,652	$(269,268,345)	$(80,790,647)	$(4,854,475)	$(85,645,122)
Common stock issued to settle accounts payable and accrued expenses	3,813,222	239	2,381,218	-	2,381,457	-	2,381,457
Stock compensation – options	-	-	592,188	-	592,188	-	592,188
Net loss	-	-	-	(2,428,528)	(2,428,528)	(6,233,465)	(8,661,993)
Balance as of June 30, 2025 (As restated)	84,305,071	$8,285	$191,443,058	$(271,696,873)	$(80,245,530)	$(11,087,940)	$(91,333,470)
Common stock issued to settle accounts payable and accrued expenses	707,270	71	2,043,940	-	2,044,011	-	2,044,011
Exercise of cashless common stock options	314,801	31	(31)	-	-	-	-
Stock compensation – options	-	-	716,463	-	716,463	-	716,463
Common stock issued to settle convertible debt - related party	282,881	28	356,402	-	356,430	-	356,430
Common stock issued to settle long-term debt	366,000	37	855,137	-	855,174	-	855,174
Net loss	-	-	-	(4,401,503)	(4,401,503)	(3,299,210)	(7,700,713)
Balance as of September 30, 2025	85,976,023	$8,452	$195,414,969	$(276,098,376)	$(80,674,955)	$(14,387,150)	$(95,062,105)

AMERICAN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2025	2024
Cash Flows from Operating activities:
Net loss	$(23,018,745)	$(28,755,313)

Adjustments to reconcile net income (loss) to net cash
Depreciation expense	1,541,860	1,638,999
Amortization of mining rights	911,753	926,949
Accretion expense	743,631	744,885
Amortization of finance right-to-use assets - related party	378,889	252,594
Amortization of issuance costs and debt discount	86,736	83,225
Investment in other entities - related parties, net	42,811	394,714
Allowance for losses on note receivable	280,000	99,022
Gain on sale of equipment	-	(400,000)
Noncash stock based compensation expense	1,827,275	2,848,217
Loss on settlement/conversion of debt to equity	979,941
Loss on settlement/conversion of accounts payable to equity	354,723
Issuance of common shares for services	-	143,575
Unrealized gain on short-term investments	4,455	4,973

Change in current assets and liabilities:
Receivables	(11,558)	(85,993)
Inventories	(118,300)	(829,998)
Prepaid expenses and other current assets	(19,328)	11,468
Accounts payable	3,990,040	4,575,523
Accrued interest	2,277,371	(6,844)
Accrued expenses	(35,120)	(183,568)
Accounts payable related party	(364,204)	531,134
Due from related party	(40,000)	-
Accrued interest on finance lease liability - related party	247,107	203,460
Operating lease assets and liabilities, net	94,418	3,900
Operating lease assets and liabilities, net - related party	387,946	249,209
Other liabilities	41,200	-
Cash used in operating activities	(9,417,099)	(17,549,869)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	(874,050)	2,247,364
Proceeds from sale of equipment	-	400,000
Proceeds from short-term investments, net	582,902	1,191,608
Restricted investments purchased	(151,799,490)	(149,732,440)
Restricted investments sold	154,878,566	25,790,529
Cash provided by (used in) investing activities	2,787,928	(120,102,939)

Cash Flows from Financing activities:
Proceeds from convertible promissory note	-	-
Proceeds from convertible promissory note - related party	6,296,729	894,172
Proceeds from tax exempt bonds, net	-	149,719,208
Proceeds from the exercise of stock options and warrants	-	189,236
Proceeds from long term debt	965,286	-
Proceeds received from other financing obligation	8,516,968	-
Repayments of other financing obligation	(6,562,666)	(5,737,299)
Cash provided by financing activities	9,216,317	145,065,317

Increase (decrease) in cash	2,587,146	7,412,509
Cash and cash equivalents, including restricted cash, beginning of period	4,113,329	5,077,560
Cash and cash equivalents, including restricted cash, end of period	$6,700,475	$12,490,069

SUPPLEMENTAL CASH FLOW INFORMATION
Exercise of cashless common stock options	$31	$-
Conversion of related-party note receivable into investment in other entities	$391,243	$87
Reclassification of prior-year rent payable from Accounts Payable – Related Party to Finance Lease Liability – Related Party	$1,080,089	$1,361,789
Reclassification of prior-year convertible note balance related party to convertible promissory note	$299,441	$-
Vendor obligations settled directly by lender	$175,332	$-
Common stock issued to settle accounts payable and accrued expenses	$2,176,013	$-
Conversion of current portion of long-term debt to equity	$574,000	$-
Common stock issued to settle accounts payable - related party	$2,813,617	$-
Conversion of convertible promissory note - related party to equity	$28,203	$19,786,394

The accompanying footnotes are integral to the unaudited consolidated financial statements

AMERICAN RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation’s (ARC or the Company) operations are comprised of ARC (Corporate or Parent) and three operating segments that we describe as American Infrastructure, ReElement and Electrified Materials.  During the first quarter of 2025, the Company distributed out to its shareholders 91% ownership interest in American Infrastructure and 81% ownership interests in ReElement.  As of September 30, 2025, the Company has determined that American Infrastructure and ReElement, (the “VIEs”) meet the criteria to continue to be consolidated in our financial statements as variable interest entities under ASC 810, Consolidation. The Company holds contractual and financial interests in each of these entities that provide it with the power to direct key activities and the right to receive benefits or the obligation to absorb losses that could be significant.

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

Beginning in 2023, the focus of our business and capital allocation shifted towards the diversification of our revenue streams leading to the development of our ReElement and Electrified Materials segments which have been in the development (pre revenue) stages through 2024.  Electrified Materials is focused on the aggregation, recovery and sale of recovered metal and steel.  We established a new subsidiary, Electrified Materials Corporation (EMC, formerly known as American Metals) to operate this segment of our business.  ReElement is focused on the purification and monetization of critical and rare earth element deposits and end of life magnets and batteries.  American Rare Earth LLC was initially formed as a subsidiary to comprise the ReElement segment.  In 2024, we changed the name of American Rarer Earth LLC to ReElement Technologies LLC and recently converted the company from a limited liability corporation to a corporation.

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

ReElement:

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

As disclosed in Note 11, Subsequent Events, in October 2025, the Company entered into two securities purchase agreements for the private placement of common stock and prefunded warrants. The Company received gross proceeds of approximately $74 million and has considered this additional financing in its going concern assessment. However, as of September 30, 2025, consolidated total current liabilities exceed current assets by approximately $75 million. Additionally, the private placement proceeds may not be used to pay debt or litigation claims and the future cost to develop the ReElement and Electrified Materials segments remains uncertain. Management will continue to re-evaluate its going concern assessment periodically in the remainder of 2025 and 2026.

A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

The Company has identified certain accounting errors in the Company’s historical consolidated financial statements relating to compliance with U.S. GAAP. As a result, the Audit Committee, in consultation with the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2024 and unaudited consolidated financial statements and the notes thereto as of and for the three and nine months ended September 30, 2024, require restatement and should not be relied upon. Restated financial statements for the year ended December 31, 2024 were included in our 2024 Form 10-K/A filed with the SEC on October 24, 2025.

The following includes descriptions of the significant adjustments to the Company’s previously reported September 30, 2024 consolidated financial statements.

1. Treasury bills, mutual fund and restricted cash reclassification

Certain amounts of cash and cash equivalents, restricted cash and restricted investments were incorrectly classified among these balance sheet classifications. Reclassification adjustments have been made to correctly classify these amounts.

2. Bond balance and restricted cash reclassification

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

3. Inventories

There was an adjustment required to decrease inventory and increase cost of sales in 2023 that has been corrected in the 2023 financial statements as restated.  However, the balance sheet in the previously filed September 30, 2024 Form 10-Q had not been adjusted.  This adjustment corrects the balance sheet as of September 30, 2024.

4. Prepaid deposit removal adjustment

Certain prepaid deposits were refunded to the Company. However, the deposit amount recognized in the balance sheet was not de-recognized upon the Company’s receipt of such funds. The adjustment de-recognizes the deposits from the balance sheet and reverses the income recognized in the statement of operations that had been recorded when the funds were returned to the Company.

5. Property and Equipment, net adjustment

Based on review of the property and equipment detail, the Construction in Progress (CIP) line item included amounts related to bond-funded projects that were either completed or misclassified. This adjustment reflects the cleanup and proper classification of bond-related details within the CIP account.

6. Accounts payable reclassification

A reclassification adjustment was made to properly present liabilities within the balance sheet. Certain liabilities were previously misclassified among trade payables, non-trade payables, and accounts payable – related party. This adjustment corrects the classification to reflect the nature of the underlying transactions more accurately.

7. Accrued expenses and settlement adjustments

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

8. Long term debt, convertible promissory note recognition and interest expense/income adjustment

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

9. Failed leaseback adjustment

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

10. Black-Scholes calculation adjustment

An acceptable valuation model, such as the Black-Scholes model was not utilized to determine the fair value of equity awards granted. Black-Scholes calculations have now been used to determine the fair value of the equity awards. This adjustment has been made to reflect the appropriate fair value of the equity awards.

11. Reclassification of operating expenses

An adjustment was made to correct the classification of certain operating expenses within the consolidated statements of operations. Previously, certain expenses were misclassified among general and administrative (G&A), development expenses, professional fees, production taxes and royalties, and cost of coal sales and processing. This adjustment reclassifies these expenditures to the correct expense classification in the statement of operations..

12. Depreciation and amortization of mining rights

Depreciation and amortization of mining rights in the 2024 statement of operations were overstated by $550,640 and $307,294, respectively, due to an error in the Company’s calculation of depreciation and amortization for the quarter ended September 30, 2024. Accumulated depreciation included in property & equipment, net in the September 30, 2024 balance sheet was overstated by $857,934.

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

Balance Sheet as of September 30, 2024	As Reported	Adjustment	As Restated	Reference
Cash and cash equivalents	$840,330	$285,906	$1,126,236	1
Restricted cash - current	-	7,021,439	7,021,439	2
Restricted investments - current	-	4,500,000	4,500,000	1
Short-term investments	151,326	-	151,326	*
Due from related party	741,243	-	741,243	*
Interest receivables	85,991	2	85,993	*
Receivables	-	6,675	6,675	*
Inventories	2,029,812	(1,069,823)	959,989	3
Prepaid expenses and other current assets	1,866,001	(147,818)	1,718,183	4
Total current assets	5,714,703	10,596,381	16,311,084

Restricted cash	160,811,402	(156,469,008)	4,342,394	2
Restricted investments	4,500,000	145,232,440	149,732,440	1
Property and Equipment, net	17,489,780	(1,644,413)	15,845,367	5
Right-of-use assets, net	734,786	(3,298)	731,488	*
Right-of-use assets, net - related party	1,817,073	434	1,817,507	*
Finance – right-of-use asset, net – related party	19,533,801	(1)	19,533,800	*
Investment in other entities - Related Parties	1,719,308	1,489	1,720,797	*
Notes Receivable, net	280,000	-	280,000	*
Total assets	$212,600,853	$(2,285,976)	$210,314,877

Trade payables	$5,039,002	$5,385,884	$10,424,886	6
Non-trade payables	2,653,638	(4,180,954)	(1,527,316)	6
Accounts Payable - Related Party	5,711,005	(748,767)	4,962,238	6
Accrued expenses	-	127,827	127,827	7
Accrued litigation settlement	-	14,103,269	14,103,269	7
Accrued interest	514,844	(36,257)	478,587	*
Other current liabilities	147,055	(47,055)	100,000	*
Bond payable, current	-	43,611,370	43,611,370	2
Current portion of long term debt	804,656	1,335,672	2,140,328	8
Operating lease liabilities, current	87,898	375	88,273	*
Operating lease liabilities, current - related party	590,047	486	590,533	*
Finance lease - related party, current	1,437,985	(1,074,689)	363,296	9
Other financing obligations, current	7,620,971	(118,102)	7,502,869	9
Total current liabilities	24,607,101	58,359,059	82,966,160

Remediation liability	22,033,677	8	22,033,685	*
Bond payable, net	193,337,587	(43,611,364)	149,726,223	2
Convertible promissory note	-	-	-	*
Convertible promissory note - related party	894,172	486,556	1,380,728	8
Other financing obligations, net of current portion	4,405,239	(57,280)	4,347,959	*
Operating lease liabilities, non-current	703,899	(5,147)	698,752	*
Operating lease liabilities, non-current - related party	1,476,182	-	1,476,182	*
Finance lease - related party, non current	18,528,012	1,098,546	19,626,558	9
Total liabilities	$265,985,869	$16,270,378	$282,256,247

Common Stock	7,742	-	7,742	*
Additional paid-in capital	182,761,566	2,172,608	184,934,174	11
Accumulated deficit	(234,599,584)	(20,728,963)	(255,328,547)
Total stockholders’ equity	(51,830,276)	(18,556,355)	(70,386,631)
Non-controlling interest	(1,554,740)	1	(1,554,739)	*
Total deficit	(53,385,016)	(18,556,354)	(71,941,370)
Total liabilities and stockholders’ deficit	$212,600,853	$(2,285,976)	$210,314,877

Income Statement for the Three Months ended September 30, 2024	As Reported	Adjustment	As Restated	Reference
Coal sales	-	-	-
Metal Recovery and sales	154,055	(99,960)	54,095	*
Royalty Income	81,388	-	81,388	*
Service fee revenue	-	99,960	99,960	*
Total revenue	235,443	-	235,443
Cost of coal sales and processing	1,784,863	(1,347,293)	437,570	11
Accretion	248,295	(303)	247,992	*
Depreciation	584,083	(15,169)	568,914	*
Amortization of mining rights	302,103	5,867	307,970	*
General and administrative	3,936,598	2,316,246	6,252,844	11
Professional fees	682,525	(286,758)	395,767	11
Litigation expense	-	120,986	120,986	*
Production taxes and royalties	876,503	(875,248)	1,255	11
Development	78,809	652,787	731,596	11
Gain on sale of equipment	-	-	-	*
Total operating expenses	8,493,779	571,115	9,064,894

Net loss from operations	(8,258,336)	(571,115)	(8,829,451)

Earnings from equity method investees	(164,845)	1,490	(163,355)	*
Other income and (expense)	(32,101)	217,259	185,158	*
Interest income	7,527	140,142	147,669	8
Interest expense	(774,478)	(1,191,983)	(1,966,461)	8
Total other income (expenses)	(963,897)	(833,092)	(1,796,989)

Net loss	(9,222,233)	(1,404,207)	(10,626,440)
Non-controlling interest	15,465	-	15,465	*
Net loss attributable to AREC shareholders	$(9,206,768)	$(1,404,207)	$(10,610,975)

Income Statement for the Nine Months ended September 30, 2024	As Reported	Adjustment	As Restated	Reference
Coal Sales	-	-	-
Metal recovery and sales	187,502	(99,960)	87,542	*
Service fee revenue	-	99,960	99,960	*
Royalty income	146,055	-	146,055	*
Total revenue	333,557	-	333,557
Cost of coal sales and processing	2,982,638	(676,364)	2,306,274	11
Accretion	744,877	8	744,885	*
Depreciation	1,653,642	(14,643)	1,638,999	*
Amortization of mining rights	925,473	1,476	926,949	*
General and administrative	7,937,647	7,743,394	15,681,041	11
Professional fees	1,823,917	(31,464)	1,792,453	*
Litigation expense	-	240,658	240,658	9
Production taxes and royalties	1,323,596	(1,299,355)	24,241	11
Development	2,996,583	(1,560,609)	1,435,974	11
Gain on sale of equipment	(400,000)	-	(400,000)	*
Total operating expenses	19,988,373	4,403,101	24,391,474

Net loss from operations	(19,655,086)	(4,402,831)	(24,057,917)

Earnings from equity method investees	(396,205)	1,490	(394,715)	*
Other income and (expense)	140,904	201,658	342,562
Interest income	110,916	887,741	998,657	8
Interest expense	(2,109,896)	(3,534,004)	(5,643,900)	8
Total other income (expenses)	(2,254,281)	(2,443,115)	(4,697,396)

Net loss	(21,909,367)	(6,845,946)	(28,755,313)
Non-controlling interest	80,888	-	80,888	*
Net loss attributable to AREC shareholders	$(21,828,479)	$(6,845,946)	$(28,674,425)

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common		(As reported)		(Restated)				(As reported)		(Restated)
	Stock Par Value		Additional Paid-in		Additional Paid-in	(As reported) Accumulated		(Restated) Accumulated	Non-controlling		Non-controlling	(As reported) Total		(Restated) Total
	Shares	Amount	Capital	Adjustments	Capital	Deficit	Adjustments	Deficit	interest	Adjustments	interest	Deficit	Adjustments	Deficit
Balance as of December 31, 2023 (1)	76,247,370	$7,627	$178,910,546	2,842,715	$181,753,261	$(178,694,329)	(46,598,004)	$(225,292,333)	(1,473,852)	-	(1,473,852)	$223,844	(45,229,141)	(45,005,297)
Exercise of cashless warrants	871,620	87	(87)	-	87)	-	-	-	-	-	-	-	-	-
Exercise of common stock options	148,000	15	156,885	(3)	156,882	-	-	-	-	-	-	156,900	(3)	156,897
Issuance of common shares for consulting services	30,000	3	43,797	-	43,797	-	(43,797)	-	-	-	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	(14,560,000)	14,560,000	-	-	13,198,212	(1,361,788)	-	-	-	(14,560,000)	13,198,212	(1,361,788)
Stock compensation - options	-	-	560,393	425,739	986,132	-	(560,393)	-	-	-	-	560,393	425,739	986,132
Net loss	-	-	-	-	-	(6,225,932)	(715,430)	(6,941,362)	(79,760)	-	(79,760)	(6,225,932)	(795,190)	(7,021,122)
Balance as of March 31, 2024 (2)	77,296,990	$7,732	$165,111,534	17,828,451	$182,939,985	$(184,920,261)	(48,675,222)	$(233,595,483)	(1,553,612)	-	(1,553,612)	$(19,800,995)	(32,400,383)	(52,201,378)
Exercise of cashless warrants	30,799	3	32,336	-	32,336	-	-	-	-	-	-	32,339	-	32,339
Exercise of common stock options	-			-	-	-	-	-	-	-	-	-	-	-
Issuance of common shares for consulting services	72,500	7	99,768	-	99,768	-	-	-	-	-	-	99,775	-	99,775
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-			-			-	-	-	-	-	-		-
Stock compensation - options	-		874,080	82,736	956,816		-	-	-	-	-	874,080	82,736	956,816
Net loss	-			-		(9,206,768)	(1,915,320)	(11,122,088)	14,337	-	14,337	(9,206,768)	(1,900,983)	(11,107,751)
Balance as of June 30, 2024	77,400,289	$7,742	$166,117,718	17,911,187	$184,028,905	$(194,127,029)	(50,590,542)	$(244,717,571)	(1,539,275)	-	(1,539,275)	$(28,001,569)	(34,218,630)	(62,220,199)
Stock compensation - options	-	-	748,641	-	905,269	-	-	-		-		748,641	-	748,641
Net loss	-	-	-	-	-	(9,206,768)	-	(10,610,975)		-	(15,465)	(9,206,768)	-	(9,222,233)
Balance as of September 30, 2024	77,400,289	7,742	166,866,359	17,911,187	184,934,174	(203,333,797)	(50,590,542)	(255,328,546)	(1,539,275)	-	(1,554,740)	(36,459,696)		(71,941,370)

(1)	As restated in the 2024 Form 10-K
(2)	As restated in the Form 10-Q for the quarter ended March 31, 2025

Statement of Cash flows for the nine months ended September 30, 2024	As Reported	Adjustment	As Restated	Reference
Cash Flows from Operating activities:
Net loss	$(21,909,367)	$(6,845,946)	$(28,755,313)
Depreciation expense	1,653,642	(14,643)	1,638,999	12
Amortization of mining rights	925,473	1,476	926,949	12
Accretion expense	744,877	8	744,885	*
Amortization of right-to-use assets	252,592	(252,592)	-	*
Amortization of finance right-to-use assets - related party	-	252,594	252,594	*
Amortization of issuance costs and debt discount	83,225	-	83,225	*
Investment in other entities - Related Parties, net	396,204	(1,490)	394,714	*
Allowance for losses on note receivable	99,022	-	99,022	*
Gain on sale of equipment	(400,000)	-	(400,000)	*
Noncash stock based compensation expense	2,511,894	336,323	2,848,217	10
Issuance of common shares for services	143,575	-	143,575	*
Unrealized gain on short-term investments	4,973	-	4,973	*
Receivables	-	(85,993)	(85,993)	*
Interest receivable	(85,991)	85,991	-	*
Inventories	(1,975,812)	1,145,814	(829,998)	3
Prepaid expenses and other current assets	1,650	9,818	11,468	*
Accounts payable	(1,609,584)	6,185,107	4,575,523	6
Accrued interest	46,710	(53,554)	(6,844)	*
Accrued expenses	-	(183,568)	(183,568)	*
Accounts payable related party	2,318,696	(1,787,562)	531,134	6
Due from related party	-	-	-	*
Accrued interest on finance lease liability - related party	-	203,460	203,460	*
Operating lease assets and liabilities, net	5,375	(1,475)	3,900	*
Operating lease assets and liabilities, net - related party	428,761	(179,552)	249,209	6
Deferred finance lease payments	-	-	-
Other Liabilities	47,055	(47,055)	-	*
Cash used in operating activities	(16,317,030)	(1,232,839)	(17,549,869)

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	166,229	2,081,135	2,247,364	5
Restricted investments purchased	-	(149,732,440)	(149,732,440)	2
Restricted investments sold	-	25,790,529	25,790,529	*
Proceeds from sale of equipment	400,000	-	400,000	*
Proceeds from short-term investments, net	1,191,608	-	1,191,608	*
Cash (used in) provided by investing activities	1,757,837	(121,860,776)	(120,102,939)

Cash Flows from Financing activities:
Proceeds from warrant conversions	32,339	(32,339)	-	*
Proceeds from convertible promissory note - related party	894,172	-	894,172	*
Proceeds from long term debt	-	-	-	*
Proceeds from tax exempt bonds, net	149,719,203	5	149,719,208	*
Proceeds from the exercise of stock options and warrants	156,900	32,336	189,236	*
Proceeds received from other financing obligations	95,592	(95,592)	-	*
Repayments of other financing obligation	(5,561,918)	(175,381)	(5,737,299)	9
Cash provided by financing activities	145,336,288	(270,971)	145,065,317

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

Restricted cash and cash equivalents are held in trusts related to the Tax-Exempt Bonds and bonding collateral, these funds are restricted to withdrawal as required by the agreement entered into by the Company.

The following table sets forth the total of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets.

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$2,081,780	$604,485
Restricted cash	4,618,695	3,508,844
Total cash and restricted cash presented in the consolidated statement of cash flows	$6,700,475	$4,113,329

Restricted Investments: Consist of U.S. government securities, and corporate fixed income in trusts related to the Tax-Exempt Bonds and are restricted as to withdrawal as required by the agreement entered into by the Company. All investments are classified as trading securities as of September 30, 2025 and December 31, 2024. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in the current period earnings or loss, except for those amounts that are directly attributable to project funding activities, which are capitalized to construction in progress as part of the cost of the related asset.

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

Revenue Recognition: Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to our customers. For coal shipments to domestic and international customers via rail, control is transferred when the railcar is loaded. Service revenue is recognized over the period in which the services are provided, based on progress toward completion or as the services are rendered. Our revenue is comprised of sales of mined coal, royalty income, sales of recovered metals and service fees for processing coal.

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

The allowance for notes receivable was $280,000 and $99,022 as of September 30, 2025 and December 31, 2024, respectively. The note receivables have collateral in certain mining permits which are strategic to our subsidiary, Knott County Coal (KCC). The timing of payment on the note is uncertain resulting in a full allowance for the note.

Inventory: Inventory consists of mined coal and scrap metal that is stated at the lower of cost (first in, first out method) or net realizable value.

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

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

As of September 30, 2025 and December 31, 2024, property and equipment were comprised of the following:

	September 30,	December 31,
	2025	2024
Surface	$2,583,400	$2,583,400
Underground	8,625,574	8,625,574
Processing/Loadout	12,114,676	12,081,045
Coal refuse storage	12,134,192	12,134,192
Building	54,202	54,202
Land	1,617,435	1,617,435
Acquired mining rights	484,907	484,907
Rare earth processing	446,328	304,962
Leasehold improvements	5,394	-
Resin	2,800	-
General	67,560	-
Lab equipment	709,536
Construction in progress	5,234,943	5,317,450
	44,080,947	43,203,167
Less accumulated depreciation and amortization	(27,364,033)	(24,906,690)
Property and equipment, net	16,716,914	18,296,477

Depreciation expense amounted to $516,373 and $568,914 for three months ended September 30, 2025 and September 30, 2024, respectively. Depreciation expense amounted to $1,541,860 and $1,638,999 for nine months ended September 30, 2025 and September 30, 2024, respectively. Amortization of mining rights amounted to $303,917 and $307,970 for three months ending September 30, 2025 and 2024, respectively. Amortization of mining rights amounted to $911,753 and $926,949 for nine months ending September 30, 2025 and 2024, respectively.

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

The Company’s investments in securities consisting of U.S. government and agency securities and fixed income funds are as follows:

		Gross Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

September 30, 2025	$149,519,045	$3,155,418	$-	$-	$152,674,463
December 31, 2024	$151,100,796	$5,243,131	$(3,031)	$-	$156,340,896

The fair value of investments held as of September 30, 2025 consist of approximately $2,621,000 in U.S. Treasuries, and $150,053,000 in a bank certificate of deposit. The fair value of investments held as of December 31, 2024 consist of approximately $151,253,000 in U.S. Treasuries, $4,500,000 in a bank certificate of deposit and $587,000 in fixed income funds. There were no investments with unrealized losses that have been owned for more than or less than a year. There were no investments with unrealized losses that have been owned for more than or less than a year.

The debt securities outstanding as of September 30, 2025 have maturities through September 25, 2027.

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

The Company has not made any payments on the related party finance or operating leases as of September 30, 2025, and the unpaid balance, of $1.99 million, has been added back into the current portion of operating and finance lease liabilities.

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Expense Classification	2025	2024	2025	2024
Operating lease expense:
Operating lease expense	General and administrative	$120,995	$159,244	$465,690	$345,018

Finance lease expense:
Amortization of ROU asset	General and administrative	$126,296	$126,296	$378,888	$252,592
Interest on lease liabilities	Interest expense	453,340	445,222	1,357,059	888,463
Total finance lease expense		$579,636	$571,518	$1,735,947	$1,141,056

Other information related to leases is as follows:

	As of September 30,	As of December 31,
Operating leases:	2025	2024
Weighted-average remaining lease term:
Operating leases (in years)	4.00	4.61
Weighted-average discount rate:
Operating leases	9.78%	9.67%
Finance lease:
Finance lease (in years)	37.65	38.39
Weighted-average discount rate:
Finance lease	9.00%	9.00%

The future minimum lease payments required under leases as of September 30, 2025 were as follows:

	Operating	Finance
Fiscal Year	Leases	Leases	Total
2025	$1,045,841	$1,446,731	$2,492,572
2026	693,104	1,482,300	2,175,404
2027	704,330	1,518,757	2,223,087
2028	709,921	1,556,126	2,266,047
2029	140,766	1,594,429	1,735,195
Thereafter	244,569	82,289,140	82,533,709
Discounted cash flows	3,538,532	89,887,483	93,426,015
Less imputed interest	(521,983)	(68,478,394)	(68,991,377)
Present value of lease liabilities	$3,016,549	21,409,089	$24,425,638

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective January 1, 2022, the Company amended a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The amended contract terms state that service costs are passed through to the Company with a 12.5% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. For the nine months ended September 30, 2025 and 2024, the amounts incurred under the agreement amounted to $872,475 and $1,019,087, respectively. The amount paid for the three and nine months ended September 30, 2025 and 2024 amounted to $2,059,210 and $1,523,112, respectively. As of September 30, 2025 and December 31, 2024, the amount due under the agreement amounted to $1,563,737 and $1,683,612, respectively. These project management services were all payable as of September 30, 2025 and 2024.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of September 30, 2025 and December 31, 2024, there is no market for the LBX Token and therefore no value has been assigned.

The Company was the sponsor of American Opportunity Ventures LLC (“AMAO”) a blank check company organized on January 20, 2021 and effectuated its business combination with Royalty Management Corporation (“RMCO”) on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation. The Company provided AMAO with money as needed for working capital needs. The advances from the Company are non-interest bearing and payable upon demand by the Company. No cash advances were made as of September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2025, the Company had $351,243 recorded as a related party receivable from Royalty Management Corporation (“RMCO”). As of September 30, 2025, RMCO settled this receivable through the issuance of preferred stock. In connection with this non-cash transaction, the Company derecognized the related party receivable and recorded a corresponding increase to investment in related entities on the accompanying condensed consolidated balance sheets. This transaction is reflected within supplemental non-cash investing and financing activities in the condensed consolidated statements of cash flows. As of September 30, 2025 and December 31, 2024, the Company had a balance of $730,000 and $1,081,243 due from RMCO, respectively.

During the nine months ended September 30, 2025, the Company incurred approximately $2.9 million in expenses from RMC Environmental Services LLC, a wholly-owned subsidiary of Royalty Management Corporation (“RMCO”), a related party. These expenses primarily relate to environmental, reclamation, and operational support services provided to the Company.

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

On September 24, 2025, the Company entered into an agreement to settle outstanding accounts payable to LRR of $1,060,905 through the issuance of equity. As a result, the liability was extinguished and reclassified to additional paid-in capital. The transaction was accounted for as a non-cash financing activity and is reflected as such in the statement of cash flows for the nine months ended September 30, 2025.

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

			September 30, 2025			December 31, 2024
Holder		Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

EZ Haul	September 2017 Note	9/25/2019	$181,736	$181,736	-	$181,736	$181,736	$-
Integrity Coal	June 2022 Note	5/27/2023	$1,138,005	$822,856	315,149	$1,082,728	$822,856	$259,872
Integrity Coal	April 2023 Note	3/31/2024	$498,736	$498,736	-	$1,072,736	$1,072,736	$-
Partners LLC	August 2025 Note	8/1/2027	485,845	482,643	3,203
Partners LLC	September 2025 Note	9/1/2027	484,177	482,643	1,534
			$2,788,500	$2,468,614	$319,886	$2,337,201	$2,077,328	$259,872

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

Company obligations under the Loan Agreement are:

(i) secured by priority liens on most real property and assets (excluding accounts receivable and inventory), subject to exceptions and permitted liens; (ii) jointly and severally guaranteed by Subsidiary Guarantors, subject to exceptions. The Loan Agreement includes affirmative covenants: maintaining bond rating, proper records, adding guarantors when required, insurance procurement, and preserving legal existence and rights. Negative covenants restrict collateral release, mergers, asset dispositions, and actions risking tax-exempt status.

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

In 2024, ReElement entered into additional Convertible Promissory Notes with LRR (“Note A”) in the aggregate amount of $1,610,895. Each Convertible Promissory Note carries a three-year term from the respective effective date. The Convertible Promissory Notes mature February through December 2027.

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

The Convertible Promissory Notes entered into with LRR are subject to a conversion feature. If ReElement completes a round or series of a capital raise in the aggregate amount of a minimum of $7,000,000 in cash (the “Capital Raise”), then the Promissory Notes and all accrued interest outstanding shall be immediately and automatically converted to Common Stock of the ReElement (such date, the “Conversion Date”) at the predetermined conversion price which is equal to the same per-share price as the investment under the Capital Raise.

As of September 30, 2025 and December 31, 2024, Note A had an outstanding principal balance of $1,628,015 and $1,611,166, respectively, and accrued interest of $101,893 and $59,213, respectively.

Convertible Promissory Notes

From October 2024 through September 2025, ReElement issued forty-nine convertible promissory notes (“Notes B-SS”) to unaffiliated investors. These notes mature between October and September of 2027 and bear 12.0% annual interest, compounded quarterly. In the event of default, the outstanding principal and accrued interest bear 13.5% annual interest, compounded annually, until paid or cured. Unless converted, all principal and accrued interest are due on the Maturity Date. Notes B-SS are convertible into ReElement common stock at the holder’s election, based on a fully diluted valuation of $150,000,000.

As of September 30, 2025 and December 31, 2024, Notes B-SS had an outstanding principal balance of $6,954,956 and $500,520, respectively, and accrued interest of $172,780 and $24,467 respectively.

The following tables reflects a summary of the outstanding principal and accrued interest by each lender and their respective maturity date as of September 30, 2025 and December 31, 2024:

			September 30, 2025			December 31, 2024
Loan Number		Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest

RET001	Note A	2/16/2027	$159,295	$142,471	16,824	$155,327	$142,471	$12,856
RET002	Note A	2/20/2027	22,474	20,122	2,352	21,914	20,122	1,792
RET003	Note A	3/5/2027	-	-	1,546	14,887	13,722	1,165
RET004	Note A	3/18/2027	22,008	19,850	2,158	21,460	19,850	1,610
RET005	Note A	4/15/2027	19,590	17,789	1,801	19,102	17,789	1,313
RET006	Note A	6/20/2027	-	-	19,867	258,654	245,403	13,251
RET007	Note A	8/1/2027	228,503	213,818	14,685	222,811	213,818	8,993
RET008	Note A	8/22/2027	234,531	220,708	13,823	228,689	220,708	7,981
RET009	Note A	10/11/2027	470,447	448,769	21,678	458,728	448,769	9,959
RET010	Note A	12/27/2027	275,675	268,513	7,161	268,808	268,513	294
RET010	Note B	10/29/2026	270,589	250,000	20,589	255,178	250,000	5,178
RET-011	Note C	11/21/2026	107,992	100,520	7,472	101,842	100,520	1,322
RET-012	Note D	11/19/2026	59,000	50,000	9,000	56,000	50,000	6,000
RET-014	Note E	12/30/2026	117,951	100,000	17,951	100,000	100,000	-
RET-013	Note F	1/16/2027	52,750	50,000	2,750	-	-	-
RET-015	Note G	2/5/2027	105,000	100,000	5,000	-	-	-
RET-016	Note H	1/6/2027	105,750	100,000	5,750	-	-	-
RET-017	Note I	2/24/2027	104,000	100,000	4,000	-	-	-
RET-018	Note H	2/28/2027	52,000	50,000	2,000	-	-	-
RET-019	Note J	3/3/2027	52,000	50,000	2,000	-	-	-
RET-020	Note K	3/11/2027	1,035,000	1,000,000	35,000	-	-	-
RET 021	Note L	4/3/2027	206,000	200,000	6,000	-	-	-
RET 022	Note M	4/3/2027	102,967	100,000	2,967	-	-	-
RET 023	Note N	4/7/2027	154,500	150,000	4,500	-	-	-
RET 024	Note O	4/8/2027	309,000	300,000	9,000	-	-	-
RET 025	Note P	4/9/2027	515,000	500,000	15,000	-	-	-
RET 026	Note Q	4/10/2027	154,500	150,000	4,500	-	-	-
RET 027	Note H	4/16/2027	51,250	50,000	1,250	-	-	-
RET 028	Note R	4/17/2025	82,000	80,000	2,000	-	-	-
RET 029	Note S	4/18/2027	512,500	500,000	12,500	-	-	-
RET 030	Note T	4/22/2027	25,625	25,000	625	-	-	-
RET 031	Note U	5/13/2027	50,750	50,000	750	-	-	-
RET 032	Note V	5/15/2027	50,750	50,000	750	-	-	-
RET 033	Note V	5/15/2027	25,375	25,000	375	-	-	-
RET 034	Note V	5/15/2027	25,375	25,000	375	-	-	-
RET 035	Note W	5/15/2027	100,451	100,000	451	-	-	-
RET 036	Note W	5/15/2027	50,225	50,000	225	-	-	-
RET 037	Note X	6/20/2027	100,000	100,000	-	-	-	-
RET 038	Note Y	6/19/2027	3,763	3,763	-	-	-	-
RET 039	Note Z	7/8/2027	75,000	75,000	-	-	-	-
RET 040	Note AA	7/1/2027	7,714	7,714	-	-	-	-
RET 041	Note BB	8/18/2027	100,000	100,000	-	-	-	-
RET 042	Note CC	8/13/2027	50,000	50,000	-	-	-	-
RET 043	Note DD	8/5/2027	3,763	3,763	-	-	-	-
RET 044	Note EE	8/11/2027	23,934	23,934	-	-	-	-
RET 045	Note FF	8/12/2027	50,000	50,000	-	-	-	-
RET 046	Note GG	8/22/2027	350,000	350,000	-	-	-	-
RET 047	Note HH	8/27/2027	100,000	100,000	-	-	-	-
RET 048	Note II	9/2/2027	500,000	500,000	-	-	-	-
RET 049	Note JJ	9/10/2027	150,000	150,000	-	-	-	-
RET 050	Note KK	9/18/2027	3,860	3,860	-	-	-	-
RET 051	Note LL	9/18/2027	100,000	100,000	-	-	-	-
RET 052	Note MM	9/25/2027	200,000	200,000	-	-	-	-
RET 053	Note NN	9/18/2027	50,000	50,000	-	-	-	-
RET 054	Note OO	9/30/2026	150,000	150,000	-	-	-	-
RET 055	Note PP	9/30/2026	300,000	300,000	-	-	-	-
RET 056	Note QQ	9/30/2026	25,000	25,000	-	-	-	-
RET 057	Note RR	9/30/2026	200,000	200,000	-	-	-	-
RET 058	Note SS	9/30/2026	50,000	50,000	-	-	-	-
			$8,560,259	$8,306,997	$274,673	$2,183,399	$2,111,686	$71,714

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

Total stock-based compensation expense for grants to officers, employees and consultants was $716,463 and $905,269 for the three months ended September 30, 2025, and 2024, respectively, which was charged to general and administrative expense. Total stock-based compensation expense for grants to officers, employees and consultants was $1,827,275 and $2,848,217 for the nine months ended September 30, 2025, and 2024, respectively, which was charged to general and administrative expense.

As of September 30, 2025, the company has $4,281,281 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately five years.

During the three months ended September 30, 2025, employees exercised 314,801 stock options through a cashless exercise arrangement. Under this method, a portion of the exercised shares was withheld to cover the exercise cost, resulting in the net issuance of shares to employees. The total number of options exercised during the year was 314,000.

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

In 2023, Dean was given a judgement due to a lease dispute, in which the plaintiff alleges trespass, conversion, and civil conspiracy against the defendants. A judgment has been entered against Dean, and management is currently appealing the decision. Management has accrued $5,499,836 for this potential loss using an interest rate to calculate interest of 6%.

The Company also has a number of unpaid legal judgments for amounts that plaintiffs claim are due for services or goods provided to the Company that are accrued and total approximately $55,295,862 and $3,400,000 as of September 30, 2025 and December 31, 2024, respectively, related to unpaid legal judgments. These amounts primarily represent finalized judgments and settlements rendered by courts or arbitration panels for services or goods previously provided to the Company for which payment has not yet been made.

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

During the periods presented, we reported our financial performance based on the following segments: Corporate, American Infrastructure (AIC), ReElement (RLMT) and Electrified Materials Corporation (EMC).

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

The table below presents information about reported segments for the three and nine months ending:

Nine Months Ended
September 30, 2025
($ in thousands)	Corporate	American Infrastructure	ReElement	EMC	Consolidated
Revenues	$-	$-	$45,349	$-	$45,349
Gross margin	(239,452)	(109,786)	(111,972)	-	(461,210)
Operating income (loss)	$(4,295,171)	$(7,317,496)	$(4,144,237)	$(373,878)	$(16,130,782)

Three Months Ended
September 30, 2025
($ in thousands)	Corporate	American Infrastructure	ReElements	American Metals	Consolidated
Revenues	$-	$-	$165	$-	$165
Gross margin	-	(24,413)	(43,855)	-	(68,268)
Operating income (loss)	$(395,411)	$(2,424,920)	$(1,439,086)	$(124,209)	$(4,383,626)

Nine Months Ended
September 30, 2024
($ in thousands)	Corporate	American Infrastructure	ReElement	EMC	Consolidated
Revenues	$7,147	$173,155	$153,255	$-	$333,557
Gross margin	(393,364)	(1,567,690)	(11,663)	-	(1,972,717)
Operating income (loss)	$(10,212,688)	$(7,977,465)	$(5,618,555)	$(249,209)	$(24,057,917)

Three Months Ended
September 30, 2024
($ in thousands)	Corporate	American Infrastructure	ReElement	EMC	Consolidated
Revenues	$7,147	$81,388	$146,908	$-	$235,443
Gross margin	(357,433)	40,217	115,089	-	(202,127)
Operating income (loss)	$(4,179,065)	$(1,871,268)	$(2,654,909)	$(124,210)	$(8,829,451)

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss) before income taxes, for the three and nine months ended September 30, 2025 and 2024, is as follows:

	For the Nine Months Ended
	September 30, 2025
	Corporate	American Infrastructure	ReElement	EMC	Consolidated
Total revenue	$-	$-	$45,349	$-	$45,349
Cost of revenues	(239,452)	(109,786)	(157,321)	-	(506,559)
Gross Margin	(239,452)	(109,786)	(111,972)	-	(461,210)
Operating income (expense)
Accretion	-	(743,631)	-	-	(743,631)
Depreciation	(91,934)	(1,367,751)	(82,175)	-	(1,541,860)
Amortization of mining rights	-	(911,753)	-	-	(911,753)
General and administrative	(3,025,534)	(3,806,372)	(2,844,227)	(372,628)	(10,048,761)
Professional fees	(662,677)	(360,366)	(171,939)	(1,250)	(1,196,232)
Litigation expense	(179,507)	-	-	-	(179,507)
Production taxes and royalties	(3,761)	(17,837)	15,481	-	(6,117)
Development	(92,306)	-	(949,405)	-	(1,041,711)
Segment operating loss	$(4,295,171)	$(7,317,496)	$(4,144,237)	$(373,878)	$(16,130,782)

Reconciliation to net loss:					$(6,887,963)
Net loss					$(23,018,745)

	For the Three Months Ended
	September 30, 2025
	Corporate	American Infrastructure	ReElement	EMC	Consolidated
Total revenue	$-	$-	$165	$-	$165
Cost of revenues	-	(24,413)	(44,020)	-	(68,433)
Gross Margin	-	(24,413)	(43,855)	-	(68,268)
Operating income (expense)
Accretion	-	(247,877)	-	-	(247,877)
Depreciation	(30,981)	(454,009)	(31,383)	-	(516,373)
Amortization of mining rights	-	(303,917)	-	-	(303,917)
General and administrative	(133,235)	(1,257,441)	(1,021,166)	(124,209)	(2,536,051)
Professional fees	(122,970)	(130,799)	(9,204)	-	(262,973)
Litigation expense	(60,493)	-	-	-	(60,493)
Production taxes and royalties	(1,110)	(6,467)	5,354	-	(2,223)
Development	(46,621)	3	(338,832)	-	(385,451)
Segment operating loss	$(395,411)	$(2,424,920)	$(1,439,086)	$(124,209)	$(4,383,626)

Reconciliation to net loss:					$(3,317,087)
Net loss					$(7,700,713)

	For the Nine Months Ended
	September 30, 2024
	Corporate	American Infrastructure	ReElement	EMC	Consolidated
Total revenue	$7,147	$173,155	$153,255	$-	$333,557
Cost of revenues	(400,511)	(1,740,845)	(164,918)	-	(2,306,274)
Gross Margin	(393,364)	(1,567,690)	(11,663)	-	(1,972,717)
Operating income (expense)
Accretion	-	(744,885)	-	-	(744,885)
Depreciation	(520,082)	810,475	(1,929,392)	-	(1,638,999)
Amortization of mining rights	(311,685)	-	(615,264)	-	(926,949)
General and administrative	(7,502,489)	(5,679,095)	(2,250,248)	(249,209)	(15,681,041)
Professional fees	(951,773)	(667,822)	(172,858)	-	(1,792,453)
Litigation expense	(240,658)	-	-	-	(240,658)
Production taxes and royalties	(6,185)	(23,752)	5,696	-	(24,241)
Development	(286,452)	(504,696)	(644,826)	-	(1,435,974)
Gain on sale of equipment	-	400,000	-	-	400,000
Segment operating loss	$(10,212,688)	$(7,977,465)	$(5,618,555)	$(249,209)	$(24,057,917)

Reconciliation to net loss:					$(4,697,396)
Net loss					$(28,755,313)

	For the Three Months Ended
	September 30, 2024
	Corporate	American Infrastructure	ReElement	EMC	Consolidated
Total revenue	$7,147	$81,388	$146,908	$-	$235,443
Cost of revenues	(364,580)	(41,171)	(31,819)	-	(437,570)
Gross Margin	(357,433)	40,217	115,089	-	(202,127)
Operating income (expense)
Accretion	-	(247,992)	-	-	(247,992)
Depreciation	(637)	810,475	(1,378,752)	-	(568,914)
Amortization of mining rights	-	-	(307,970)	-	(307,970)
General and administrative	(3,197,333)	(2,305,991)	(625,310)	(124,210)	(6,252,844)
Professional fees	(362,214)	(29,076)	(4,477)	-	(395,767)
Litigation expense	(120,986)	-	-	-	(120,986)
Production taxes and royalties	(1,391)	(3,436)	3,572	-	(1,255)
Development	(139,070)	(135,465)	(457,061)	-	(731,596)
Gain on sale of equipment	-	-	-	-	-
Segment operating loss	$(4,179,064)	$(1,871,268)	$(2,654,909)	$(124,210)	$(8,829,451)

Reconciliation to net loss:					$(1,796,989)
Net loss					$(10,626,440)

Total long-lived assets, by segment were as follows:

	September 30,	December 31,
($ in thousands)	2025	2024
Corporate	$646,042	$1,076,157
American Infrastructure	9,437,370	12,493,963
ReElement	25,231,559	24,925,048
American Metals	1,392,124	1,656,572
Consolidated	$36,707,095	$40,151,740

NOTE 11 - SUBSEQUENT EVENTS

On October 13, 2025, the Company entered into securities purchase agreements with certain investors for the private placement of 9,480,282 shares of common stock at $3.55 per share. The Company filed a registration statement on Form S-1 regarding this event.

On October 15, 2025, the Company entered into securities purchase agreements with certain investors pursuant to which it agreed to issue and sell, in a private placement offering, an aggregate of 2,661,764 shares of common stock at a purchase price of $5.10 per share and pre-funded warrants to purchase up to 5,181,374 shares of common stock at an exercise price of $0.0001 per share, at a purchase price of $5.0999 per warrant.  The Company filed a registration statement on Form S-1 regarding this event.

On November 3, 2025, American Resources Corporation (or the “Company”) issued a press releasing announcing its holding company, ReElement Technologies Corporation, a leading U.S. innovator in rare earth element (REE) and critical mineral refining, of which the Company holds approximately 19% of the current outstanding common shares, announced a joint partnership of $1.4 billion with the U.S Department of War’s Office of Strategic Capital (OSC). The funding supports the expansion of ReElement’s partnership with Vulcan Elements (“Vulcan”) to scale a 100% vertically integrated, domestic rare earth magnet supply chain. The OSC’s commitment includes two separate loans, matched by private capital: $80 million to ReElement Technologies and $620 to Vulcan Elements. These loans will directly support the production of advanced rare earth element separation, metallization, and magnet manufacturing capabilities in the United States. With the increased manufacturing and processing capabilities enabled by OSC’s loans, Vulcan Elements and ReElement will collectively scale to 10,000 metric tonnes of NdFeB magnet production capability, thereby significantly reducing the U.S. NdFeB magnet supply chain gap. In conjunction with the loan commitment, the U.S. Department of War will receive warrants in ReElement Technologies Corporation.

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

Efforts to diversify revenue streams have led to the establishment of additional subsidiaries; Electrified Materials Corporation (EMC) which is focused on the aggregation, recovery and sale of recovered metal and steel and American Rare Earth LLC (ARE) which is focused on the purification and monetization of critical and rare earth element deposits and end of life magnets and batteries.  During 2024, American Rare Earth LLC changed its name to ReElement Technologies LLC (ReElement).  During 2024, ReElement filed and changed from a limited liability company to a corporation. During 2025, the Company gave up majority stake in American Infrastructure, ReElement, and Electrified Materials. The Company maintained contractual and financial interests in each of these entities that provide it with the power to direct key activities and accordingly these entities continue to be consolidated as variable interest entities.

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

In June 2023, WCC closed on an Industrial Development Bond in the amount of $45,000,000 for the purpose of financing the development of the permits and infrastructure.  As of September 30, 2025 and December 31, 2024, approximately $32,500,000 and $9,500,000 of the $36,500,000 initial project fund have been expended, respectively.  Due to a delay in government approvals and the expansion of rare earth concentrations it is undeterminable as to when meaningful operations will commence and the additional capital expenditures required.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Revenue
Coal sales	$-	$-	$-	$-	$-	$-
Metal recovery and sales	-	54,095	(54,095)	2,996	87,542	(84,546)
Service Fee Revenue	-	99,960	(99,960)	40,605	99,960	(59,355)
Rare Earth Oxide Revenue	165	81,388	(81,223)	1,748	-	1,748
Royalty income	-	-	-	-	146,055	(146,055)
Total revenue	165	235,443	(235,278)	45,349	333,557	(288,208)

Operating expenses (income)
Cost of coal sales and processing	68,433	437,570	(369,137)	506,559	2,306,274	(1,799,715)
Accretion	247,877	247,992	(115)	743,631	744,885	(1,254)
Depreciation	516,373	568,914	(52,541)	1,541,860	1,638,999	(97,139)
Amortization of mining rights	303,917	307,970	(4,053)	911,753	926,949	(15,196)
General and administrative	2,356,051	6,252,844	(3,716,793)	10,048,761	15,681,041	(5,632,280)
Professional fees	262,973	395,767	(132,794)	1,196,232	1,792,453	(596,221)
Litigation expense	60,493	120,986	(60,493)	179,507	240,658	(61,151)
Production taxes and royalties	2,223	1,255	968	6,117	24,241	(18,124)
Development	385,451	731,596	(346,145)	1,041,711	1,435,974	(394,263)
Gain on sale of equipment	-	-	-	-	(400,000)	400,000
Total operating expenses	4,383,791	9,064,894	(4,681,103)	16,176,131	24,391,474	(8,215,343)

Net loss from operations	(4,383,791)	(8,829,451)	4,445,825	(16,130,782)	(24,057,917)	7,927,135

Other income (expense)
Earnings from equity method investees	(8,979)	(163,355)	154,376	(42,811)	(394,715)	351,904
Other income and (expense)	(1,337,829)	185,158	(1,522,987)	(1,070,865)	342,562	(1,413,427)
Interest income	9,932	147,669	(137,737)	21,356	998,657	(977,301)
Uncategorized Expense	-			-	-
Interest expense	(1,980,211)	(1,966,461)	(13,750)	(5,795,643)	(5,643,900)	(151,743)
Total other income (expenses)	(3,317,087)	(1,796,989)	(1,520,098)	(6,887,963)	(4,697,396)	(2,190,567)

Net loss	(7,700,713)	(10,626,440)	2,925,727	(23,018,745)	(28,755,313)	5,736,568
Less: Non-controlling interest	3,299,210	15,465	3,283,745	12,825,484	80,888	12,744,596
Net loss attributable to AREC shareholders	$(4,401,503)	$(10,610,975)	$6,209,472	$(10,193,261)	$(28,674,425)	$18,481,164

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarizes revenue for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024	Change
Revenue
Coal sales	$-	$-	-
Metal recovery and sales	-	54,095	(54,095)
Service fee revenue	-	99,960	(99,960)
RareEarth oxide revenue	165	81,388	(81,223)
Total revenue	$165	$235,443	(235,278)

Revenue decreased by $235,278 for the three months ended September 30, 2025 compared to 2024. The primary driver of the decrease was a reduction in metal recovery sales, serviced fee revenue and RareEarth oxide revenue.

The following table summarizes the period over period changes in operating expenses (income) for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024	Change
Operating expenses (income)
Coal production and holdings costs	$68,433	$437,570	(369,137)
Accretion	247,877	247,992	(115)
Depreciation	516,373	568,914	(52,541)
Amortization of mining rights	303,917	307,970	(4,053)
General and administrative	2,536,051	6,252,844	(3,716,793)
Professional fees	262,973	395,767	(132,794)
Litigation expense	60,493	120,986	(60,493)
Production taxes and royalties	2,223	1,255	968
Development	385,451	731,596	(346,145)
Gain on sale of equipment	-	-	-
Total operating expenses	$4,383,791	$9,064,894	(4,681,103)

Total operating expenses decreased by $4,681,103 for the three months ending September 30, 2025 as compared to 2024. This decrease was primarily driven by lower general and administration expenses of $3,716,793 due to a decrease in related party expenses driven by a decrease in use of environmental services related to the slow down in mining related operations.

The following table summarizes the period over period changes in other income (expense) for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024	Change
Other income (expense)
Earnings from equity method investees	$(8,979)	$(163,355)	154,376
Other income and (expense)	(1,337,829)	185,158	(1,522,987)
Interest income	9,932	147,669	(137,737)
Interest expense	(1,980,211)	(1,966,461)	(13,750)
Total other income (expenses)	$(3,317,087)	$(1,796,989)	(1,520,098)

Other income (expense) for the three months ended September 30, 2025 resulted in a net expense of $3,317,087, compared to $1,796,989 for the three months ended September 30, 2024, representing an increase in net other expense of $1,520,098. The increase is primarily attributable to a net increase in other expenses of $1,522,987, driven largely by the $1,337,829 loss recognized on accounts payable and debt conversions during the current period. In addition, interest income decreased by $137,737, reflecting lower interest-earning balances compared to the prior year. Partially offset by a $154,376 improvement in earnings from equity method investees, reflecting reduced losses from the Company’s equity investments. Interest expense increased slightly by $13,750, due to changes in debt-related accruals.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our revenue for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024	Change
Revenue
Coal sales	$-	$-	-
Metal recovery and sales	2,996	87,542	(84,546)
Service fee revenue	40,605	99,960	(59,355)
RareEarth oxide revenue	1,748	-	1,748
Royalty income	-	146,055	(146,055)
Total revenue	$45,349	$333,557	(288,208)

Revenue decreased by $288,208 for the nine months ended September 30, 2025 compared to 2024. The primary driver of the decrease was a reduction of $146,055 in royalty income for the nine months ended September 30, 2025 as compared to 2024.

The following table summarizes the period over period changes in operating expenses (income) for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
	2025	2024	Change
Operating expenses (income)
Coal production and holdings costs	$506,559	$2,306,274	(1,799,715)
Accretion	743,631	744,885	(1,254)
Depreciation	1,541,860	1,638,999	(97,139)
Amortization of mining rights	911,753	926,949	(15,196)
General and administrative	10,048,761	15,681,041	(5,632,280)
Professional fees	1,196,232	1,792,453	(596,221)
Litigation expense	179,507	240,658	(61,151)
Production taxes and royalties	6,117	24,241	(18,124)
Development	1,041,711	1,435,974	(394,263)
Gain on sale of equipment	-	(400,000)	400,000
Total operating expenses	$16,176,131	$24,391,474	(8,215,343)

This decrease was primarily attributable to lower coal production-related and holding costs, which declined by $1,799,715 due to initiatives to reduce labor expenses, a reduction in general and administrative expenses of $5,632,280 due to a decrease in related party expenses driven by a decrease in use of environmental services related to the slow down in mining related operations and a decrease in professional fees of $596,221 due to reduced legal fees.

The following table summarizes the period over period changes in other income (expense) for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
	2025	2024	Change
Other income (expense)
Earnings from equity method investees	$(42,811)	$(394,715)	351,904
Other income and (expense)	(1,070,865)	342,562	(1,413,427)
Interest income	21,356	998,657	(977,301)
Interest expense	(5,795,643)	(5,643,900)	(151,743)
Total other income (expenses)	$(6,887,963)	$(4,697,396)	(2,190,567)

Other income (expense) for the nine months ended September 30, 2025 resulted in a net expense of $6,887,963, compared to $4,697,396 for the nine months ended September 30, 2024, representing an increase in net other expense of $2,190,567. The increase is primarily driven by a $1,413,427 net increase in other expenses, which is largely attributable to the loss recognized on accounts payable and debt conversions, interest income decreased by $977,301, reflecting significantly lower interest-earning balances compared to the prior period and interest expense also increased by $151,743, due to changes in interest-bearing debt and related accruals. Partially offset by a $351,904 improvement in earnings from equity method investees, reflecting reduced losses from the Company’s equity-accounted investments.

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

As of September 30, 2025, the company has a cash balance of $2,081,780 and a working deficit of $75,245,916. We expect to fund our liquidity requirements over the next 12 months primarily with cash on hand and additional debt and equity financing transactions.  If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may be required to rationalize our expenditures or slow down efforts to further develop our new business models. We do not have any credit lines currently available to fund our liquidity requirements.  Maintaining future liquidity is subject to significant uncertainties primarily related to the generation of revenues from our new business models at levels that surpass breakeven and the ability to obtain additional debt and equity financing.

Cash Flows

Nine months Ended September 30, 2025 and 2024

	Nine months ended September 30,
	2025	2024	Change
Consolidated statement of cash flow data:
Cash used in operating activities	(9,417,099)	(17,549,869)	(8,132,770)
Cash provided by investing activities	2,787,928	(120,102,939)	122,890,867
Cash provided by financing activities	9,216,317	145,065,317	(135,849,000)
Net change in cash and restricted cash	2,587,146	7,412,509	(4,825,363)

Cash used in operating activities decreased by $5,655,298 compared to the prior period. This change was primarily driven by a $5,736,568 decrease in net loss, which positively impacted operating cash flow.

Cash provided by investing activities for the nine months ended September 30, 2025 was $2,787,928, compared to cash used in investing activities of $120,102,939 for the nine months ended September 30, 2024. The 2025 period has cash provided by the sale of restricted investments totaling $154,878,566 compared to $25,790,529 provided by the sale of restricted investments in 2024.

Cash provided by financing activities for the nine months ended 2025 was $9,216,317 compared to $145,065,317 for the nine months ended 2024. The change was due to the proceeds from tax exempt bonds, net of $149,719,208, which were received on March 28, 2024.. This was partially offset by repayments of other financing obligations of $5,737,299.

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

AMERICAN RESOURCES CORPORATION

Date: November 17, 2025	By:	/s/ Mark C. Jensen
	Name:	Mark C. Jensen
	Title:	CEO, Chairman of the Board
Principal Executive Officer

