Form 10-K
period 2025-12-31
American Resources Corp
filed 2026-05-20
CIK 1590715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $63,949,282.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of May 19, 2026 was 106,971,272 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN RESOURCES CORPORATION

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2025

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of American Resources Corporation for the year ended December 31, 2025 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Item 1. Business

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

On January 5, 2017, American Resources Corporation (ARC) executed a Share Exchange Agreement between the Company and Quest Energy Inc. (“Quest Energy”), a private company incorporated in the State of Indiana on May 2015 with offices at 12115 Visionary Way, Fishers, IN 46038, and due to the fulfillment of various conditions precedent to closing of the transaction, the control of the Company was transferred to the Quest Energy shareholders on February 7, 2017. This transaction resulted in Quest Energy becoming a wholly-owned subsidiary of ARC. On November 25, 2020, Quest Energy changed its name to American Carbon Corp.  On December 27, 2024, American Carbon changed its name to American Infrastructure Corporation (AIC).

American Infrastructure Corporation currently has six coal mining and processing operating subsidiaries: McCoy Elkhorn Coal LLC (doing business as McCoy Elkhorn Coal Company) (McCoy Elkhorn), Knott County Coal LLC (Knott County Coal), Deane Mining, LLC (Deane Mining), Wyoming County Coal LLC (Wyoming County), Perry County Resources (Perry County) located in eastern Kentucky and western West Virginia within the Central Appalachian coal basin, and ERC Mining Indiana Corporation (ERC) located in southwest Indiana within the Illinois coal basin. The coal deposits under control by the Company are generally comprise of metallurgical coal (used for steel making), pulverized coal injections (used in the steel making process) and high-BTU, low sulfur, low moisture bituminous coal used for a variety of uses within several industries, including industrial customers and specialty products

Efforts to diversify revenue streams have led to the establishment of additional subsidiaries; Electrified Materials Corporation (EMC) which is focused on the aggregation, recovery and sale of recovered metal and steel and American Rare Earth LLC (ARE) which is focused on the purification and monetization of critical and rare earth element deposits and end of life magnets and batteries.  During 2024, American Rare Earth LLC changed its name to ReElement Technologies LLC (ReElement). During 2024, ReElement filed and changed from a limited liability company to a corporation.  The Company also looks for opportunities to invest and operate new and innovate technologies within the mineral and infrastructure industry.

On December 25, 2025, it was determined that ARC was no longer the primary beneficiary of AIC and no longer was required to consolidate AIC’s financial reporting.

On December 26, 2025, it was determined that ReElement was no longer a variable interest entity and ARC had no ongoing requirement to consolidate ReElement’s financial reporting.

EMC continues to be fully consolidated and controlled by the Company.

Competition

The global commodity industry for critical minerals, rare earth element and coal is intensely competitive. When evaluating areas of competition, the most important factors on which the Company competes are mineral quality, delivered costs to the customer and reliability of supply. Principal domestic competitors are MP Materials, Lithium Americas, Ramaco Resources, Arch Resources, Contura Energy, and Warrior Met Coal. Many of these coal producers may have greater financial resources and larger coal deposit bases than we do. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as China, Australia, Colombia, Indonesia and South Africa.

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

The Company currently has 7 direct employees. The Company is headquartered in Fishers, Indiana with four members of the Company’s executive team based at this location.

Item 1A. Risk Factors.

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

ARC’s principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $9,178 per month in rent for the office space and the lease expires in June 2034. The rent is subject to escalation payments on an annual basis.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A Common Stock (also referred to as common stock or shares) is presently traded on the NASDAQ Capital Market under the ticker symbol AREC. Our common stock has been thinly traded since our Company’s inception. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future. The following table sets forth information as reported by the Nasdaq Capital Markets for the high and low bid and ask prices for each of the eight quarters ending December 31, 2025 for our common stock. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2025
March 31	$0.92	$0.43
June 30	1.68	0.38
September 30	3.33	0.78
December 31	$7.11	$2.08
Quarters ending in 2024
March 31	$1.78	$1.68
June 30	1.59	1.48
September 30	0.99	0.41
December 31	$1.34	$0.84

(b) Holders

As of December 31, 2025, the Company had 125 Class A Common Stock shareholders of record holding 23,642,047 shares of our Class A Common Stock issued and outstanding. This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 83,277,782 Class A Common Stock. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Public market for common stock

Effective, February 15, 2019, The Company’s Common Stock began trading on the NASDAQ Capital Market.

Recent Sales of Unregistered Securities.

CLASS A COMMON STOCK

During the periods ending December 31, 2025 and December 31, 2024, the Company engaged in the sale of its unregistered securities as described below. The shares of our Class A Common Stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our Class A Common Stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

Class A Common Stock Activity Disclosure:

Year	Transaction Description	Shares Issued (Re-purchased)
2024	Issued pursuant to warrant conversions	902,419
2024	Issued pursuant to debt conversions	595,790
2024	Issued pursuant to consulting arrangements	102,500
2024	Issued pursuant to stock option exercises	148,000
	2024 Total Issued	1,748,709

2025	Exercise of cashless common stock options	577,676
2025	Issued to settle accounts payable and accrued expense	7,299,143
2025	Common stock issued to settle long-term debt	1,500,726
2025	Exercise of warrants for common stock	2,162,807
	Issuance of common shares for consulting services	59,978
2025	Proceeds from equity offering	17,323,420
	2025 Net Issued	28,923,750

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

SERIES B PREFERRED STOCK

Our certificate of incorporation authorizes our Board of Directors, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time our Series B Preferred stock, par value $0.001 per share, covering up to an aggregate of 20,000,000 shares of Series B Preferred stock. The Series B Preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board of Directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders. As of December 31, 2025, and 2024, 0 shares of Series B Preferred stock are outstanding. The amount outstanding as of 2017 includes 850,000 shares of Series B Preferred stock issued to investors and 53,157 shares of Series B Preferred stock issued as part of the 8.0% annual dividend that is accrued and paid in-kind, as described below.

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

The holders of Series C Preferred shares are entitled to vote on an “as-converted” basis of one share of Series C Preferred Stock voting for one vote of common stock. The holders of the Series C Preferred shall accrue and pay-in-kind with additional Series C Preferred stock a dividend based on a 10.0% annual percentage rate, compounded annually in arrears, for any Series C Preferred stock that is outstanding at the end of such prior year.

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

OPTIONS AND WARRANTS

The Company has issued stock options and warrants to employees, directors, consultants, and investors under equity compensation arrangements and financing transactions.

Shares of Class A common stock underlying these options and warrants are authorized and reserved for issuance but are not considered issued or outstanding until such options or warrants are exercised.

Upon exercise, shares issued pursuant to options or warrants are issued either under an effective registration statement or pursuant to an exemption from registration, depending on the terms of the underlying instrument and the applicable securities law provisions.

As of December 31, 2025, the Company had outstanding options and warrants exercisable into shares of Class A common stock, with shares reserved under the Company’s authorized but unissued common stock to satisfy such potential exercises.

SECURITIES PURCHASE AGREEMENTS

During 2025, the Company entered into securities purchase agreements with certain investors for the private placement of 9,480,282 shares of common stock at $3.55 per share. The Company filed a registration statement on Form S-1 regarding this event.

During 2025, the Company entered into securities purchase agreements with certain investors pursuant to which it agreed to issue and sell, in a private placement offering, an aggregate of 2,661,764 shares of common stock at a purchase price of $5.10 per share and pre-funded warrants to purchase up to 5,181,374 shares of common stock at an exercise price of $0.0001 per share, at a purchase price of $5.0999 per warrant. The Company filed a registration statement on Form S-1 regarding this event.

Item 6. Selected Financial Data.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this annual report. Prior period amounts have been revised to reflect the correction of errors described in Note 13.

Overview.

Our primary source of revenue through 2025 has been the sale of metallurgical coal and coal used in pulverized coal injection (PCI), critical mineral process technology, purified elements and recycled metals; all of which are essential building blocks in the steel manufacturing process.

The overall outlook of critical minerals, recycled metals, metallurgical coal and rare earths is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. have been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts.

Results of Operations.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024.

	For the Years Ended
	December 31,
	2025	2024	Change

Revenue
Metal recovery and sales	$-	$34,070	$(34,070)
Total revenue	-	34,070	(34,070)

Operating expenses
Cost of coal sales and processing	306,639	530,891	(224,252)
Depreciation	122,916	123,253	(337)
General and administrative	9,557,890	11,417,208	(1,859,318)
Professional fees	478,449	1,735,305	(1,256,856)
Litigation expense	720,283	-	720,283
Production taxes and royalties	14,851	11,638	3,213
Development	107,507	434,793	(327,286)
Total operating expenses	11,308,535	14,253,088	(2,944,553)

Net loss from operations	(11,308,535)	(14,219,018)	2,910,483

Other income (expense)
Earnings from equity method investees	(84,063)	(409,268)	325,205
Loss on debt extinguishment	(5,193,382)	-	(5,193,382)
Other income and (expense)	(61,927)	110,060	(171,987)
Interest income	577,526	78,791	498,735
Interest expense	(1,764,115)	(1,521,726)	(242,389)
Total other income (expenses)	(6,525,961)	(1,742,143)	(4,783,818)

Loss from continuing operations	(17,834,496)	(15,961,161)	(1,873,335)
Income (loss) from discontinued operations	73,219,707	(23,242,809)	96,462,516
Net gain (loss)	55,385,211	(39,203,970)	94,589,181
Less: Non-controlling interest	26,526	87,814	(61,288)
Net gain (loss) attributable to ARC shareholders	$55,411,737	$(39,116,156)	$94,527,893

Revenues

The following table summarizes the changes in revenue generating operations:

	For the Years Ended
	December 31,
	2025	2024	Change

Revenue
Metal recovery and sales	$-	$34,070	$(34,070)
Total revenue	$-	$34,070	$(34,070)

Revenues for 2025 and 2024 were $0 and $34,070, respectively. The Company did not generate revenues during 2025 as it did not conduct metal recovery or sales activities during the period. The timing and extent of future revenues, if any, will depend on strategic, operational, and market factors, and there can be no assurance that revenue‑generating activities will resume in the near term.

Operating expenses

The following table summarizes the changes in operating expenses:

	For the Years Ended
	December 31,
	2025	2024	Change

Operating expenses
Cost of Sales	$306,639	$530,891	$(224,252)
Depreciation	122,916	123,253	(337)
General and administrative	9,557,890	11,417,208	(1,859,318)
Professional fees	478,449	1,735,305	(1,256,856)
Litigation expense	720,283	-	720,283
Production taxes and royalties	14,851	11,638	3,213
Development	107,507	434,793	(327,286)
Total operating expenses	$11,308,535	$14,253,088	$(2,944,553)

Total operating expenses decreased by $2.9 million to $11.3 million for the year ended December 31, 2025, compared to $14.3 million in 2024. The decrease was primarily driven by lower general and administrative expenses, professional fees, coal production and holdings costs, and development costs as the Company reduced legacy coal‑related activities and continued to rationalize its cost structure following the strategic shift in operations. The $1.8 million reduction in general and administrative expenses was principally attributable to lower stock‑based compensation and reduced related‑party expenses. Professional fees declined primarily due to decreased transaction‑related and advisory costs compared to the prior year. Development costs decreased as a result of lower contract labor and research and development activity. These decreases were partially offset by litigation expense incurred during 2025 and modest increases in production taxes and royalties.

Other income (expense)

The following table summarizes the changes in other income (expense):

	For the Years Ended
	December 31,
	2025	2024	Change

Other income (expense)
Earnings from equity method investees	$(84,063)	$(409,268)	$325,205
Loss on debt extinguishment	(5,193,382)	-	(5,193,382)
Other income and (expense)	(61,927)	110,060	(171,987)
Interest income	577,526	78,791	498,735
Interest expense	(1,764,115)	(1,521,726)	(242,389)
Total other income (expenses), net	$(6,525,961)	$(1,742,143)	$(4,783,818)

Total other expense increased to $6.5 million for the year ended December 31, 2025, compared to $1.7 million in 2024. The increase was primarily driven by a $5.1 million loss recognized on the extinguishment of debt during 2025. In addition, net equity method losses declined year over year as losses from equity‑method investees decreased compared to the prior year. Interest income increased due to higher average cash balances and investment yields during 2025, while interest expense increased primarily as a result of additional financing obligations entered into during the year. Other income and expense fluctuated modestly and was not a significant contributor to the overall change year over year.

The loss on debt extinguishment and litigation expense recorded during 2025 were non‑recurring in nature and are not expected to be indicative of future results.

Liquidity and Capital Resources.

Our primary sources of liquidity are derived from existing unrestricted cash, reimbursements from short-term investments and capital proceeds. We anticipate our Electrified Materials new business to achieve increasing revenues in 2026; however, we will continue to require cash flow from financing activities to support operations and the continued development of our new business models.

As of December 31, 2025, the Company had a cash balance of $31,701,916 unrestricted investments totaling $40,470,151 and a positive working capital balance of $73,054,345. The Company expects to fund its liquidity requirements over the next 12 months primarily through cash on hand and additional debt and equity financing transactions. Additionally, through short-term investments such as the fixed income fund. See further discussion around investments in Note 4. If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may be required to rationalize our expenditures or slow down efforts to further develop our new business models.

Cash Flows

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

	Years Ended December 31,
	2025	2024

Consolidated statement of cash flow data:
Cash used in operating activities	$(10,411,846)	$1,991,801
Cash used in investing activities	(39,360,615)	945,968
Cash provided by financing activities	81,272,921	(4,351,968)
Net change in cash and restricted cash	$31,500,460	$(1,414,199)

Net cash used in operating activities was $10.4 million for the year ended December 31, 2025, compared to net cash provided of $2.0 million for the year ended December 31, 2024. The increase in cash used during 2025 was primarily attributable to the Company’s net loss, increased operating expenses associated with development and corporate activities following the spin‑off, and changes in working capital, including increased prepaid expenses and inventories, partially offset by non‑cash charges such as stock‑based compensation, depreciation, and amortization. Operating cash flows in 2024 benefited from favorable working capital movements and lower overall operating costs during the period.

Net cash used in investing activities was $39.4 million for the year ended December 31, 2025, compared to net cash provided of $0.9 million for the year ended December 31, 2024. Cash used in investing activities during 2025 was primarily related to capital expenditures for property and equipment and changes in restricted investments associated with the Company’s project development activities. In contrast, investing activities in 2024 primarily reflected net proceeds from investments and lower levels of capital expenditures.

Net cash provided by financing activities was $81.3 million for the year ended December 31, 2025, compared to net cash used of $4.4 million for the year ended December 31, 2024. Financing activities during 2025 were primarily driven by proceeds from equity issuances, warrant exercises, and other financing arrangements, partially offset by repayments of financing obligations. Financing activities in 2024 primarily reflected repayments of debt and other financing obligations, with no comparable equity financings during the period.

Capital Resources

We had no material commitments for capital expenditures as of December 31, 2025.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

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

Consolidation/Deconsolidation of Variable Interest Entities and Controlled Companies. We review potential consolidation and deconsolidation of variable interest entities and controlled companies both on a qualitative and quantitative basis at the end of the reporting period.  If it is deemed that there are triggering events for a change in treatment the effects, including discontinued operations treatment, is assessed and recorded when the triggering event is deemed to have existed.

Fair Value of Investments.  The Company reviews the stated value of its retained investments using the accepted applicable fair value framework.  If there are changes in inputs the adjustments are run through the period in which the change occurred.

Stock Based Compensation. The Company records stock based compensation in accordance to the underlying documents to match the recognition of expense to the receipt of benefit. This includes an initial fair value assessment utilizing the Black Scholes Option Pricing Model and taking into account vesting schedules and any exercise or termination notices.

Income Tax Loss Carryforward and Allowance. The Company assesses its income tax loss carryforward and the level of appropriate loss allowance every quarter or when events warrant a revision.

Legal Contingencies and Accruals. The Company reviews its liabilities for potential losses associated with asserted or unasserted claims against the company.

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as of December 31, 2025.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, and because of the material weakness in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a‑15(f). Internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2025, management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to the existence of the following material weakness:

The Company has an insufficient number of personnel to adequately segregate accounting and financial reporting duties. This lack of segregation of duties results in limited independent review of financial reporting processes, which resulted in material error adjustments and period end accounting corrections, technical accounting treatment and disclosure adjustments and additional risk that errors or misstatements may not be prevented or detected on a timely basis.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding this material weakness, management believes the consolidated financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation pursuant to rules of the Securities and Exchange Commission that permit certain issuers to provide only management’s report.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following individuals serve as our executive officers and members of our board of directors as of December 31, 2025:

Name	Age	Positions

Mark C. Jensen	46	Chief Executive Officer, Chairman of the Board of Directors
Thomas M. Sauve	47	Former President, Director
Kirk P. Taylor	46	Chief Financial Officer
Josh Hawes	40	Independent Director
Gerardine Botte, PH.D.	54	Independent Director
Courtenay O. Taplin	74	Independent Director

Mark C. Jensen (age 46) – Chief Executive Officer

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

Thomas M. Sauve (age 47) – Former President

Tom has been involved a number of energy related businesses. Prior he had been an investor and partner in various natural resources assets over the last seven years including coal mining operations and various oil and gas wells throughout Texas and the Appalachia region. Since 2007, Tom also worked as a managing member at T Squared Capital LLC, an investment firm focused on private equity styled investing in start-up businesses Tom received his Bachelor’s degree in Economics, magna cum laude, from the University of Rochester, New York, with additional studies at the Simon Graduate School of Business. There are no arrangements or understandings between Tom and any other persons pursuant to which he was selected as an officer. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Tom resigned relinquished his role as President as of December 25, 2025.

Kirk Taylor, CPA (age 46) – Chief Financial Officer

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

Josh Hawes – Director

Josh Hawes is an Independent Board Director at American Resources Corporation (AREC). He brings over 15+ years of leadership experience, specializing in commodities, buy-side/sell-side investments, and advanced technologies, to assist ARC with its capital markets plan and corporate strategy. He has a vast knowledge of capital markets integration with strategic vision and vertical integration. Josh is currently the chair of the Audit and Compensation committees for AREC. His prior experience includes chief strategy officer of USA Rare Earth, CEO of Delta1x and Hawking Alpha. Hawes holds licenses spanning commodities, investment banking, public, and private securities, including Series 3, 63, 65, 7, 79, 82, and SIE. As well, Josh holds several professional designations, such as Wharton Business School’s Corporate Governance program certificate, “Maximizing Your Effectiveness in the Boardroom,” and University of Cambridge Judge Business School, “Circular Economy and Sustainability Strategies.” He is also holder of the Chartered Market Technician, Certified Hedge Fund Professional, and Qualified Family Office Professional    A Wireless Software Engineering graduate from Auburn University. The Board nominated Josh to serve as a director because of his experience and relationships in the critical minerals sector, banking sector and his experience in growth businesses. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

Director Independence

As of December 31, 2025 our board of directors consist of Mark C. Jensen, our Chief Executive Officer, Thomas M. Sauve, our former President, Josh Hawes, Gerardine Botte, PHD, and Courtenay O. Taplin, of which Ms. Botte and Messrs Hawes and Taplin are considered independent in accordance under the requirements of the NASDAQ, and SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. During the fiscal year ended December 31, 2025, none of our officers, directors or 10% shareholders failed to file any Section 16 report on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. In addition to the Code of Business Conduct and Ethics, our principal executive officer, principal financial officer and principal accounting officer are also subject to written policies and standards that are reasonably designed to deter wrongdoing and to promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the SEC and in other public communications made by us; compliance with applicable government laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code. We have posted the text of our Code of Business Conduct and Ethics on our public website. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics as applicable.

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

Committees of the Board of Directors

Currently, our board of directors has four committees: an Audit Committee, a Compensation Committee, a Nomination Committee, and a Safety and Environmental Committee. The composition and responsibilities of the four committees are described below.

Audit Committee

As required by the rules of the SEC, the audit committee consists solely of independent directors, who are Ms. Botte and Messrs Hawes, and Taplin. SEC rules also require that a public company disclose whether its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules.  Mr. Hawes meets the requirements of an audit committee financial expert.

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

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(I)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Mark C. Jensen, (1) CEO	2025	450,000	-0-	-0-	801,508	-0-	-0-	-0-	1,251,508
	2024	375,000	-0-	-0-	378,000	-0-	-0-	-0-	753,000

Thomas M. Sauve, (2) Former President	2025	350,000	-0-	-0-	569,680	-0-	-0-	8,074	927,754
	2024	300,000	-0-	-0-	207,000	-0-	-0-	8,417	515,417

Kirk P. Taylor, (3) CFO	2025	350,000	-0-	-0-	176,700	-0-	-0-	25,298	551,998
	2024	300,000	-0-	-0-	-0-			26,363	326,363

Tarlis R Thompson, (4) Former COO	2025	197,837	-0-	-0-	-0-	-0-	-0-	-0-	197,837
	2024	197,837	-0-	-0-	-0-	-0-	-0-	26,699	224,536

____________________

(1)

The Company entered into an employment agreement, beginning January 1, 2024 and expiring on December 31, 2024, with Mr. Jensen increasing base pay to $375,000 and carrying certain performance bonuses and stock options which would be awarded by the board of directors. The Company entered into an employment agreement, beginning January 1, 2025 and expiring on December 31, 2025, with Mr. Jensen increasing base pay to $450,000 and carrying certain performance bonuses and stock options which would be awarded by the board of directors. The Company issued 300,000 and 497,368 stock options in 2024 and 2025, respectively. The value in the option awards represents Black-Scholes Option Pricing Model fair market value.  No bonus was awarded during 2024 and 2025.

(2)

The Company entered into an employment agreement, beginning January 1, 2024 and expiring on December 31, 2024, with Mr. Sauve increasing base pay to $300,000 any carrying certain performance bonuses and stock options which would be awarded by the board of directors.  The Company entered into an employment agreement, beginning January 1, 2025 and expiring on December 31, 2025, with Mr. Sauve increasing base pay to $350,000 any carrying certain performance bonuses and stock options which would be awarded by the board of directors. The Company issued 225,000 and 353,509 stock options in 2024 and 2025, respectively. The value in the option awards represents Black-Scholes Option Pricing Model fair market value. No bonus was awarded during 2024 and 2025. During 2025 and 2024, other compensation totaling $8,074 and $8,417included health insurance reimbursement. On December 25, 2025 Mr. Sauve relinquished his role as an officer.

(3)

The Company entered into an employment agreement, beginning January 1, 2024, and expiring on December 31, 2024, with Mr. Taylor increasing base pay to $300,000 any carrying certain performance bonuses and stock options which would be awarded by the board of directors. The Company entered into an employment agreement, beginning January 1, 2025, and expiring on December 31, 2025, with Mr. Taylor increasing base pay to $350,000 any carrying certain performance bonuses and stock options which would be awarded by the board of directors. The Company issued 0 and 109,649 stock options in 2024 and 2025, respectively. The value in the option awards represents Black-Scholes Option Pricing Model fair market value. No bonus was awarded during 2025 and 2024. During 2024 and 2025, other compensation totaling $26,363 and $25,298 included health insurance reimbursement.

(4)

There is no employment agreement in place for Mr. Thompson. 0 Options were issued during 2024. The value in the option awards represents Black-Scholes Option Pricing Model. During 2024 and 2025, other compensation totaling $26,699 and $0 included health insurance reimbursement. On January 27, 2025, Mr. Thompson relinquished his role as an officer.

Director Compensation

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and principal position		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mark C. Jensen (1)	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Thomas M. Sauve (2)	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Courtenay O. Taplin (3)	2025	-0-	-0-	241,725	-0-	-0-	-0-	241,725
	2024	-0-	-0-	134,597	-0-	-0-	-0-	134,597

Dr. Gerardine Botte (4)	2025	-0-	-0-	241,725	-0-	-0-	-0-	241,725
	2024	-0-	-0-	193,500	-0-	-0-	-0-	193,500

Josh Hawes (5)	2025	-0-	-0-	402,875	-0-	-0-	-0-	402,875
	2024	-0-	-0-	320,000	-0-	-0-	-0-	320,000

____________________

(1)	reserved

(2)	reserved

(3)

Mr. Taplin was appointed as a director on November 15, 2018. The value of the Option Award to Directors in Column (d) represents the fair market value of the stock options awarded using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the stock options to the option holder. During 2025 and 2024, 241,725 and 134,597 options were issued to Mr. Taplin for his service on the board, respectively.

(4)

Dr. Botte was appointed as a director on November 23, 2020. The value of the Option Award to Directors in Column (d) represents the fair market value of the stock options using the Black-Scholes Option Pricing Model, and does not represent the actual cash value of the stock options to the option holder. During 2025 and 2024, 241,725 and 193,500 options were issued to Dr. Botte for her service on the board.

(5)

Mr. Hawes was appointed as a director on August 16, 2023.  During 2025 and 2024, 402,875 and 320,000 options were issued to Mr. Hawes for his service on the board and chair of the audit and compensation committees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Employment Agreements

The Company has employment agreements in place with its Named Executive Officers that provide for base salary and eligibility to receive a discretionary annual performance bonus, as well as potential participation in the Company’s equity incentive plans, as described in the executive compensation footnotes. Bonus and equity awards, if any, are determined at the discretion of the Company’s Board of Directors. Certain executive employment agreements were entered into or renewed during fiscal year 2025 with terms specific to the individual officers, as further described in the executive compensation disclosures, and superseded prior arrangements that were in effect during 2024.

Outstanding Equity Awards

The following equity awards, including, options, restricted stock or other equity incentives from the Company to current officers are as follows:

- Chief Executive Officer:

•	November 23, 2020 to purchase up to 85,976 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•	December 13, 2021 to purchase up to 450,000 shares of our Company at $1.74 per share. Those options vest over 9 years.
•	June 28, 2022 to purchase up to 300,000 shares of our Company at $1.52 per share. Those options vest over 5 years.
•	July 27, 2022 to purchase up to 100,000 shares of our Company at $1.94 per share. Those options vest over 2 years.
•	January 1, 2023 to purchase 150,000 shares of our Company at $1.32 per share. Those options vest over 4.25 years.
•	April 19, 2023 to purchase 350,000 shares of our Company at $1.29 per share. Those options vest over 5 years.
•	July 18, 2023 to purchase 300,000 shares of our Company at $1.95 per share. Those options vest over 5.25 years.
•	February 8, 2024 to purchase 50,001 shares of our Company at $1.29 per share. Those options vest over 1 years.
•	February 8, 2024 to purchase 249,999 shares of our Company at $1.29 per share. Those options vest over 5.25 years.
•	December 19, 2025 to purchase 497,368 shares of our Company at $2.28 per share. Those options vest over 3 years.

- Former President:

•	November 23, 2020 to purchase up to 70,732 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•	December 13, 2021 to purchase up to 275,000 shares of our Company at $1.74 per share. Those options vest over 7 years.
•	June 28, 2022 to purchase up to 175,000 shares of our Company at $1.52 per share. Those options vest over 3 years.
•	July 27, 2022 to purchase up to 100,000 shares of our Company at $1.94 per share. Those options vest over 2 years.
•	January 1, 2023 to purchase 100,000 shares of our Company at $1.32 per share. Those options vest over 4.25 years.
•	April 19, 2023 to purchase 350,000 shares of our Company at $1.29 per share. Those options vest over 5 years.
•	July 18, 2023 to purchase 175,000 shares of our Company at $1.95 per share. Those options vest over 4.75 years.
•	February 8, 2024 to purchase 175,000 shares of our Company at $1.29 per share. Those options vest over 4.75 years.
•	August 29, 2024 to purchase 50,000 shares of our Company at $0.54 per share. Those options vest over 3 years.
•	December 19, 2025 to purchase 353,509 shares of our Company at $2.28 per share. Those options vest over 3 years.

- Chief Financial Officer:

•	November 23, 2020 to purchase up to 45,732 shares of our Company at $1.64 per share. Those options vest upon issuance.
•	February 3, 2021 to purchase up to 25,000 shares of our Company at $2.56 per share. Those options vest upon issuance.
•	December 13, 2021 to purchase up to 100,000 shares of our Company at $1.74 per share. Those options vest over 7 years.
•	July 27, 2022 to purchase up to 100,000 shares of our Company at $1.94 per share. Those options vest over 2 years.
•	January 1, 2023 to purchase 100,000 shares of our Company at $1.32 per share. Those options vest over 4.25 years.
•	April 19, 2023 to purchase 350,000 shares of our Company at $1.29 per share. Those options vest over 5 years.
•	December 19, 2025 to purchase 109,649 shares of our Company at $2.28 per share. Those options vest over 3 years.

- Former Chief Operating Officer, who was issued options under our Employee Incentive Stock Option Plan on

•	September 12, 2018 to purchase up to 136,830 shares of our Company at $1.00 per share. Those options vest equally over the course of three years.
•	June 5, 2019 to purchase up to 75,000 shares of our Company at $2.63 per share
•	June 18, 2020 to purchase up to 500,000 shares of our Company at $1.13 per share
•	December 13, 2021 to purchase up to 200,000 shares of our Company at $1.74 per share. Those options vest over 7 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of December 31, 2025, information regarding the beneficial ownership of the Company’s Class A Common Stock and Series A Convertible Preferred Stock by (i) each person or entity known to the Company to be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership information is determined in accordance with Rule 13d‑3 under the Securities Exchange Act of 1934.

Name and Address of Shareholder	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned

Golden Properties, Ltd. (2) (3)	9,102,246	8.51%

____________________

Name	Number of Shares of Series A Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock Owned	Common Stock Beneficially Owned (1)	Percent of Common Stock Beneficially Owned

Officers and Directors

Mark C. Jensen, Chief Executive Officer, Director	-	0%	149,969	0.14%
Thomas M. Sauve, Former President, Director	-	0%	59,988	0.06%
Kirk P. Taylor, Chief Financial Officer	-	0%	1,620,383	1.52%
Josh Hawes,	-	0%	-	0%
Courtney O. Taplin	-	0%	-	0%
Geradine Boutte	-	0%	-	0%
All Directors and Officers as a Group (6 persons)	-	0%	1,830,340	1.67%

All Directors, Officers and 5% Holders as a Group (7 persons)	-	0%	10,932,586	10.18%

 ____________________

(1)	A person is deemed to be the beneficial owner of securities that may be acquired within 60 days through the exercise of options, warrants or convertible securities.

(2)	Based on 106,919,829 shares of Class A Common Stock issued and outstanding as of December 31, 2025. Percentages have been rounded for convenience.

(3)

Golden Properties, Ltd. holds warrants exercisable for shares of Class A Common Stock; however, such warrants include provisions limiting exercise to ensure that Golden Properties, Ltd. and its affiliates do not beneficially own more than 9.99% of the Company’s outstanding Common Stock. Accordingly, pursuant to Rule 13d‑3, Golden Properties, Ltd. is deemed to beneficially own 9,102,246 shares of the Company’s Class A Common Stock as of December 31, 2025.

(4)	No shares of Series A Convertible Preferred Stock were outstanding as of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

Royalty Management Co.

In January 2021, the Company invested $2.25 million to acquire a 50% ownership interest in American Opportunity Venture, LLC (“AOV”) and became its managing member. AOV was determined to be a variable interest entity for which the Company is the primary beneficiary and is therefore consolidated in the Company’s consolidated financial statements. AOV’s sole investment is an equity interest in Royalty Management Co. (“RMCO”), which is accounted for under the equity method of accounting.

The investment was initially held in American Acquisition Opportunity Inc., a special purpose acquisition company, which completed a reverse merger with RMCO effective October 31, 2023. The Company recognizes earnings or losses related to its investment in RMCO on a three‑month lag to allow for the timely preparation of its financial statements. As of December 31, 2025 and 2024, the Company indirectly held 428,446 shares of Class A common stock of RMCO and 884,783 shares directly. In addition, as of December 31, 2025 and 2024, the Company held 381,243 and zero shares, respectively, of Series A Preferred Stock of RMCO.

ReElement Technologies Corporation (“RLMT”)

Prior to its deconsolidation, ReElement Technologies Corporation (“RLMT”) was determined to be a variable interest entity for which the Company was the primary beneficiary and was therefore consolidated in the Company’s consolidated financial statements during the applicable periods.

Upon completion of the spin‑off transaction, the Company determined that it was no longer the primary beneficiary of RLMT and deconsolidated RLMT in accordance with the guidance under ASC 810. Following deconsolidation, the Company no longer controls RLMT and does not direct the activities that most significantly impact RLMT’s economic performance.

As of December 31, 2025, the Company retained approximately 19% ownership interest in RLMT, which is accounted for under the equity method of accounting. The Company does not participate in the day‑to‑day operations, management, or governance of RLMT. Other than its retained ownership interest and the recognition of its proportionate share of earnings or losses under the equity method, the Company does not have any material ongoing contractual arrangements, guarantees, service agreements, or other transactions with RLMT.

RLMT is considered a related party of the Company subsequent to the deconsolidation date.

American Infrastructure Corporation (“AIC”)

The Company previously determined that its involvement with American Infrastructure Corporation (“AIC”) was subject to consolidation under the variable interest entity model. On December 25, 2025, the Company determined that it was no longer the primary beneficiary and deconsolidated AIC.

Following deconsolidation, the Company retained approximately 9% ownership interest in AIC, which does not provide the Company with significant influence over AIC’s operating or financial activities and is accounted for as a financial asset measured at fair value. The Company does not direct the activities that most significantly impact AIC’s economic performance and does not participate in AIC’s management or operations. Other than the retained ownership interest and rights, if any, described elsewhere in this Annual Report, the Company does not have any material ongoing transactions or arrangements with AIC.

AIC is considered a related party of the Company subsequent to the deconsolidation date.

Novusterra, Inc.

Novusterra, Inc. (“Novusterra”) is a related party due to management and governance relationships between the Company and Novusterra. On March 31, 2021, the Company entered into a Graphene Development Agreement with Novusterra, pursuant to which the Company received a non‑exclusive sublicense entitling it to fifty percent (50%) of the operating profits from Novusterra’s graphene manufacturing and marketing activities. In connection with this agreement, the Company’s Chief Executive Officer, Mark Jensen, replaced Novusterra’s Chairman of the Board of Directors.

On August 30, 2022, the Company entered into a purchase agreement under which it sold exclusive rights to certain patents previously included in the Graphene Development Agreement in exchange for 4,000,000 shares of Novusterra’s common stock, with a fair value of $1.78 million at the transaction date. In connection with this transaction, Andrew Weeraratne resigned as Novusterra’s Chief Executive Officer and director, and Gregory Jensen, the Company’s general counsel, was appointed Chief Executive Officer and director of Novusterra. Mr. Jensen also resigned as Chairman of Novusterra’s Board of Directors.

Following the transaction, Novusterra is no longer obligated to remit fifty percent (50%) of operating profits to the Company. However, Novusterra remains obligated to remit ten percent (10%) of revenues derived from an exclusive sublicense agreement with Kenai Defense Company, LLC and the U.S. Department of Defense that was transferred from the Company to Novusterra. Any subsequent contracts entered into by Novusterra with Kenai Defense Company, LLC or the Department of Defense are not subject to revenue‑sharing with the Company.

Novusterra was determined to be a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the investment was accounted for under the equity method. Effective March 6, 2024, the Company distributed 91% of its ownership interest in Novusterra to the Company’s stockholders as a special dividend, resulting in the Company retaining a 9% ownership interest represented by 1,417,500 common shares. Following this distribution, the remaining investment has been accounted for using the cost method. As of December 31, 2025 and 2024, the carrying value of the investment was $0.

FUB Mineral LLC

The Company owns a 23% interest in FUB Mineral LLC (“FUB”), which is accounted for under the equity method. The Company evaluated FUB under the variable interest entity guidance in ASC 810 and concluded that FUB is a variable interest entity; however, the Company is not the primary beneficiary and therefore is not consolidated. As of December 31, 2025 and 2024, there were no outstanding note receivable balances with FUB, and the Company recorded an allowance on the remaining carrying value of the note receivable due to collectability concerns.

Land Betterment Corporation

Effective January 1, 2022, the Company amended a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The amended contract terms state that service costs are passed through to the Company with a 12.5% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. For the year ended December 31, 2025 and 2024, the amounts incurred under the agreement amounted to $5,224,238 and $4,216,528, respectively. The amount paid for the year ended December 31, 2025 and 2024 amounted to $2,627,440 and $4,966,536, respectively. As of December 31, 2025 and 2024, the amount due under the agreement amounted to $5,314,599 and $1,683,612, respectively. These project management services were all payable as of December 31, 2025 and 2024.

Land Resources and Royalties LLC

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, Land Resources & Royalties, LLC (“LRR”), owned by members of the Company’s management. LRR leases various parcels of land to AIC and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683, which was fully settled during the year ended December 31, 2025. No interest expense related to this note was outstanding as of period‑end.

Director Independence.

The Board of Directors has determined that Ms. Botte and Messrs. Hawes and Taplin are independent within the meaning of the listing standards of the NASDAQ Capital Market. Under these standards, the Audit Committee is required to be composed solely of independent directors. The Board has also determined that all members of the Audit Committee satisfy the applicable independence requirements imposed by the Securities and Exchange Commission.

To the extent required by the trading market on which the Company’s securities are listed, the Company will continue to ensure that the composition of its Board of Directors complies with the Sarbanes‑Oxley Act and applicable listing standards, including the requirement that at least one director qualify as an audit committee financial expert.

Item 14. Principal Accounting Fees and Services.

On November 21, 2025, the Audit Committee approved the appointment of GreenGrowth CPAs (“GreenGrowth”) as the Company’s new independent public accounting firm, effective immediately. During the Company’s two most recent fiscal years, and any subsequent period prior to engaging GreenGrowth, neither the Company, nor anyone on its behalf, consulted GreenGrowth regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respective to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by GreenGrowth that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue;  or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

For the 2025 year end audit and related services, approximately $90,000 will be billed from GreenGrowth, of which $73,000 has been billed and paid.

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

For the 2024 year end audit and related services, $277,000 was paid to GBQ Partners LLC for their audit and related services.

The following is a summary of fees paid or to be paid to GreenGrowth CPAs and GBQ Partners LLC for services rendered for the years ended December 31, 2025 and 2024.

	2025	2024
Audit fees – GBQ Partners LLC	$-	$210,000
Audit related fees – GBQ Partners LLC		67,000
Audit fees – GreenGrowth CPAs	73,000
Total Fees	$73,000	$277,000

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

Exhibit Number	Description	Location Reference

3.1	Articles of Incorporation of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.2	Amended and Restated Articles of Incorporation of NGFC Equities Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s 8k filed on February 25, 2015.
3.3	Articles of Amendment to Articles of Incorporation of NGFC Equities, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K on February 21, 2017.
3.4	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated March 24, 2017.	Incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q, filed with the SEC on February 20, 2018.
3.5	Bylaws of Natural Gas Fueling and Conversion Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 27, 2013.
3.6	Bylaws, of NGFC Equities Inc., as amended and restated.	Incorporated herein by reference to Exhibit 3.2 to the Company’s 8k filed on February 25, 2015.
3.7	Articles of Amendment to Articles of Incorporation of American Resources Corporation dated November 8, 2018.	Filed as Exhibit 99.1 to the Company’s 8k filed on November 13, 2018, incorporated herein by reference.
3.8	Bylaws of American Resources Corporation, as amended and restated	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
4.1	Common Stock Purchase Warrant “B-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.1 to the Company’s 8k filed on October 11, 2017.
4.2	Common Stock Purchase Warrant “C-1” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.2 to the Company’s 8k filed on October 11, 2017.
4.3	Common Stock Purchase Warrant “C-2” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.3 to the Company’s 8k filed on October 11, 2017.
4.4	Common Stock Purchase Warrant “C-3” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.4 to the Company’s 8k filed on October 11, 2017.
4.5	Common Stock Purchase Warrant “C-4” dated October 4, 2017	Incorporated herein by reference to Exhibit 4.5 to the Company’s 8k filed on October 11, 2017.
4.6	Promissory Note for $600,000.00 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.6 to the Company’s 8k filed on October 11, 2017.
4.7	Promissory Note for $1,674,632.14 dated October 4, 2017	Incorporated herein by reference to Exhibit 4.7 to the Company’s 8k filed on October 11, 2017.
4.8	Loan Agreement for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on January 3, 2019.
4.9	Promissory Note for up to $6,500,000 dated December 31, 2018	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on January 3, 2019.
4.10	Share and Warrant Purchase Agreement	Incorporated herein by refence to Prospectus filed August 23, 2019
4.11	Share and Warrant Purchase Agreement	Incorporated herein by refence to Prospectus filed October 9, 2020
4.12	Share and Warrant Purchase Agreement	Incorporated herein by refence to Prospectus filed June 8, 2021
4.13	Share and Warrant Purchase Agreement	Incorporated herein by reference to Prospectus filed October 28, 2025
10.1	Secured Promissory Note	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 15, 2018.
10.2	Security Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 15, 2018.
10.3	Pledge Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on May 15, 2018.
10.4	Guaranty Agreement	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on May 15, 2018.
10.5	Bill of Sale	Incorporated herein by reference to Exhibit 99.5 to the Company’s 8k filed on May 15, 2018.
10.6	Sublease Agreement Between Colonial Coal Company, Inc. and McCoy Elkhorn Coal LLC	Incorporated herein by reference to Exhibit 99.1 to the Company’s 8k filed on May 1, 2018
10.7	Interim Operating Agreement	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on May 1, 2018
10.8	Consolidated and Restated Loan and Security Agreement dated October 4, 2017	Incorporated herein by reference to Exhibit 10.1 to the Company’s 8k filed on October 11, 2017
10.9	Asset Purchase Agreement between Wyoming County Coal LLC and Thomas Shelton dated November 7, 2018	Incorporated herein by reference to Exhibit 10.9 to the Company’s registration statement filed on February 14, 2019.

10.10	Asset Purchase Agreement between Wyoming County Coal LLC and Synergy Coal, LLC dated November 7, 2018	Incorporated herein by reference to Exhibit 10.10 to the Company’s registration statement filed on February 14, 2019.
10.11	Security Agreement	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on January 3, 2019.
10.12	Purchase Order	Incorporated herein by reference to Exhibit 99.4 to the Company’s 8k filed on January 3, 2019.
10.13	Employment Agreement with Mark C. Jensen	Incorporated herein by reference Form 8-K filed on November 25, 2020.
10.14	Employment Agreement with Thomas M. Sauve	Incorporated herein by Form 8-K filed on November 25, 2020.
10.15	Employment Agreement with Kirk P. Taylor	Incorporated herein by reference Form 8-K filed on November 25, 2020.
10.16	Employee Stock Option Plan	Incorporated herein by reference to Exhibit 10.16 to the Company’s registration statement filed on February 14, 2019.
10.17	Letter of Intent	Incorporated herein by reference to Exhibit 10.17 to the Company’s registration statement filed on February 14, 2019.
10.18	Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.18 to the Company’s registration statement filed on February 14, 2019.
10.19	Share Exchange Agreement to replace Merger Agreement with Colonial Coal	Incorporated herein by reference to Exhibit 10.19 to the Company’s registration statement filed on February 14, 2019.
14.1	Code of Conduct	Incorporated herein by reference to Exhibit 99.2 to the Company’s 8k filed on November 13, 2018.
14.2	Financial Code of Ethics	Incorporated herein by reference to Exhibit 99.3 to the Company’s 8k filed on November 13, 2018.
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

AMERICAN RESOURCES CORPORATION

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	May 19, 2026
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark C. Jensen	Principal Executive Officer,	May 19, 2026
Mark C. Jensen	Chief Executive Officer, Chairman of the Board of Directors

/s/ Kirk P. Taylor	Principal Financial Officer, Chief Financial Officer	May 19, 2026
Kirk P. Taylor

/s/ Josh Hawes	Director	May 19, 2026
Josh Hawes

/s/ Gerardine Botte	Director	May 19, 2026
Gerardine Botte, PHD

/s/ Courtenay O. Taplin	Director	May 19, 2026
Courtenay O. Taplin

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

AMERICAN RESOURCES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of American Resources Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Resources Corp. (the Company) as of December 31, 2025, and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of American Resources Corporation as of and for the year ended December 31, 2024, before the effects of the adjustments described in Note 2 to retrospectively reflect the discontinued operations presentation, were audited by other auditors whose report dated October 24, 2025, except for Note 13, as to which the date is May 19, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Audit of Adjustments to the 2024 Consolidated Financial Statements

We also have audited the adjustments described in Note 2 that were applied to the 2024 consolidated financial statements to retrospectively reflect the presentation of American Infrastructure Corporation (“AIC”) and ReElement Technologies Corporation (“RLMT”) as discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

I.	Deconsolidation of American Infrastructure Corporation and ReElement Technologies Corporation, Including Retained Interests and Discontinued Operations

Critical Audit Matter Description

As described in Notes 2 and 7 to the consolidated financial statements, during 2025 the Company deconsolidated AIC and RLMT after determining that it no longer had a controlling financial interest in those entities. The Company recognized the related deconsolidation effects, including the derecognition of assets and liabilities, gain on disposal, retained interests, and discontinued operations presentation. Following deconsolidation, the retained interest in RLMT was accounted for as an equity method investment, while the retained interest in AIC was accounted for as a financial asset measured at fair value.

We identified this matter as a critical audit matter due to the significant judgment involved in evaluating the loss of control, deconsolidation dates, classification and measurement of retained interests, and discontinued operations presentation. The matter also involved complex ownership, governance, contractual, and valuation considerations.

Audit Response

To address this critical audit matter, our procedures focused on deconsolidation, retained interests, and discontinued operations, and included the following:

•	Evaluated management’s accounting analysis under ASC 810, ASC 323, ASC 820, and ASC 205-20.

•	Inspected transaction documents, governance records, board minutes, ownership records, and related agreements.

•	Evaluated whether the Company retained control or significant influence over AIC and RLMT.

•	Assessed the classification of the retained interests.

•	Tested the deconsolidation calculations and recalculated the related gain on disposal.

•	Evaluated the fair value measurement of retained interests.

•	Involved auditor-engaged specialists to assist with technical accounting matters and the valuation of the retained interest in AIC.

•	Evaluated the related financial statement presentation and disclosures.

II.	Consolidation Assessment for Other Variable Interest Entities and Related-Party Investments

Critical Audit Matter Description

As described in Notes 6 and 7 to the consolidated financial statements, the Company holds interests in, and has relationships with, various related-party entities and investees other than AIC and RLMT. Management evaluates whether these entities are variable interest entities, whether the Company is the primary beneficiary, and the appropriate accounting model for each investment.

We identified this matter as a critical audit matter due to the significant judgment involved in evaluating ownership, governance, contractual, financing, and related-party relationships, including whether the Company had power over the significant activities of the entities and exposure to potentially significant economics.

Audit Response

To address this critical audit matter, our procedures focused on VIE and investment accounting conclusions, and included the following:

•	Evaluated management’s VIE and consolidation analyses for entities other than AIC and RLMT.

•	Tested the completeness of the related-party entities and investees evaluated.

•	Inspected operating agreements, investment agreements, governance documents, ownership records, and related-party agreements.

•	Evaluated reconsideration events during the year.

•	Assessed whether the Company had power over significant activities.

•	Assessed whether the Company had potentially significant economic exposure.

•	Evaluated the related accounting conclusions and disclosures.

May 19, 2026

We have served as the Company’s auditor since 2025.

Los Angeles, California

PCAOB ID Number 6580

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

American Resources Corporation

Fishers, Indiana

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to reflect the discontinued operations presentation described in Note 2, the consolidated balance sheet of American Resources Corporation (the "Company") as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "2024 consolidated financial statements before the effects of the adjustments described in Note 2"). The 2024 consolidated financial statements before the effects of the adjustments described in Note 2 are not presented separately herein. In our opinion, the 2024 consolidated financial statements, before the effects of the adjustments to reflect the discontinued operations presentation described in Note 2, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to reflect the discontinued operations presentation described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by GreenGrowth CPAs.

Going Concern Uncertainty

The accompanying 2024 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at the time those financial statements were issued the Company had recurring operating losses and limited available liquidity that raised substantial doubt about its ability to continue as a going concern within one year after that issuance date. Management’s plans in regard to these matters at that time are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Audit of the Adjustments Described in Note 13

We also have audited the adjustments described in Note 13 that were applied to the 2024 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements other than with respect to the adjustments described in Note 13 and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

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

/s/ GBQ Partners LLC

GBQ Partners LLC (PCAOB ID #1808)

Columbus, Ohio

October 24, 2025, except for Note 13, as to which the date is May 19, 2026

We served as the Company's auditor from 2024 to 2025.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
		(As Revised)
Assets
Current assets:
Cash and cash equivalents	$31,701,916	$201,456
Short-term investments	40,470,151	587,357
Interest receivables	85,991	85,991
Prepaid expenses and other current assets	2,635,151	620,042
Accounts receivable – related party – net of allowance of $62,030,311 and $0 for the years ended December 31, 2025 and 2024 respectively.	59,371,504	81,570,962
Current assets – discontinued operations	-	9,830,195
Total current assets	134,264,713	92,896,003

Non-current assets:
Restricted cash	380,770	380,770
Property and equipment, net	143,069	228,688
Right-of-use assets, net	459,091	508,633
Right-of-use assets, net - related party	1,298,890	1,657,127
Investment in other entities - related parties	32,361,173	1,706,244
Notes receivable, net	-	280,000
Non-current assets – discontinued operations	-	183,994,409
Total assets	$168,907,706	$281,651,874

Liabilities and Deficit
Current liabilities:
Trade payables	$1,093,529	$2,137,054
Non-trade payables	474,407	471,566
Accounts payable – related party	51,610,947	17,533,062
Accrued expenses	391,401	544,865
Accrued litigation settlement	1,848,553	2,303,270
Accrued interest	54,849	68,465
Operating lease liabilities, current	139,918	49,529
Operating lease liabilities, current - related party	1,247,151	714,942
Other financing obligations, current	4,349,613	5,964,079
Current liabilities – discontinued operations	-	136,612,282
Total current liabilities	61,210,368	166,399,114

Non-current liabilities:
Long term debt	965,286	-
Other financing obligations, net of current portion	12,167,536	5,894,110
Operating lease liabilities, non-current	453,179	511,247
Operating lease liabilities, non-current - related party	922,411	1,315,604
Non-current liabilities – discontinued operations	-	188,448,773
Total liabilities	75,718,780	362,568,848

Stockholders' deficit:
Common stock, $0.0001 par value; 230,000,000 shares authorized, 106,919,830 and 77,996,079 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	10,692	7,802
Additional paid-in capital	305,124,968	186,407,169
Accumulated deficit	(210,358,542)	(265,770,279)
Total stockholders' equity (deficit)	94,777,118	(79,355,308)
Non-controlling interest	(1,588,192)	(1,561,666)
Total equity (deficit)	93,188,926	(80,916,974)
Total liabilities and stockholders' equity (deficit)	$168,907,706	$281,651,874

  The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
		(As Revised)
Revenue
Metal recovery and sales	$-	$34,070
Total revenue	-	34,070

Operating expenses
Cost of coal sales and processing	306,639	530,891
Depreciation	122,916	123,253
General and administrative	9,557,890	11,417,208
Professional fees	478,449	1,735,305
Litigation expense	720,283	-
Production taxes and royalties	14,851	11,638
Development	107,507	434,793
Total operating expenses	11,308,535	14,253,088

Net loss from operations	(11,308,535)	(14,219,018)

Other income (expense)
Losses from equity method investees	(84,063)	(409,268)
Loss on debt extinguishment	(5,193,382)	-
Other income and (expense)	(61,927)	110,060
Interest income	577,526	78,791
Interest expense	(1,764,115)	(1,521,726)
Total other income (expenses)	(6,525,961)	(1,742,143)

Loss from continuing operations	(17,834,496)	(15,961,161)
Income (loss) from discontinued operations (Note 2)	73,219,707	(23,242,809)
Net income (loss)	55,385,211	(39,203,970)
Net loss attributable to non-controlling interest	26,526	87,814
Net income (loss) attributable to ARC shareholders	$55,411,737	$(39,116,156)

Loss from continuing operations per share, basic and diluted	$(0.20)	$(0.21)
Income (loss) from discontinued operations per share, basic and diluted	0.84	(0.30)
Total income (loss) per share, basic and diluted	$0.63	$(0.51)

Weighted average shares outstanding - basic and diluted	87,274,415	77,222,990

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional			Non-
	Par Value Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Deficit	controlling interest	Total Deficit
Balance as of December 31, 2023	76,247,370	$7,627	$181,753,261	$(225,292,335)	$(43,531,447)	$(1,473,852)	$(45,005,299)
Exercise of cashless warrants	871,620	87	(87)	-	-	-	-
Exercise of common stock options	148,000	15	156,885	-	156,900	-	156,900
Issuance of common shares for consulting services	30,000	3	43,797	-	43,800	-	43,800
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	-	-	(1,361,788)	(1,361,788)	-	(1,361,788)
Exercise of common stock warrants	30,799	3	32,336	-	32,339	-	32,339
Issuance of common shares for consulting services	72,500	7	99,768	-	99,775	-	99,775
Common stock issued to settle accounts payable and accrued expenses	595,790	60	595,725	-	595,785	-	595,785
Stock compensation – options	-	-	3,725,484	-	3,725,484	-	3,725,484
Net loss	-	-	-	(39,116,156)	(39,116,156)	(87,814)	(39,203,970)
Balance as of December 31, 2024	77,996,079	$7,802	$186,407,169	$(265,770,279)	$(79,355,308)	$(1,561,666)	$(80,916,974)
Stock compensation – options	-	-	7,132,466	-	7,132,466	-	7,132,466
Exercise of cashless common stock options	577,676	58	(58)	-	-	-	-
Exercise of warrants for common stock	2,162,808	216	7,524,784	-	7,525,000	-	7,525,000
Common stock issued to settle accounts payable and accrued expenses	7,299,143	729	6,308,600	-	6,309,329	-	6,309,329
Common stock issued to settle debt	1,500,726	150	6,413,157	-	6,413,307	-	6,413,307
Proceeds from equity offering, net	17,323,420	1,731	68,121,944	-	68,123,675	-	68,123,675
Issuance of common shares for consulting services	59,978	6	83,963	-	83,969	-	83,969
Issuance of RLMT common stock for deconsolidated subsidiary	-	-	23,132,943		23,132,943		23,132,943
Net income	-	-	-	55,411,737	55,411,737	(26,526)	55,385,211
Balance as of December 31, 2025	106,919,830	$10,692	$305,124,968	$(210,358,542)	$94,777,118	$(1,588,192)	$93,188,926

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2025	2024
		(As Revised)
Cash Flows from Operating activities:
Net income (loss)	$55,385,211	$(39,203,970)
Net income (loss) from discontinued operations	73,219,707	(23,242,809)
Net loss from continuing operations	(17,834,496)	(15,961,161)

Adjustments to reconcile net loss to net cash
Stock-based compensation expense	9,235,377	3,725,484
Depreciation expense	122,916	123,253
Loss on settlement/conversion of debt to equity	5,193,382	-
Interest and dividend income	(559,476)	-
Investment in other entities - Related Parties, net	84,063	409,268
Issuance of common shares for consulting services	83,969	143,575
Allowance for losses on note receivable	280,000	-
Unrealized gain on short-term investments		45,514

Change in current assets and liabilities:
Interest receivable	-	(85,991)
Accounts receivable – related party	(1,970,096)	8,457,521
Prepaid expenses and other current assets	(2,015,109)	69,667
Trade and non-trade payable	(2,989,695)	4,100,581
Accrued expenses	(608,180)	544,856
Accrued interest	(13,616)	44,969
Operating lease assets and liabilities, net	81,863	846
Operating lease assets and liabilities, net - related party	497,253	373,419
Cash (used in) provided by operating activities	(10,411,845)	1,991,801

Cash Flows from Investing activities:
Purchase of property and equipment, net of capitalized interest income and (expense)	(37,297)	230,932
Purchase of certificate of deposit	(5,000,000)	-
Proceeds from short-term investments, net	-	715,036
Purchases of short-term investments/securities	(34,323,318)	-
Cash (used in) provided by investing activities	(39,360,615)	945,968

Cash Flows from Financing activities:
Proceeds from equity offering, net of issuance costs	68,123,675	-
Proceeds from long-term debt	965,286	-
Exercise of warrants for common stock	7,525,000	-
Proceeds from the exercise of stock options and warrants		189,239
Proceeds received from other financing obligation	8,071,908	2,484,694
Repayments of other financing obligation	(3,412,948)	(7,025,901)
Cash provided by (used in) financing activities	81,272,921	(4,351,968)

Net change in cash, cash equivalents and restricted cash from continuing operations	31,500,460	(1,414,199)

Cash flows from discontinued operations:
Net cash flow used in discontinued operating activities	(7,370,831)	(23,235,014)
Net cash flow used in discontinued investing activities	(3,825,518)	(126,346,329)
Net cash flow used in discontinued financing activities	13,475,625	150,031,311
Net change in cash and cash equivalents, discontinued operations	2,279,276	449,968
Cash and cash equivalents, including discontinued operations, beginning of year	4,113,329	5,077,560
Cash and cash equivalents, including discontinued operations, end of year	37,893,065	4,113,329
Less: Cash and cash equivalents at end of period discontinued operations	5,810,379	3,531,103
Cash, cash equivalents, and Restricted Cash	32,082,686	$582,226

SUPPLEMENTAL CASH FLOW INFORMATION

Exercise of cashless common stock options and warrants	$59	$87
Dividend-in-kind of Novustera, Inc. common stock to shareholders	-	$1,361,788
Acquisition of assets through operating leases – related party	-	$1,897,736
Common stock issued to settle accounts payable and accrued expenses	6,309,329	1,116,100
Common stock issued to settle debt	6,413,307	$-

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Resources Corporation’s (ARC or the Company) operations are focused on the aggregation, recovery and sale of recovered metal and steel. Historically, the Company was comprised of ARC (Corporate or Parent) and three operating segments known as American Infrastructure, ReElements and Electrified Materials. During the year ended December 31, 2025 the Company spun-off of the American Infrastructure and ReElements segments. Following the disposal of American Infrastructure and ReElements, the Company has operated as two-operating segments, Corporate Office and Electrified Materials.

Beginning in 2023, the focus of the Company’s business and capital allocation shifted towards the diversification of the Company’s revenue streams. This led to the development of the Company’s operations focused on the aggregation, recovery and sale of recovered metal and steel. The Company established a new subsidiary, Electrified Materials Corporation (EMC, formerly known as American Metals) for these operations. Electrified Materials has been in the development (pre revenue) stages since its creation.

American Infrastructure (the Company’s former coal mining operations) was comprised of subsidiaries that were formed or acquired between 2015 and 2020 with operations focused on the extraction, processing, transportation, and distribution of coal for a variety of industries, with a primary focus on metallurgical quality coal to the steel industry.

ReElements was focused on the purification and monetization of critical and rare earth element deposits and end of life magnets and batteries.  American Rare Earth LLC was initially formed as a subsidiary to comprise the ReElements segment. In 2024, the Company changed the name of American Rate Earth LLC to ReElement Technologies LLC and recently converted the company from a limited liability corporation to a corporation.

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The majority owned subsidiaries include:

Electrified Materials:

Electrified Materials Corporation (EMC).

Corporate Office:

American Resources Corporation (ARC).

American Opportunity Venture II, LLC (AOV II).

As further described in Note 2 – Discontinued Operations, during the year ended December 31, 2025, the Company spun-off 81% and 91% of the ownership interests of ReElement Technologies, Inc. (“RLMT”) and American Infrastructure Corporation (“AIC”), respectively. As the transactions each represented a strategic shift in the Company’s operations, the results of ReElement and AIC are presented as discontinued operations in the consolidated financial statements and, as such, have been excluded from both continuing operations and segment results for all periods presented. The disclosures presented in the notes to the Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. The legal entities included in discontinued operations are as follows:

American Infrastructure:

American Infrastructure Corporation (AIC), Deane Mining, LLC (Deane), ERC Mining Indiana Corp (ERC), McCoy Elkhorn Coal LLC (McCoy), Knott County Coal LLC (KCC), Wyoming County Coal (WCC), Perry County Resources LLC (PCR), Advanced Carbon Materials LLC (ACM), and T.R. Mining & Equipment Ltd. (TR Mining).

ReElements:

ReElement Technologies Inc (RLMT), ReElement Marion LLC (RLM), and Kentucky Lithium LLC (KYL), ReElement Africa (RA) and ReElement Ghana (RG).

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

During October 2021, the Company acquired a 23% ownership interest in FUB Mineral LLC (“FUB”). The Company evaluated FUB under the VIE guidance in ASC 810 and determined that FUB is a variable interest entity; however, the Company is not the primary beneficiary and therefore does not consolidate FUB. The Company’s investment in FUB is accounted for under the equity method of accounting.

During January 2021, the Company invested $2,250,000 for a 50% ownership interest and became the managing member of American Opportunity Venture, LLC (“AOV”). The Company evaluated AOV under the variable interest entity guidance in ASC 810 and determined that AOV is a variable interest entity for which the Company is the primary beneficiary. Accordingly, AOV is consolidated in the Company’s consolidated financial statements.

During March 2021, the Company invested $25,000 for 100% ownership and become the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of December 31, 2025, AOVII has had no operational activity.

Acquisition Transactions

On June 28, 2024, EMC entered into a Business Combination with AI Transportation Acquisition Corp. On November 27, 2024, EMC received notice of termination of the potential transaction and there are no ongoing discussions to effect a merger agreement.

Going Concern

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, conditions existed at the time of issuance of those financial statements — including recurring operating losses and limited available liquidity  that raised substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of those financial statements. On October 13 2025, the Company received equity financing totaling gross proceeds of $33.7 million and on October 15, 2025, the Company receive equity financing totaling $40 million, both through a private placement of common shares, which substantially improved the Company's cash position and led to management’s later assessment that the conditions that had previously raised substantial doubt had been alleviated. Management has concluded that, as of the date of issuance of these consolidated financial statements, substantial doubt about the Company's ability to continue as a going concern no longer exists.

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

The following table sets forth the total of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets.

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$31,701,916	$201,456
Restricted cash	380,770	380,770
Total cash and restricted cash presented in the consolidated statements of balance sheet	$32,082,686	$582,226

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows expected to be generated by the related asset group. If these assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets.

There were no impairments recognized during 2025 and 2024. Costs related to maintenance and repairs which do not prolong an asset’s useful life are expensed as incurred.

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

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value as of December 31, 2025 and 2024 due to their short-term nature.

Leases: The Company’s leases consist of operating and finance leases. Lease right‑of‑use assets and lease liabilities represent the present value of future minimum lease payments over the lease term and are recognized as of the lease commencement date. The Company has elected not to recognize right‑of‑use assets and lease liabilities for leases with an initial lease term of twelve months or less unless the lease contains a purchase option that is reasonably certain to be exercised.

Lease term, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment and are based on the facts and circumstances related to each lease. Lease terms generally include the initial non‑cancelable period and renewal options that are reasonably certain to be exercised. The implicit rate in a lease is used to measure lease obligations when readily determinable. Otherwise, the Company uses its incremental borrowing rate based on information available at lease commencement, including the lease term and current economic conditions.

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

Recent Accounting Pronouncements:

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which clarifies interim reporting disclosure requirements and improves the organization and navigability of existing guidance. The amendments do not change the recognition or measurement of interim financial statement amounts. This ASU is effective for interim reporting periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2025, the FASB also issued ASU 2025‑12, Codification Improvements, which includes technical corrections, clarifications, and other minor improvements to various Topics within the Accounting Standards Codification. The amendments are not expected to have a significant effect on current accounting practice. This ASU is effective for fiscal years beginning after December 15, 2026, including interim periods therein. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024‑03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40), which requires public business entities to disclose additional information about certain costs and expenses included in the statement of operations. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on its financial statement disclosures.

Recently Adopted Accounting Pronouncements:

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision‑usefulness of income tax disclosures primarily through expanded rate reconciliation and income tax paid disclosures. The Company adopted this ASU effective January 1, 2025, and the adoption did not have a material impact on its consolidated financial statements.

No other accounting standards issued or effective during the period had, or are expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

The Company accounts for discontinued operations in accordance with ASC 205‑20, Presentation of Financial Statements – Discontinued Operations (“ASC 205‑20”).

During the year ended December 31, 2025, the Company completed the spin‑off of its American Infrastructure and ReElement segments through the distribution of approximately 91% and 81%, respectively, of the outstanding equity interests of American Infrastructure Corporation (“AIC”) and ReElement Technologies, Inc. (“RLMT”) to the Company’s shareholders. These transactions resulted in the deconsolidation of AIC and RLMT on December 25, 2025 and December 26, 2025, respectively.

The disposition of AIC and RLMT represented a strategic shift in the Company’s operations. Accordingly, the historical results of these entities have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Upon deconsolidation, the Company recognized its retained noncontrolling equity interests in RLMT and AIC at fair value in accordance with ASC 810, Consolidation, with the resulting gain (loss) on deconsolidation recognized in earnings.

The spin‑off transactions were non‑cash in nature and did not result in the receipt of cash consideration. Following the spin‑offs, the Company retained noncontrolling ownership interests in both RLMT and AIC. No additional non‑cash consideration was received in connection with the transactions.

Cash flows attributable to the discontinued operations were material to the periods presented. The operating, investing, and financing cash flows related to the discontinued operations are included within the respective line items in the Company’s consolidated statements of cash flows. The spin‑off transactions themselves did not result in cash inflows or outflows.

The following table presents the assets and liabilities of the discontinued operations as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Current assets
Cash and Cash equivalents	$-	$403,031
Prepaid Expenses and Other Current Assets	-	525,784
Inventories	-	959,989
Restricted cash - current	-	2,353,473
Restricted investments - current	-	4,500,000
Due from related party	-	1,081,243
Receivables	-	6,675
Total current assets	-	9,830,195

Noncurrent assets
Restricted cash	-	774,095
Restricted investments	-	151,254,045
Property and Equipment, net	-	18,067,788
Right-of-use assets, net	-	203,719
Right-of-use assets, net - related party	-	78,281
Finance – right-of-use asset, net – related party	-	13,616,481
Total noncurrent assets	-	183,994,409

Total assets of discontinued operations	$-	$193,824,604

Current liabilities
Trade payables	$-	$2,464,593
Non-trade payables	-	497,404
Accounts payable - related party	-	71,633,476
Accrued expenses	-	62,085
Accrued interest	-	2,062,576
Accrued litigation settlement	-	12,040,657
Other current liabilities	-	100,000
Bond payable, current	-	43,636,772
Current portion of long term debt	-	2,077,328
Operating lease liabilities, current - related party	-	12,428
Operating lease liabilities, current	-	42,047
Finance lease - related party, current	-	1,453,289
Other financing obligations, current	-	529,627
Total current liabilities	-	136,612,282

Noncurrent liabilities
Bond payable, net	$-	$149,729,733
Convertible promissory note	-	499,961
Convertible promissory note - related party	-	1,611,455
Other financing obligations, net of current portion	-	328,492
Operating lease liabilities, non-current	-	165,921
Finance lease - related party, non current	-	13,767,454
Remediation liability	-	22,279,905
Operating lease liabilities, non-current - related party	-	65,852
Total noncurrent liabilities	-	188,448,773

Total liabilities of discontinued operations	$-	$325,061,055

The following table represents the major components of the results of discontinued operations for the period ended December 26, 2025 and 2024:

	December 25 and 26,	December 31,
	2025	2024
Revenue	$44,059	$349,163
Cost of sales	-	-
Gross profit	44,059	349,163

Operating expenses
Cost of coal sales and processing	441,042	1,996,084
Accretion	746,114	991,520
Depreciation	3,399,461	2,062,079
Amortization of mining rights	-	1,235,932
General and administrative	9,747,273	9,457,158
Professional fees	730,128	890,593
Litigation expense	179,507	240,658
Production taxes and royalties	170,711	54,162
Development	1,281,233	1,713,341
Gain on sale of equipment	-	(400,000)
Total operating expenses	16,695,469	18,241,527

Other income (expense)
Other income and (expense)	287,135	111,411
Interest income	-	1,022,787
Interest expense	(5,456,345)	(6,484,643)
Total other income (expense)	(5,169,210)	(5,350,445)

Net income from discontinued operations before taxes	(21,820,620)	(23,242,809)
Provision for income taxes	-	-
Net income from discontinued operations, after taxes	$(21,820,620)	$(23,242,809)

ReElement Technologies, Inc. (“RLMT”)

During the first quarter of 2025, the Company completed a spin‑off of approximately 81% of the ownership interests of RLMT. Following the spin‑off, the Company retained 19% ownership interest in RLMT. Until December 26, 2025, RLMT was considered a variable interest entity and was consolidated within the Company’s consolidated financial statements. As a result of third‑party investments in RLMT and the resulting changes to its capital structure, the Company determined that RLMT no longer qualified as a variable interest entity and deconsolidated RLMT as of December 26, 2025.

The spin‑off of RLMT represented a strategic shift and, accordingly, the disposal of RLMT was classified as a discontinued operation under ASC 205‑20. As a result, the Company recognized a gain on disposal of $28,143,105 on December 26, 2025.

The Company’s retained ownership interest in RLMT is accounted for under the equity method. The fair value of the retained interest recognized at the deconsolidation date was $28,263,734.

The fair value of the retained equity interest in RLMT was determined using a market approach based on an observable, arm’s‑length transaction that occurred contemporaneously with the spin‑off and implied an enterprise value of approximately $150 million for RLMT. The transaction was negotiated between independent third parties and reflected market participant assumptions regarding RLMT’s value as of the deconsolidation date. The implied enterprise value was translated to an equity value based on the Company’s retained ownership interest.

Significant inputs and assumptions included:

•	An implied enterprise value of approximately $150 million for RLMT,

•	The Company’s retained ownership percentage of 19%, and

•	The absence of significant changes in market conditions between the transaction date and the deconsolidation date.

No adjustments for lack of control or lack of marketability were applied, as the transaction price was determined to reflect these factors.

The fair value measurement of the retained investment in RLMT is classified as Level 2 within the fair value hierarchy, as it is based on observable inputs from a contemporaneous market transaction.(See Note 7 – Investments in Other Entities – Related Parties for additional information regarding the retained equity method investment in RLMT.)

The following table presents the components of the gain on disposal of subsidiaries resulting from the disposal of RLMT on December 26, 2025:

December 26,
2025
Net assets and liabilities
Cash and cash equivalents	$1,928,613
Receivables	66,558
Inventories	746,462
Prepaid expenses and other current assets	2,162,083
Restricted cash	4,619
Restricted investments	151,018,849
Property and equipment, net	12,557,474
Right of use assets, net	619,162
Finance – right of use asset, net – related party	12,794,589
Trade payables	(946,700)
Non-trade payables	(423,661)
Accounts payable – related party	(7,976,403)
Accrued expenses	(34,042)
Accrued interest	(2,493,150)
Other current liabilities	(41,200)
Operating lease liabilities, current	(140,223)
Finance lease – related party, current	(1,848,416)
Other financing obligations, current	(1,048,026)
Bond payable, net	(149,740,263)
Other financing obligations, net of current portion	(1,929,746)
Operating lease liabilities, non-current	(524,652)
Finance lease – related party, non-current	(14,631,297)
Net carrying amount derecognized	120,630

Recognition of investment in ReElement Technologies, Inc.	28,263,735

Gain on disposal of subsidiaries	$28,143,105

American Infrastructure Corporation (“AIC”)

During the first quarter of 2025, the Company completed a spin‑off of approximately 91% of its ownership interest in American Infrastructure Corporation (“AIC”). Following the spin‑off, the Company retained a 9% non‑controlling ownership interest in AIC. Prior to December 25, 2025, AIC was considered a variable interest entity and was consolidated within the Company’s consolidated financial statements. On December 25, 2025, the Company determined that it was no longer the primary beneficiary of AIC and deconsolidated the entity.

The spin‑off and subsequent deconsolidation of AIC represented a strategic shift and, accordingly, the disposal was classified as a discontinued operation in accordance with ASC 205‑20. As a result, the Company recognized a gain on disposal of subsidiaries of $66,897,222 on December 25, 2025.

Upon deconsolidation, the Company measured its retained 9% equity interest in AIC at fair value in accordance with ASC 810‑10‑40 and ASC 820. The retained investment was recognized at a fair value of $2,475,258 as of the deconsolidation date and classified as a financial asset.

The fair value of the retained equity interest in AIC was determined using a market approach, consistent with an exit‑price notion under ASC 820. Management concluded that a market approach provided the most reliable basis for estimating fair value given AIC’s development‑stage status, lack of reliable projections, and absence of observable equity transactions at the measurement date.

The valuation was primarily anchored to observable market participant evidence in the form of an non-executed third‑party letter of intent (“LOI”), which contemplated the acquisition of substantially all of AIC’s operating assets by an independent counterparty in an arm’s‑length transaction. The LOI reflected an indicated value of the underlying operating assets on a free‑and‑clear basis and represented the most relevant market participant indication of value available as of the measurement date.

Because the LOI was structured as an asset transaction, management translated the indicated asset‑level value to an equity‑level fair value by considering the liabilities and obligations that a market participant acquiring AIC as a whole would be required to assume or satisfy. Exchange ratios, spin‑off mechanics, implied accounting gains, and internally derived values were explicitly excluded from the valuation analysis due to circularity considerations and their inconsistency with ASC 820’s requirement to maximize observable market participant inputs.

An income approach was considered but not applied due to the absence of reliable cash flow projections, sustained operating losses, and the early‑stage nature of AIC’s operations. An asset‑based approach was evaluated only as a reasonableness check and was not determinative of fair value.

The fair value measurement of the retained investment in AIC is classified as Level 3 within the fair value hierarchy due to the reliance on significant unobservable inputs, including assumptions regarding execution risk, timing, and the translation of asset‑level market participant evidence to an equity‑level fair value.

No separate adjustments for lack of control or lack of marketability were applied, as management concluded that such considerations were appropriately reflected in the market participant evidence and liability profile incorporated in the equity‑level valuation.(See Note 7 – Investments in Other Entities – Related Parties for additional information regarding the retained investment in AIC.)

The following table presents the components of the gain on disposal of AIC on December 25, 2025:

December 25,
2025
Net assets and liabilities
Restricted cash - current	3,236,506
Due from related party	730,000
Receivables	6,675
Inventories	959,989
Prepaid expenses and other current assets	320,899
Restricted cash	640,642
Property and Equipment, net	10,671,063
Right-of-use assets, net	(2,980)
Right-of-use assets, net - related party	68,834
Investment in other entities - related parties	391,243
Trade payables	(3,289,713)
Non-trade payables	(2,080,925)
Accounts payable - related party	(5,164,467)
Accrued expenses	(41,127)
Accrued litigation settlement	(12,220,164)
Accrued interest	(1,133,736)
Other current liabilities	(100,000)
Bond payable, current	(43,636,772)
Current portion of long term debt	(274,840)
Operating lease liabilities, current - related party	(33,946)
Finance lease - related party, current	(345)
Remediation liability	(23,026,019)
Bond payable, net	(76,206)
Operating lease liabilities, non-current - related party	(55,312)
Finance lease - related party, non current	3,325
Intercompany	9,685,412
Net liabilities derecognized	(64,421,964)

Recognition of investment in American Infrastructure Corporation	2,475,258

Gain on disposal of subsidiaries	$66,897,222

The gain on deconsolidation of RLMT and AIC was determined in accordance with ASC 810‑10‑40 and was based on:

•	the fair value of the Company’s retained equity interests measured at the respective deconsolidation dates,
•	the carrying value of the net assets derecognized, and
•	the elimination of related noncontrolling interests.

The resulting gain (loss) is included in income from discontinued operations in the consolidated statements of operations.

The following table summarizes the cash flows attributable to discontinued operations:

Year Ended December 31	2025	2024
Net cash provided by (used in) operating activities	$(7,370,831)	$(23,235,014)
Net cash provided by (used in) investing activities	$(3,825,518)	$(126,346,329)
Net cash provided by (used in) financing activities	$13,475,625	$150,031,311

Net cash used in operating activities from discontinued operations was $7.4 million for the year ended December 31, 2025, compared to $23.2 million for the year ended December 31, 2024, and primarily reflects operating losses and changes in working capital during the wind‑down of the discontinued businesses.

Net cash used in investing activities from discontinued operations was $3.8 million for the year ended December 31, 2025, compared to $126.3 million for the year ended December 31, 2024. Investing activities during both periods primarily related to capital expenditures and investment activity associated with the discontinued operations prior to their disposition.

Net cash provided by financing activities from discontinued operations was $13.5 million for the year ended December 31, 2025, compared to $150.0 million for the year ended December 31, 2024, and primarily reflects financing transactions undertaken in connection with the disposition and wind‑down of the discontinued operations.

Capital expenditures and other significant noncash investing and financing activities related to discontinued operations included purchases of property, plant, and equipment financed through finance leases of $1,849,106 and $1,500,000 for the years ended December 31, 2025 and 2024, respectively. Depreciation and amortization attributable to discontinued operations are included in the results of discontinued operations in the consolidated statements of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following:

	December 31,	December 31,
	2025	2024
Underground	615,000	615,000
Construction in progress	129,812	92,516
Less accumulated depreciation	(601,743)	(478,828)
Property plant and equipment, net	$143,069	$228,688

Depreciation expense amounted to $122,916 and $123,253 for 2025 and 2024, respectively. The estimated useful life of underground equipment is 5 years.

NOTE 4 – INVESTMENTS IN TRADING SECURITIES

Investments (all level 1 fair value measurements) in trading securities consist of fixed income funds that are held by the Company or held in trusts related to the Company’s tax-exempt bonds. These investments held by a trust related to the Company’s tax-exempt bonds are classified as restricted cash and restricted investments on the accompanying balance sheets. All other securities are classified as short-term investments on the accompanying balance sheets. The short-term investment securities are classified as trading securities and, accordingly, the unrealized gains and losses are recorded in current period earnings or loss.

The Company evaluated its investments for other‑than‑temporary impairment in accordance with applicable accounting guidance and determined that no impairment existed as of December 31, 2025.

The Company’s investments in trading securities consisting of U.S government and agency securities and fixed income funds are as follows:

		Gross Unrealized		Allowance for	Fair
	Cost Basis	Gains	Losses	Credit Losses	Value

December 31, 2025	$40,354,119	-	(116,032)	-	40,470,151
December 31, 2024	$587,357	$-	$-	$-	$587,357

The fair value of investments held as of December 31, 2025, consists of $40,470,151 in fixed income funds.  As of December 31, 2024, the fair value of investments held consists of $587,357 in fixed income funds.

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

Operating leases:

ARC’s principal offices are located at 12115 Visionary Way, Fishers, Indiana 46038. We pay $9,178 per month in rent for the office space and the lease expires in June 2034. The rent is subject to escalation payments on an annual basis.

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

The components of lease expense included on the Company’s statements of operations, inclusive of the related party component were as follows:

	For the Years Ended
	December 31,
	Expense Classification	2025	2024
Operating lease expense:
Total operating lease expense	General and administrative	$605,927	$482,506

Other information related to leases is as follows:

	As of December 31,	As of December 31,
Operating leases:	2025	2024
Weighted-average remaining lease term:
Operating leases (in years)	3.84	4.65
Weighted-average discount rate:
Operating leases	9.64%	9.51%

The future minimum lease payments required under leases as of December 31, 2025 are as follows:

Operating
Fiscal Year	Leases
2026	607,783
2027	616,900
2028	626,249
2029	120,342
2030	122,097
Thereafter	122,472
Discounted cash flows	2,215,843
Less imputed interest	435,520
Present value of lease liabilities	$1,780,323

NOTE 6 - RELATED PARTY TRANSACTIONS

Effective January 1, 2022, the Company amended a Contract Services Agreement with Land Betterment Corp, an entity controlled by certain members of the Company’s management who are also directors and shareholders. The amended contract terms state that service costs are passed through to the Company with a 12.5% mark-up and a 50% share of cost savings. The agreement covers services across all of the Company’s properties. For the year ended December 31, 2025 and 2024, the amounts incurred under the agreement amounted to $5,224,238 and $4,216,528, respectively. The amount paid for the year ended December 31, 2025 and 2024 amounted to $2,627,440 and $4,966,536, respectively. As of December 31, 2025 and 2024, the amount due under the agreement amounted to $5,314,599 and $1,683,612, respectively. These project management services were all payable as of December 31, 2025 and 2024.

The Company is the holder of 2,000,000 LBX Tokens with a par value of $250 for each token. The token issuance process is undertaken by a related party, Land Betterment, and is predicated on proactive environmental stewardship and regulatory bond releases. As of December 31, 2025 and 2024, there is no market for the LBX Token and therefore no value has been assigned, respectively.

On October 24, 2016, the Company sold certain mineral and land interests to a subsidiary of an entity, Land Resources & Royalties, LLC (“LRR”), owned by members of the Company’s management. LRR leases various parcels of land to AIC and engages in other activities creating miscellaneous income. The consideration for the transaction was a note in the amount of $178,683, which was fully settled during the year ended December 31, 2025. No interest expense related to this note was outstanding as of period‑end.

Subsequent to the deconsolidation of RLMT on December 26, 2025, RLMT has been considered a related party of the Company. The Company engages in transactions with RLMT in the ordinary course of business, which may include transition services, shared services, cost reimbursements, and other commercial arrangements.

During the period from December 26, 2025 through December 31, 2025, the Company paid certain operating and administrative expenses on behalf of RLMT in the ordinary course of business. As of December 31, 2025, the Company had an amount due from RLMT of $11,947,307, and amount due to RLMT of $4,186,750, representing the intercompany receivables and payables arising from ordinary‑course transactions. The balance is included in accounts receivable – related party and accounts payable – related party in the accompanying consolidated balance sheet.

Following the deconsolidation of AIC on December 25, 2025, AIC has been considered a related party of the Company. The Company engages in transactions with AIC in the ordinary course of business, which may include transition services, shared services, cost reimbursements, and other commercial arrangements. During the period from December 25, 2025 through December 31, 2025, the Company paid certain operating and administrative expenses on behalf of AIC in the ordinary course of business. As of December 31, 2025, the Company had amounts due to American Infrastructure Corporation (“AIC”) of $47,424,197 and amounts due from AIC of $109,454,508, representing intercompany balances arising from transactions conducted in the ordinary course of business, which are presented on a gross basis within related party accounts payable and related party accounts receivable in the accompanying consolidated balance sheet. In accordance with ASC 326, the Company evaluated the collectability of its related‑party receivable and, based on AIC’s financial condition and the absence of committed financing as of December 31, 2025, recorded an allowance for credit losses sufficient to fully reserve the net related‑party receivable exposure; the gross intercompany balances remain outstanding and subject to future settlement.

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

American Opportunity Venture II, LLC

During March 2021, the Company invested $25,000 for 100% ownership and became the managing member of American Opportunity Venture II, LLC. (AOVII). As such, the investment in AOVII has been eliminated in the accompanying financial statements. As of December 31, 2025, AOVII has had no operational activity.

Royalty Management Co.

During January 2021, the Company invested in American Opportunity Venture, LLC (“AOV”) and holds a 50% ownership interest. The Company is the managing member of AOV, which is a variable interest entity for which the Company is the primary beneficiary. Accordingly, AOV is consolidated in the Company’s financial statements.

AOV’s investment in Royalty Management Co. (“RMCO”) is accounted for under the equity method. RMCO completed a reverse merger with a special purpose acquisition company effective October 31, 2023. The Company recognizes its share of RMCO’s results on a three-month lag. The Company provided AMAO with money as needed for working capital needs. The advances from the Company are non-interest bearing and payable upon demand by the Company. No cash advances were made during 2024 or 2025. As of December 31, 2025, and December 31, 2024, the Company had $0 and $1,081,243 due from RMCO, respectively. The Company evaluated the related‑party receivable for collectability and imputed interest and concluded that no allowance for credit losses or imputed interest was required as of each period end.

During 2025, the amounts previously payable to RMCO were settled through the issuance of RMCO preferred stock.

As of December 31, 2025 and 2024, the Company indirectly held 428,446 shares of Class A common stock of RMCO and 884,783 shares directly. In addition, as of December 31, 2025 and 2024, the Company held 381,243 and zero shares, respectively, of Series A Preferred Stock of RMCO.

Novusterra, Inc.

On March 31, 2021, the Company entered into a Graphene Development Agreement with Novusterra, Inc (Novusterra), a related party, that provided a nonexclusive sublicense for fifty percent (50%) of the operating profits from Novusterra’s Graphene manufacturing and marketing business activity. As part of the agreement, Novusterra’s Chairman of the Board of Directors at the time was replaced by the Company’s Mark Jensen, Chief Executive Officer and Chairman of the Board of Directors.

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

As of December 31, 2025 and 2024, the carrying value of the investment was $0 and $0, respectively.

ReElement Technologies, Inc. (“RLMT”)

As of December 26, 2025, the Company retained a 19% ownership interest in RLMT following its deconsolidation (see Note 2 – Discontinued Operations).

The Company recognized the equity method investment at its fair value of $28,263,735 as of the deconsolidation date. The difference between the carrying amount and the Company’s proportionate share of RLMT’s underlying net assets at deconsolidation was fully recognized in gain on disposal of subsidiaries in accordance with ASC 810 and is detailed in Note 2. RLMT is considered a related party of the Company subsequent to the deconsolidation date.

The Company evaluates its equity method investment for impairment indicators at each reporting date. Summarized financial information of RLMT is presented within the discontinued operations disclosure in Note 2, including total assets, liabilities, and results of operations up to the deconsolidation date.

American Infrastructure Corporation (“AIC”)

As of December 25, 2025, the Company retained a 9% ownership interest in AIC following its deconsolidation (see Note 2 – Discontinued Operations). The remaining interest does not provide significant influence over AIC and accordingly is accounted for as a financial asset measured at fair value. The investment was recognized at $2,475,258 as of the deconsolidation date. AIC is considered a related party of the Company subsequent to the deconsolidation date.

Advanced Magnet Lab, Inc

On December 21, 2022, AML issued a convertible promissory note to the Company in the principal amount of $280,000, bearing interest at 10% per annum, compounded monthly. Advanced Magnet Lab, Inc. (“AML”) is a related party, as the Company’s Chief Executive Officer serves as a director of AML. The note is prepayable at any time and is convertible, at the Company’s option, into AML common stock at a conversion price of $1.50 per share.

During the year ended December 31, 2025, the Company recorded an allowance for expected credit losses of $280,000 on the note receivable based on management’s assessment that collection of the outstanding balance is not probable. The related loss was recognized in earnings during the period. As a result, the net carrying value of the note receivable was $0 as of December 31, 2025, compared to $280,000 as of December 31, 2024. The Company has not recognized interest income on the note due to the uncertainty of collectability.

NOTE 8 – LONG TERM DEBT

On August 1, 2025, the Company entered into a non-negotiable promissory note (the “August 2025 Note”), pursuant to which the Company borrowed $482,642.82. The August 2025 Note was issued in connection with a payment made on behalf of the Company to a third party related to a lease obligation. The August 2025 Note bears interest at a rate of 4.03% per annum, compounded annually, and matures on August 1, 2027, at which time all outstanding principal and accrued interest are due and payable. The Company may prepay the August 2025 Note, in whole or in part, at any time without penalty. The August 2025 Note is secured by a first-priority lien on certain assets of the Company, to the extent such assets are not already pledged to other lenders at the time of issuance.

On September 1, 2025, the Company entered into a non-negotiable promissory note (the “September 2025 Note”), pursuant to which the Company borrowed $482,642.82. The September 2025 Note was issued in connection with a loan used to fund a lease payment obligation to a third party. The September 2025 Note bears interest at a rate of 4.00% per annum, compounded annually, and matures on September 1, 2027, at which time all outstanding principal and accrued interest are due and payable. The Company may prepay the September 2025 Note, in whole or in part, at any time without penalty. The September 2025 Note is secured by a first-priority lien on certain assets of the Company, to the extent such assets are not already pledged to other lenders at the time of issuance.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
	Maturity Date	Total Outstanding*	Principal	Interest	Total Outstanding*	Principal	Interest
August 2025 Note	8/1/2027	490,736	482,643	8,093	-	-	-
September 2025 Note	9/1/2027	489,075	482,643	6,432	-	-	-
		$979,811	$965,286	$14,525	$-	$-	$-

* - Total Outstanding = Principal + Interest as of December 31, 2025 and 2024

NOTE 9 – STOCKHOLDERS’ EQUITY

As of December 31, 2025, the following describes the various types of the Company’s securities:

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

Common Stock Option Transactions

A 2016 Stock Incentive Plan (2016 Plan) was approved by the Board during January 2016. The Company may grant up to 6,363,225 shares of Series A Preferred stock under the 2016 Plan. Options issued under the 2016 Plan vest upon issuance.

A 2018 Stock Option Plan (2018 Plan) was approved by the Board on July 1, 2018, and amended on July 16, 2020. The Company may grant up to 4,000,000 shares of common stock under the 2018 Plan. Options under the 2018 Plan vest as determined by the Board.

Total stock‑based compensation expense for grants to officers, employees, and consultants was $7,132,466 and $3,725,484 for the years ended December 31, 2025 and 2024, respectively, related to continuing operations, which was charged to general and administrative expense. As of December 31, 2025, the Company had $3,164,126 of unrecognized compensation cost related to unvested stock options, net of forfeitures. This cost is expected to be recognized over approximately five years on a weighted‑average basis.

The Company used the simplified method under SAB 107 to estimate the expected term for options granted prior to 2025. This method is permitted for companies with limited historical exercise data and provides a reasonable estimate of expected term consistent with SEC guidance.

Stock Option Activity

	Number of		Weighted Average Exercise	Weighted Average Contractual	Aggregate Intrinsic
	Options		Price	Life in Years	Value
Outstanding - December 31, 2024	11,271,770		$1.49	4.83	$5,410,450
Granted	1,485,526		2.28
Exercised	(1,330,357	)*	1.66
Canceled/forfeited/expired	(475,000)		1.35
Outstanding - December 31, 2025	10,951,939		1.59	4.29	9,744,673

*During the year ended December 31, 2025, certain stock option exercises were settled on a cashless (net settlement) basis, whereby shares otherwise issuable upon exercise were withheld by the Company solely to satisfy the exercise price. No shares were withheld for tax withholding obligations, and the Company did not remit any cash to tax authorities in connection with these exercises.

As a result of these net settlements, a total of 577,676 shares were issued as reflected in the Company’s Statement of Stockholders’ Equity. The difference between options exercised and shares issued represents shares withheld in connection with the cashless exercise feature.

Vested vs Nonvested Stock Option Activity

	Number of Options	Weighted-Average Grant-Date Fair Value
Awards vested and exercisable	6,022,183	$1.53
Awards non-vested	4,929,756	$1.66
Total outstanding December 31, 2025	10,951,939	$1.59

Equity classified warrants

On June 9, 2021, the Company issued Common Stock Purchase Warrant “C-38” in conjunction with a common stock offering. The warrant provides the option to purchase 2,150,000 Class A Common Shares at a price of $3.50 and carried a 5 year term. The warrants expire on June 9, 2026.  On October 14, 2025, the C-38 Common Stock Purchase Warrant was exercised with the company receiving $7,525,000 in cash proceeds.

On June 9, 2021, the Company issued Common Stock Purchase Warrant “C-39” in conjunction with a common stock offering. The warrant provides the option to purchase 2,150,000 Class A Common Shares at a price of $3.50 and carry a 5 year term. The warrants expire on June 9, 2026.

On July 28, 2022, the Company issued Common Stock Purchase Warrant “A-12” in conjunction with an IR Services. The warrant provides the option to purchase 60,000 Class A Common Shares at a price of $3.50 and carried a 4 year term. The warrants expire on July 28, 2026.  On October 21, 2025, the A-12 warrant was exercised cashlessly resulting in the issuance of 12,807 common shares and no net proceeds to the Company.

The Company records and classifies issued and outstanding warrants based upon the terms and factors of their issuance.  Warrants issued for services are corded as period expenses matching the services delivered; warrants issued for settlement of payables or debt are recorded as either a gain or loss on settlement; and warrants issued in connection with capital transactions are recorded within the statement of stockholders equity and additional paid in capital.

 Warrant Activity

	Number of		Weighted Average Exercise	Weighted Average Contractual	Aggregate Intrinsic
	Options		Price	Life in Years	Value
Outstanding - December 31, 2024	5,040,000		$3.31	4.83	$-
Granted	-		-	-	-
Exercised	(2,215,000	)*	3.50
Outstanding - December 31, 2025	2,825,000		3.18	0.79	-

*During the year ended December 31, 2025, certain warrant exercises were settled on a cashless (net settlement) basis, whereby shares otherwise issuable upon exercise were withheld by the Company solely to satisfy the exercise price. No shares were withheld for tax withholding obligations, and the Company did not remit any cash to tax authorities in connection with these exercises. As a result of these net settlements, a total of 2,162,808 shares were issued as reflected in the Company’s Statement of Stockholders’ Equity. The difference between warrants exercised and shares issued represents shares withheld in connection with the cashless exercise feature.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted‑average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted‑average number of shares of common stock outstanding, adjusted to reflect the potential dilution from stock options and warrants using the treasury stock method.

Potentially dilutive securities are excluded from the diluted earnings (loss) per share calculation when their inclusion would be anti‑dilutive, including in periods in which the Company reports a net loss.

NOTE 10 – INCOME TAXES

The Company adopted Accounting Standards Update (ASU) 2023‑09, “Improvements to Income Tax Disclosures,” on a retrospective basis within its annual reporting for the year ended December 31, 2025. The adoption of ASU 2023‑09 resulted in enhanced disclosures related to the effective tax‑rate reconciliation, including additional disaggregation requirements prescribed by the standard. For further details, see Note 1, Recently Adopted Accounting Pronouncements.

The components of income tax expense for the years ended December 31, 2025, and 2024 consist of the following:

	2025	2024
Current tax provision	$—	$—
Deferred tax (benefit) expense	16,191,904	(9,128,198)
Valuation allowance	(16,191,904)	9,128,198
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2025, and 2024 consist as follows:

	As of December 31,
	2025		2024
US federal statutory income tax rate	12,669,312	21.00%	(8,232,834)	21.00%
Domestic state and local taxes, net of federal effect
Kentucky income tax effect	(139,732)	-0.23%	(1,318,124)	3.36%
Indiana income tax effect	(418,310)	-0.69%	(378,516)	0.97%
State Rate Adjustment	35,314	0.06%	-	0.00%
Transfer of Legal Liability to Subsidiary Via Spin Off (State)	390,692	0.65%	-	0.00%
Valuation Allowance related to Deferred Tax Attributes Transferred via Spin Off	4,178,190	6.93%	-	0.00%
Change in VA from Disc Ops Transferred via Spin Off	(1,422,159)	-2.36%	-	0.00%
Change in VA from All Operations	(2,623,995)	-4.35%	1,696,640	-4.33%
Nontaxable or nondeductible items:
Stock Compensation	413,329	0.69%	791,549	-2.02%
Other Permanent Items	2,884	0.00%	9,728	-0.02%
Losses Attributable to Disc Ops Prior to Spin Off	4,582,330	7.60%	-	0.00%
Tax Free Spin Off Reorg	(19,958,469)	-33.08%	-	0.00%
Other Adjustments
Transfer of Legal Liability to Subsidiary Via Spin Off	2,108,969	3.50%
Change in Federal valuation allowance
Valuation Allowance related to Deferred Tax Attributes Transferred via Spin Off	20,803,927	34.48%	-	0.00%
Change in VA from Disc Ops Transferred via Spin Off	(7,054,417)	-11.69%	-	0.00%
Change in VA from All Operations	(13,567,865)	-22.49%	7,431,557	-18.96%

Income Taxes Provision (Benefit)	-	0.00%	-	0.00%

Significant components of the Company’s deferred tax assets as of December 31, 2025, and 2024 are summarized below. The calculations presented below reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018. See Note 2 – Income Taxes

	2025	2024
Deferred tax assets:
Net operating loss carry forwards	34,141,809	35,952,532
Remediation Liability	-	5,554,862
Capitalized R&D	9,676	418,370
Fixed Assets	(3,299)	5,095,109
Accrued Litigation Liability	460,110	3,576,251
ROU Assets/Liabilities	250,067	507,138
Stock Compensation	390,528	336,487
Total deferred tax asset	35,248,891	51,440,749
Valuation allowance	(35,248,891)	(51,440,749)

As of December 31, 2025, the Company had approximately $134.3 million of net operating loss carryforwards. Net operating losses generated prior to January 1, 2018 expire beginning in 2035, while net operating losses generated thereafter may be carried forward indefinitely, subject to an annual limitation. A full valuation allowance has been recorded against the Company’s deferred tax assets as it is more likely than not that such assets will not be realized.

We reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2021 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

The Company has calculated federal and state net operating loss carryforwards based on the preparation of its income tax returns; however, such returns have not yet been finalized or filed. Accordingly, the NOL amounts reflected in the accompanying financial statements represent management’s best estimates and are subject to change upon completion of the tax returns. Any such changes could be material to the Company’s deferred tax assets; however, a full valuation allowance has been recorded against these amounts.

In addition, tax years including 2021 and after remain unfiled as of December 31, 2025, and therefore the statute of limitations for those years remains open.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

In the course of normal operations, the Company is involved in various claims and litigation matters that management intends to defend. The range of loss, if any, from all potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters not disclosed below will not have a material adverse impact on the Company’s business or financial position.

AIC has a number of unpaid legal judgments for amounts that plaintiffs claim are due for services or goods provided to the Company that are accrued and total approximately $3,400,000 as of December 31, 2025 and 2024. The company has been named in approximately $2,300,000 of these proceedings which have been accrued in the company’s financial statements, including a judgement stemming from an AIC contractor in the amount of $1,673,552.

In December 2025, Wyoming County Coal (“WCC”) was named as a defendant in litigation initiated by the trustee of the 2023 Series West Virginia Development Bond seeking accelerated payment of amounts allegedly due under the bond. American Infrastructure Corporation (“AIC”), the sole parent of WCC, and the Company were also named in connection with a project completion guaranty provided at the time of financing. The Company and WCC are contesting the claims and pursuing a potential out‑of‑court resolution. Based on current information, management does not believe the outcome of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows, and no liability has been recorded as of December 31, 2025.

NOTE 12 – SEGMENT INFORMATION

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

During February 2025, the Company completed a spin-off of its American Infrastructure (AIC) and ReElements (RLMT) reporting units. AIC and RLMT were deconsolidated as of December 25, 2025 and December 26, 2025, respectively and are presented as discontinued operations in the accompanying consolidated financial statements.

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

The table below presents information about reported segments for the years ending December 31:

2025
	Corporate	EMC	Consolidated
Revenue	-	-	-
Operating (loss)	(10,622,774)	(685,761)	(11,308,535)

2024
	Corporate	EMC	Consolidated
Revenue	-	34,070	34,070
Operating (loss)	(13,136,778)	(1,082,240)	(14,219,018)

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss) before income taxes, for the years ended December 31, 2025 and 2024, is as follows:

2025	Corporate	EMC	Consolidated
Revenue
Metal recovery and sales	$-	$-	$-
Total revenue	-	-	-

Operating expenses (income)
Cost of sales and processing	-	306,639	306,639
Depreciation	122,916	-	122,916
General and administrative	9,194,914	362,976	9,557,890
Professional fees	462,303	16,146	478,449
Litigation expense	720,283	-	720,283
Production taxes and royalties	14,851	-	14,851
Development	107,507	-	107,507
Segment operating loss	$(10,622,774)	$(685,761)	$(11,308,535)

Reconciling items to net loss:			$(6,525,961)
Net loss			$(17,834,496)

2024	Corporate	EMC	Consolidated
Revenue
Metal recovery and sales	$-	$34,070	$34,070
Total revenue	-	34,070	34,070

Operating expenses (income)
Cost of sales and processing	-	530,891	530,891
Depreciation	123,253	-	123,253
General and administrative	11,043,789	373,419	11,417,208
Professional fees	1,523,305	212,000	1,735,305
Production taxes and royalties	11,638	-	11,638
Development	434,793	-	434,793
Segment operating loss	$(13,136,778)	$(1,082,240)	$(14,219,018)

Reconciling items to net loss:			$(1,742,143)
Net loss			$(15,961,161)

NOTE 13 – REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS:

Warrants

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2025, management identified an error related to the accounting for warrants issued on June 9, 2021. The warrants were determined to be equity‑classified at issuance; however, the related warrant value was not recorded within additional paid‑in capital at the issuance date.

The warrants were subsequently exercised during 2025. As the warrants were equity‑classified, the correction resulted solely in a reclassification within additional paid‑in capital to recognize the previously unrecorded warrant component. The correction had no impact on total stockholders’ equity, net income (loss), earnings per share, cash flows, or total assets or liabilities for any period presented.

Income Taxes

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, management identified errors in disclosure of income tax returns being unfiled.  Certain tax years remain unfiled as of December 31, 2025, and therefore the statute of limitations for those years remains open.

Leases

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, management identified errors in the accounting for a related-party finance lease recognized under ASC 842, Leases.

The errors primarily related to (i) the use of an incremental borrowing rate derived from financing arrangements entered into in 2023 rather than a contemporaneous secured borrowing rate at the lease commencement date in April 2024, and (ii) the omission of certain leasehold improvement recoupment credits in the initial measurement of the lease liability and corresponding right-of-use (“ROU”) asset. As a result of these errors, certain deferred lease payment obligations were previously recorded within accounts payable – related party rather than being appropriately reflected in the measurement and presentation of the finance lease liability.

The Company assessed the effect of the errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined that the errors were not material to any previously issued 2024 consolidated financial statements. The lease is related to discontinued operations and accordingly the lease is recorded within the assets and liabilities of discontinued operations and income (loss) from discontinued operations in the accompanying consolidated financial statements.  The following adjustments recorded in the accompanying 2024 consolidated financial statements reflect adjustments made to financial statement classifications before the effects of the discontinued operations adjustments described in Note 2.

Balance Sheet Impact

As of December 31, 2024, the revision resulted in:

•	A decrease in the finance lease right-of-use asset of approximately $5.8 million;
•

A decrease in the non-current portion of the finance lease liability of approximately $6.0 million and an increase in the current portion of the finance lease liability of approximately $1.1 million; and

•	A decrease in accounts payable – related party of approximately $1.1 million.

Statements of Operations and Cash Flows Impact

For the year ended December 31, 2024:

•

Interest expense increased by approximately $0.01 million and rent expense decreased by approximately $0.1 million, reflecting revised timing and classification of lease-related expenses due to corrected lease measurements and discount rates and;

•	There was no impact on the net change in cash and cash equivalents.

Stockholders’ Equity Impact

Net loss decreased by approximately $0.1 million. Accumulated deficit and total stockholders’ deficit at December 31, 2024 were adjusted accordingly. There was no impact on common stock or additional paid-in capital.

The following table reflects the corrections of errors on the previously issued consolidated balance sheet line items affected. The revisions were not material to the Company’s previously issued consolidated statements of operations, stockholders’ equity or cash flows.

Balance Sheet as of December 31, 2024	As Reported	Adjustment	As Revised
Finance - right-of-use assets, net – related party	19,407,504	(5,791,023)	13,616,481
Total assets	$19,407,504	$(5,791,023)	$13,616,481

Accounts Payable - Related Party	9,014,288	(1,064,709)	7,949,579
Finance lease - related party, current	363,296	1,089,467	1,452,763
Total current liabilities	9,377,584	24,758	9,402,342

Finance lease – related party, non-current	19,407,504	(5,951,143)	13,456,361
Total liabilities	$29,096,181	(5,926,385)	23,169,796

Accumulated deficit	(265,905,115)	(134,835)	(266,039,950)
Total stockholders' deficit	(265,905,115)	(134,835)	(266,039,950)
Total liabilities and stockholders' deficit	$(236,808,934)	$(6,061,220)	$(242,870,154)

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. No events occurred after December 31, 2025, that would require adjustment to or disclosure in the financial statements.

